Form 10-Q
period 2021-03-31
Roblox Corp
filed 2021-05-13
CIK 1315098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 001-39763

Roblox Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-0991664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

970 Park Place, San Mateo

San Mateo, California, 94403

(Address of principal executive offices and Zip Code)

(888) 858-2569

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	RBLX	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 7, 2021, the registrant had 516,244,161 shares of Class A common stock and 53,587,302 of Class B common stock, each with a par value of $0.0001 per share, outstanding.

Special Note Regarding Forward-Looking Statements

Special Note Regarding User Metrics and Other Data

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “plan,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could “intend,” “shall,” “project,” “contemplate,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

our expectations regarding future financial performance, including but not limited to our expectations regarding revenue, cost of revenue, operating expenses, and our key metrics, and our ability to achieve and maintain future profitability;

•	our ability to successfully execute our business and growth strategy, including our potential to scale and grow our international users, developers, and creators;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

•	the demand for our platform in general;

•	our ability to retain and increase our number of users, developers, and creators;

•	the impact of the easing of restrictions related to the COVID-19 pandemic, including on our users’, developers’, and creators’ usage and spending habits;

•	our ability to develop enhancements to our platform, and bring them to market in a timely manner;

•	our beliefs about and objectives for future operations;

•	our ability to attract and retain employees and key personnel and maintain our corporate culture;

•	future acquisitions or investments;

•	the ability for developers to build, launch, scale, and monetize experiences for users;

•	our expectations regarding our ability to generate revenue from our users;

•	our ability to convert users into developers and creators;

•	our expectations regarding new target demographics;

•	the functionality and economics of our platform on mobile operating systems;

•	our ability to continue to provide a safe and civil online environment, particularly for children;

•	our ability to develop and protect our brand;

•	our ability to maintain the security and availability of our platform;

•	our business model and expectations and management of future growth, including expansion in international markets and expenditures associated with such growth;

•	our ability to compete with existing and new competitors;

•	our expectations regarding outstanding litigation and legal and regulatory matters;

•

our expectations regarding the effects of existing and developing laws and regulations, including with respect to privacy, data protection, online safety, and the regulation of Robux as a security, both in the U.S. and internationally, including how such laws and regulations may interfere with user, developer, and creator access to our platform and experiences;

•	Tencent’s ability to successfully publish and operate Luobolesi in China;

•	our expectations surrounding Robux as an attractive virtual currency and incentives to reinvest Robux in the platform;

•	the impact of foreign currency exchange rates on results of operations;

•	economic, seasonal, and industry trends;

•	our expectations regarding new accounting standards;

•	our ability to remediate a previously identified material weakness in our internal controls over financial reporting;

•	our ability to achieve effective control over financial reporting;

•	our estimates related to stock-based compensation expenses; and

•	the increased expenses associated with being a public company.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10- to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

SPECIAL NOTE REGARDING OPERATING METRICS

We manage our business by tracking several operating metrics, including daily active users, or DAUs, hours engaged, and average bookings per DAU, or ABPDAU. As a management team, we believe each of these operating metrics provides useful information to investors and others. For information concerning these metrics as measured by us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our platform is used. These metrics are determined by using internal data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. This platform tracks user account and session activity. If we fail to maintain an effective analytics platform, our metrics calculations may be inaccurate.

We believe that these metrics are reasonable estimates of our user base for the applicable period of measurement, and that the methodologies we employ and update from time-to-time to create these metrics are reasonable bases to identify trends in user behavior. Because we update the methodologies we employ to create metrics, our DAUs or other metrics may not be comparable to those in prior periods. Additionally, the accuracy of these metrics may be affected by certain factors relating to user activity and systems and our ability to identify and detect attempts to replicate legitimate user activity, often referred to as botting. See the sections titled “Risk Factors—Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may significantly harm and negatively affect our reputation and our business”.

Daily active users, or DAUs

We define a DAU as a user who has logged in and visited Roblox through our website or application on a unique registered account on a given calendar day. If a registered, logged in user visits Roblox more than once within a 24-hour period that spans two calendar days, that user is counted as a DAU only for the first calendar day. We believe this method better reflects global engagement on the platform compared to a method based purely on a calendar-day cutoff. DAUs for a specified period is the average of the DAUs for each day during that period, so 30 days, for example, in the month of September.

Other companies, including companies in our industry, may calculate DAUs differently.

We track DAUs as an indicator of the size of the audience engaged on our platform. DAUs are also broken out by geographic region to help us understand the global engagement on our platform.

The geographic location data collected is based on the IP address associated with the account when an account is initially registered on Roblox. The IP address may not always accurately reflect a user’s actual location at the time they engaged with our platform. We do not collect the geographic location of our Xbox users, which are grouped into Rest of World DAUs for the purposes of our reporting.

Because DAUs measure account activity and an individual user may actively use our platform within a particular day on multiple accounts for which that individual registered, our DAU metric is not a measure of unique individuals accessing Roblox. Additionally, if undetected, fraud and unauthorized access to our platform may contribute, from time to time, to an overstatement of DAUs. In many cases, fraudulent accounts are created by bots to inflate user activity for a particular developer’s content on our platform, thus making the developer’s experience or other content appear more popular than it really is. We strive to detect and minimize fraud and unauthorized access to our platform. See the sections titled “Risk Factors—Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may significantly harm and negatively affect our reputation and our business” and “Risk Factors—Some developers, creators, and users on our platform may make unauthorized, fraudulent, or illegal use of Robux and other digital goods on our platform, including through unauthorized third-party websites or “cheating” programs.”

Hours engaged

We define hours engaged as the time spent by our users on the platform, which includes time spent in experiences, which refer to the titles that have been created by developers, and within platform features such as chat and avatar personalization. Users can personalize the size and body shape of their avatars as well as equip their avatars with items acquired from the Avatar Marketplace, a marketplace that allows users to acquire items such as clothing, gear, simulated gestures, or emotes, and other accessories.

We calculate total hours engaged as the aggregate of user session lengths in a given period. We determine this length of time using internal company systems that track user activity on our platform, and aggregate discrete activities into a user session.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ROBLOX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par values)

(unaudited)

	As of
	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,600,530	$893,943
Accounts receivable—net of allowances	233,781	246,986
Prepaid expenses and other current assets	29,135	26,274
Deferred cost of revenue, current portion	309,388	256,928

Total current assets	2,172,834	1,424,131
Property and equipment—net	209,794	206,415
Operating lease right-of-use assets	205,117	—
Deferred cost of revenue, long-term	123,595	113,793
Intangible assets, net	40,202	42,326
Goodwill	59,568	59,568
Other assets	4,969	1,567

Total assets	$2,816,079	$1,847,800

Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,269	$12,012
Accrued expenses and other current liabilities	122,285	65,392
Developer exchange liability	84,337	80,912
Deferred revenue—current portion	1,295,464	1,070,230

Total current liabilities	1,510,355	1,228,546
Deferred revenue—net of current portion	528,904	484,699
Operating lease liabilities	184,721	—
Other long-term liabilities	505	22,109

Total liabilities	2,224,485	1,735,354
Commitments and contingencies (Note 11)
Convertible Preferred Stock
Convertible preferred stock, Series A, B, C, D, D-1, E, F, and G $0.0001 par value, zero and 349,522 shares authorized as of March 31, 2021, and December 31, 2020, respectively; zero and 337,235 shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively; aggregate liquidation preference of zero and $335,654 as of March 31, 2021, and December 31, 2020, respectively	—	344,827
Stockholders’ Equity (Deficit)
Preferred stock; $0.0001 par value per share; 100,000 and zero shares authorized as of March 31, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—

Common stock, $0.0001 par value; 5,000,000 and 740,000 authorized as of March 31, 2021, and December 31, 2020, respectively, 568,894 and 201,327 shares issued and outstanding as of March 31, 2021, and December 31, and 2020, respectively; Class A common stock—4,935,000 and 675,000 shares authorized as of March 31, 2021, and December 31, 2020, respectively; 515,307 and 144,039 shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively; Class B common stock—65,000 shares authorized as of March 31, 2021, and December 31, 2020, respectively, 53,587 and 57,287 shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively

	57	20
Additional paid-in capital	1,199,833	239,792
Accumulated other comprehensive income	90	90
Accumulated deficit	(626,507)	(492,290)

Total Roblox Corporation stockholders’ equity (deficit)	573,473	(252,388)
Noncontrolling interests	18,121	20,007

Total stockholders’ equity (deficit)	591,594	(232,381)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$2,816,079	$1,847,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$386,976	$161,570
Cost and expenses:
Cost of revenue(1)	97,937	41,793
Developer exchange fees	118,938	44,499
Infrastructure and trust & safety	94,136	52,620
Research and development	96,644	49,409
General and administrative	94,375	30,558
Sales and marketing	20,002	15,657

Total cost and expenses	522,032	234,536
Loss from operations	(135,056)	(72,966)
Interest income	5	1,247
Other expense, net	(1,050)	(3,157)

Loss before provision for income taxes	(136,101)	(74,876)
Provision for income taxes	2	1

Consolidated net loss	(136,103)	(74,877)
Net loss attributable to the noncontrolling interest	(1,886)	(498)

Net loss attributable to common stockholders	$(134,217)	$(74,379)

Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.44)

Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	291,074	169,542

(1)	Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.

The accompanying notes are an integral part of these condensed consolidated financial statements

ROBLOX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Consolidated Net loss	$(136,103)	$(74,877)
Other comprehensive income/(loss):
Foreign currency translation adjustments	—	—
Net change in unrealized gains (loss) on available-for-sale marketable securities, net of tax	—	216

Other comprehensive income/(loss), net of tax	—	216

Total comprehensive loss including noncontrolling interests	(136,103)	(74,661)
Less: net loss attributable to noncontrolling interests	(1,886)	(498)
Less: cumulative translation adjustments attributable to noncontrolling interests	—	—

Total comprehensive loss attributable to noncontrolling interests	(1,886)	(498)

Total comprehensive loss attributable to common stockholders	$(134,217)	$(74,163)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

(unaudited)

Three Months Ended March 31, 2021

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	337,235	$344,827	201,327	$20	$239,792	$90	$(492,290)	$20,007	$(232,381)
Issuance of common stock upon exercises of stock options	—	—	18,443	2	30,219	—	—	—	30,221
Issuance of Series H preferred stock, net	11,889	534,286	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with the direct listing	(349,124)	(879,113)	349,124	35	879,078	—	—	—	879,113
Stock- based compensation	—	—	—	—	50,744	—	—	—	50,744
Other	—	—	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(134,217)	(1,886)	(136,103)

Balance at March 31, 2021	—	—	568,894	$57	$1,199,833	$90	$(626,507)	$18,121	$591,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

(unaudited)

Three Months Ended March 31, 2020

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	324,304	$187,191	166,768	$17	$101,671	$39	$(239,036)	$24,360	$(112,949)
Issuance of common stock upon exercises of stock options	—	—	3,589	—	1,283	—	—	—	1,283
Issuance of Series G preferred stock	23,645	149,669	—	—	—	—	—	—	—
Series D-1 warrants upon exercise of warrants for cash(1)	1,574	8,225	—	—	—	—	—	—	—
Stock- based compensation	—	—	—	—	42,257	—	—	—	42,257
Other	—	—	—	—	—	216	—	—	216
Cumulative translation adjustments	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(74,379)	(498)	(74,877)

Balance at March 31, 2020	349,523	$345,085	170,357	$17	$145,211	$255	$(313,415)	$23,862	$(144,070)

(1)	Exercise of warrants for gross proceeds of $0.1 million and a reclassification of warrant liability fair market value of $8.1 million as of the exercise date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Consolidated net loss	$(136,103)	$(74,877)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by (used in) operations:
Depreciation and amortization	16,620	9,085
Stock-based compensation expense	50,744	42,257
Change in fair value of warrants	—	1,890
Other non-cash charges/(credits)	(52)	302
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	13,256	1,183
Accounts payable	(782)	669
Prepaid expenses and other current assets	(10,967)	(7,301)
Operating lease right of use assets	(9,173)	—
Other assets	(3,401)	902
Developer exchange liability	3,425	(1,454)
Accrued expenses and other current liabilities	16,273	3,269
Other long-term liability	304	1,713
Operating lease liabilities	17,148	—
Deferred revenue	269,439	88,769
Deferred cost of revenue	(62,262)	(22,878)

Net cash provided by operating activities	164,469	43,529

Cash flows from investing activities:
Acquisition of property and equipment	(22,133)	(8,921)
Purchases of short-term investments	—	(5,991)
Maturities of short-term investments	—	21,000
Purchases of intangible assets	(256)	—

Net cash (used in)/provided by investing activities	(22,389)	6,088

Cash flows from financing activities:
Proceeds from issuance of preferred stock for warrant exercises	—	147
Proceeds from issuance of common stock	30,221	1,282
Net proceeds from issuance of preferred stock	534,286	149,669

Net cash provided by financing activities	564,507	151,098

Effect of exchange rate changes on cash and cash equivalents	—	(1)
Net increase in cash and cash equivalents	706,587	200,714
Cash and cash equivalents
Beginning of period	893,943	301,493

End of period	$1,600,530	$502,207

Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for income taxes	—	—
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$9,476	$20,988
Conversion of convertible preferred stock to common stock upon direct listing	$879,113	—

Roblox Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

Description of Business

Roblox Corporation, or the Company, was incorporated under the laws of the state of Delaware in March 2004. The Company operates a human co-experience platform, or the Platform, or Roblox Platform, where users interact with each other to explore and develop immersive, user-generated, 3D experiences. Upon signing up for Roblox, a user personalizes their unique Roblox identity, or avatar. Users are then free to immerse themselves in experiences on Roblox and can acquire experience-specific enhancements or avatar items in the Company’s Avatar Marketplace using the virtual currency, or Robux. Any user can be a developer or creator on the Company’s platform. Developers build experiences published on Roblox and can earn Robux through microtransactions in their experiences, through engagement-based payouts, and by selling virtual items in the Roblox virtual economy.

Direct Listing

On March 10, 2021, the Company completed a direct listing of its Class A common stock (“Direct Listing”) on the New York Stock Exchange (“NYSE”). The Company incurred fees primarily related to financial advisory service, audit and legal expenses, in connection with the Direct Listing and recorded general and administrative expenses of $50.7 million for the three months ended March 31, 2021. Immediately prior to the Direct Listing, all shares of outstanding convertible preferred stock were converted into an equivalent number of shares of Class A common stock.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on December 31. For example, references to fiscal 2021 and 2020 refer to the fiscal year ending December 31, 2021 and December 31, 2020, respectively.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus dated March 2, 2021 (“Effective Date”) and filed with the SEC pursuant to Rule 424(b)(4) on March 10, 2021 (“Final Prospectus”).

In our opinion, the information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended March 31, 2021 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other period.

There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the year ended December 31, 2020 included in the Final Prospectus, other than the adoption of accounting pronouncements as described below under the heading “Leases” and in Note 3, “Recent Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements.

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation within the cash flows from operating activities in the condensed consolidated statements of cash flows. These reclassifications were not material and had no impact on previously reported net cash used in operating activities in the Company’s Condensed Consolidated Statements of Cash Flows for any periods presented.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and subsidiaries over which the Company has control. All intercompany transactions and balances have been eliminated. The condensed consolidated financial statements include 100% of the accounts of wholly owned and majority owned subsidiaries, and the ownership interest of minority investors is recorded as noncontrolling interest.

Stock Split

On January 31, 2020, the Company’s board of directors approved an amendment to its certificate of incorporation to effect a split of shares of the issued and outstanding common stock and convertible preferred stock at a 2-for-1 ratio. The stock split was approved by the Company’s stockholders and effected on January 31, 2020.

All issued and outstanding shares of common stock and convertible preferred stock, dividend rates, conversion rates, options to purchase common stock, exercise prices, and the related per-share amounts contained in these condensed consolidated financial statements have been adjusted to reflect these stock splits for all periods presented.

Segments

The Company operates as a single operating segment. The chief operating decision maker of the Company is its Chief Executive Officer (“CEO”), who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis, accompanied by disaggregated information of our revenue. Accordingly, the Company has determined that it has a single reportable segment and operating segment structure.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. Significant estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, the estimated period of time the virtual items are available to the user and the estimated consumable and durable virtual items purchased for which the Company lacks specific information that we use for revenue recognition, useful lives of property and equipment and intangible assets, valuation of acquired goodwill and intangible assets, accrued liabilities (including accrued developer exchange fees), contingent liabilities, valuation of deferred tax assets and liabilities, stock-based compensation, the carrying value of operating lease right-of-use assets and evaluation of recoverability of long-lived assets. The Company assesses these estimates on a regular basis; however, actual results could differ materially from these estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

The novel coronavirus, or COVID-19, pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions. The full extent to which the COVID-19 pandemic will directly or indirectly impact the global economy, the lasting social effects, and impact on the Company’s business, results of operations, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. As of the date of issuance of the condensed consolidated financial statements, the Company is not aware of any specific event of circumstance related to COVID-19 that would require it to update its estimates or judgments or adjust the carrying value of its assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the condensed consolidated financial statements. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.

Concentration of Credit Risk and Significant Customers—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. Cash and cash equivalents are deposited with high quality financial institutions and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal credit risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.

The Company provides credit, in the normal course of business, to various customers, performs ongoing credit evaluations of its customers, and maintains allowances for potential credit losses on customers’ accounts when deemed necessary. The Company has not experienced any material credit losses to date.

The Company uses various distribution channels to collect payments from users. As of March 31, 2021, and December 31, 2020, two distribution channels accounted for 63% and 50% of our accounts receivable, respectively. One of the distribution channels accounted for 47% and 25% of our accounts receivable as of March 31, 2021 and December 31, 2020, respectively. The second distribution channel accounted for 16% and 25% of our accounts receivable as of March 31, 2021 and December 31, 2020, respectively.

One distribution channel processed 35% and 33% of our overall revenue transactions for the three months ended March 31, 2021 and 2020, respectively. A second distribution channel processed 18% of our overall revenue transactions for each of the three months ended March 31, 2021 and 2020.

Revenue Recognition

Revenue Recognition Policy

In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when control of the service is transferred to the customer. The amount of revenue recognized reflects the consideration that we expect to be entitled to in exchange for these services. To achieve the core principle of this standard, we determine revenue recognition by:

•	identifying the contract, or contracts, with the customer;

•	identifying the performance obligations in the contract;

•	determining the transaction price;

•	allocating the transaction price to performance obligations in the contract; and

•	recognizing revenue when, or as, we satisfy performance obligations by transferring the promised services.

We derive substantially all of our revenue from the sale of virtual items on the Roblox Platform.

Roblox Platform

We operate the Roblox Platform as live services that allow users to play and socialize with others for free. Within the experience, however, users can purchase virtual currency (Robux) to obtain virtual items to enhance their social experience. Proceeds from the sale of Robux are initially recorded in deferred revenue and recognized as revenues as a user purchases and uses virtual items. Our identified performance obligation is to provide users with the ability to acquire, use, and hold virtual items on the Roblox Platform over the estimated period of time the virtual items are available to the user or until the virtual items are consumed.

Users can purchase Robux, as one-time purchases or through monthly subscriptions via mobile payments, credit cards, or prepaid cards. Payments from users are non-refundable and relate to non-cancellable contracts for a fixed price that specify our obligations. Revenue is recorded net of taxes, assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between us and our users, and estimated chargebacks. Such payments are initially recorded to deferred revenue.

The satisfaction of our performance obligation is dependent on the nature of the virtual item purchased and as a result, we categorize our virtual items as either consumable or durable

•

Consumable virtual items represent items that can be consumed by a specific user action. Common characteristics of consumable virtual items may include items that are no longer displayed on the user’s inventory after a short period of time or do not provide the user any continuing benefit following consumption. For the sale of consumable virtual items we recognize revenue as the items are consumed.

•

Durable virtual items represent items which result in a persistent change to a users’ character or item set (e.g., virtual hat, pet, or house). These items are generally available to the customer to hold, use, or display for as long as they are on our Roblox Platform. We recognize revenue from the sale of durable virtual items ratably over the estimated period of time the items are available to the user which is estimated as the average lifetime of a paying user.

To separately account for consumable and durable virtual items, the Company specifically identifies each purchase for the majority of virtual items purchased on the Roblox Platform. For the remaining population, the Company estimates the amount of consumable and durable virtual items purchased based on data from specifically identified purchases and the expected behavior of the users within similar experiences.

The average lifetime of a paying user estimate is calculated based on historical monthly retention data for each user cohort to project future participation on the Roblox Platform and is currently estimated to be 23 months. Determining the estimated average lifetime of a paying user requires management’s judgment. The Company considers results from prior analyses and trends in the activity of the Company’s recent user cohorts in determining the estimated average lifetime of a paying user. The Company believes this estimate is the best representation of the average life of the durable virtual items.

Principal Agent Considerations

The Company evaluates the sales of Robux via third-party payment processors to determine whether its revenues should be reported gross or net of fees either retained by the payment processor or paid to the developers and creators (“Developer Exchange Fees”). The Company is the principal in the transaction with the end user as a result of controlling, hosting, and integrating the delivery of the virtual items to the end user. The Company records revenue gross as a principal and records fees paid to payment processors and Developer Exchange Fees as an expense.

Other Revenue

Other revenue primarily consists of revenue from advertising, licenses, and royalties. The Company recognizes revenue based on the performance obligations of the underlying agreements, in an amount that reflects the consideration that the Company expects to be entitled to.

Stock Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards, including stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”) granted to employees, directors, and non-employees, and stock purchase rights granted under the 2020 Employee Stock Purchase Plan (“2020 ESPP”) to employees, based on the estimated fair value of the awards on the date of grant.

The fair value of each stock option granted and stock purchase right granted under the 2020 ESPP is estimated using the Black-Scholes option-pricing model and is recognized as compensation expense on a straight-line basis over the requisite service period. The Black-Scholes option pricing model requires certain subjective inputs and assumptions, including the fair value of the Company’s Class A common stock, the expected term, risk-free interest rates, expected stock price volatility, and expected dividend yield of the Company’s Class A common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. These assumptions and estimates are as follows:

•

Fair value of Class A common stock— Prior to the Direct Listing, the fair value of the shares of Class A common stock underlying the stock options has historically been determined by the Company’s board of directors along with management as there was no public market for the underlying common stock. The Company’s board of directors along with management determined the fair value of the Company’s common stock by considering a number of objective and subjective factors including: contemporaneous third-party valuations of its common stock, the valuation of comparable companies, sales of the Company’s common and convertible preferred stock to outside investors in arms-length transactions, the Company’s operating and financial performance, the lack of marketability, and the general and industry specific economic outlook, amongst other factors. After the completion of the Direct listing, the fair value of the Company’s Class A common stock is determined based on the NYSE closing price on the date of grant.

•

Expected term—The expected term represents the period stock-based awards are expected to be outstanding. The expected term assumptions are determined based on the vesting terms, estimated exercise behavior, post-vesting cancellations and contractual lives of the awards.

•

Risk-free interest rates—The risk-free interest rate is based on the implied yields in effect at the time of the grant of U.S. Treasury notes with terms approximately equal to the expected term of the award.

•

Expected stock price volatility— Prior to the Direct Listing, the Company used the historical volatility of the stock price of similar publicly traded peer companies. After the completion of the Direct Listing the Company continues to use the historical volatility of the stock price of similar publicly traded peer companies since it has not established sufficient public trading history.

•	Expected dividend yield—The Company utilized a dividend yield of zero, as it had no history or plan of declaring dividends on its common stock.

RSUs granted by the Company prior to March 2021, vest upon the satisfaction of both a service-based vesting condition, which is typically four years, and a liquidity event-related performance vesting condition. The liquidity event-related performance vesting condition was satisfied on the Effective Date, and the Company recorded a cumulative stock-based compensation expense as of the Direct Listing date for those RSUs for which the service-based vesting condition has been satisfied. Stock-based compensation related to the remaining service-based period after the liquidity event-related performance vesting condition was satisfied will be recorded over the remaining requisite service period using the accelerated attribution method.

Since March 2021, the Company only granted RSUs that vest upon the satisfaction of a service-based vesting condition and the compensation expense for these RSUs is recognized on a straight-line basis over the requisite service period.

In February 2021, the compensation committee of the Company’s board of directors granted the CEO a Long-Term Performance Award (“CEO Long-Term Performance Award”), an RSU award that includes a service and a market condition. The fair value of the CEO Long-Term Performance Award is determined using a Monte Carlo simulation model. The associated stock-based compensation is recorded over the derived service period, using the accelerated attribution method. If the stock price goals are met sooner than the derived service period, the Company will adjust the stock-based compensation expense to reflect the cumulative expense associated with the vested portion of the CEO Long-Term Performance Award. Provided that David Baszucki continues to be the CEO of the Company, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock price goals are achieved.

The Company records forfeitures when they occur for all stock-based awards.

Leases

Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“Topic 842”) along with all subsequent ASU clarifications and improvements that are applicable to the Company on January 1, 2021 utilizing the modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated.

The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 10 years and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to five years after expiration of the initial term. The Company determines if an arrangement contains a lease at inception. The Company determines if a contract contains a lease based on whether we have the right to obtain substantially all of the economic benefits from the use of an identified asset and whether we have the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which we do not own.

Operating lease right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term. Operating lease liabilities represent our obligation to make lease payments arising from the lease at the commencement date and are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Operating lease ROU assets are recognized as the lease liability, adjusted for lease incentives received, initial direct costs and prepayments made.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date to calculate the present value of future payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The concluded incremental borrowing rate for each respective term was derived using a synthetic credit rating established for the Company and applying it to arrive at corporate bond yields with a credit rating similar to the Company. Certain lease agreements include options to renew or terminate the lease, and such option is factored into determination of the lease term and future lease payments when it is reasonably certain that the Company will exercise the option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Variable lease payments are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities.

The Company subleases certain real estate under agreements that are classified as operating leases.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not account for lease components (e.g., fixed payments including rent) separately from the non-lease components (e.g., common-area maintenance costs). See Note 5, “Leases” to the Notes to Condensed Consolidated Financial Statements for more information.

Note 3. Recent Accounting Pronouncements

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. The adoption dates discussed below reflect this election.

Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued ASU No. 2016-02, Topic 842, which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. The Company adopted the guidance on January 1, 2021 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2021. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, assessment on whether a contract was or contains a lease, and initial direct costs for leases that existed prior to January 1, 2021. The Company also elected to combine its lease and non-lease components and not recognize ROU assets and lease liabilities for leases with an initial term of 12 months or less. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of ROU assets. See Note 5, “Leases” to the Notes to Condensed Consolidated Financial Statements for more information.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. This new guidance was effective for the Company beginning on January 1, 2021, the effective date and did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The purpose of ASU 2019-12 is to reduce complexity in the accounting standards for income taxes by removing certain exceptions as well as clarifying certain allocations. This update removed the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operation and income or a gain from other items (for example, discontinued operations or other comprehensive income). This update also addresses the split recognition of franchise taxes that are partially based on income between income-based tax and non-income-based tax. This guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company elected to adopt ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“Topic 326”) which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for the Company beginning January 1, 2023, and interim periods therein. Early adoption is permitted. The amendments in this update should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the statement of financial position as of the date that the Company adopts the amendments. The Company is currently evaluating the effect that Topic 326 may have on its consolidated financial statements and related disclosures.

4. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes revenue by region based on the billing country of users:

	Three Months Ended March 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada[1]	$264,508	68%	$112,648	70%
Europe	72,602	19	28,420	17
Asia-Pacific, including Australia and New Zealand	28,312	7	12,694	8
Rest of world	21,554	6	7,808	5

Total	$386,976	100%	$161,570	100%

(1)	The Company’s net revenues in the U.S. were 64% and 65% of consolidated net revenues for the three months ended March 31, 2021 and 2020, respectively.

No individual country, other than those disclosed above, exceeded 10% of our total revenue for any period presented.

Durable virtual items accounted for 87% and 88% of Roblox Platform revenue for the three months ended March 31, 2021 and 2020, respectively. Consumable virtual items accounted for 13% and 12% of Roblox Platform revenue for the three months ended March 31, 2021 and 2020, respectively.

Contract Balances and Deferred Revenue

The Company receives payments from its users based on the payment terms established in its contracts. Such payments are initially recorded to deferred revenue and are recognized into revenue as the Company satisfies its performance obligations. Further, payments made by the Company’s users are collected by payment processors and remitted to us generally within 30 days.

Deferred revenue mostly consists of payments we receive from users in advance of revenue recognition. During the three months ended March 31, 2021 and 2020, $299.1 million and $128.3 million, respectively, of revenue was recognized that was included in the current portion deferred revenue balance at the beginning of the periods.

As of March 31, 2021, the aggregate amount of revenue allocated to unsatisfied performance obligations is included in our deferred revenue balances. As of March 31, 2021, the Company expects to recognize $1,295.5 million, as revenue over the next 12 months, and the remainder thereafter.

As mentioned above, the Company bills in advance of its performance obligations and as such, does not have unbilled receivables.

5. Leases

Adoption of Topic 842

Effective January 1, 2021, the Company adopted Topic 842 utilizing the modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The primary impact for the Company was the balance sheet recognition of operating lease ROU assets and operating lease liabilities. The Company does not have any finance leases.

The following table summarizes the impacts of adopting Topic 842 on the Company’s consolidated balance sheet as of December 31, 2020 (in thousands):

	As Reported Balance as of December 31, 2020	Adjustments due to Topic 842	As Adjusted Balance as of January 1, 2021
Assets
Operating lease right-of-use assets	—	$195,944	$195,944
Prepaid expenses and other current assets	26,274	(8,106)	18,168

Total	$26,274	$187,838	$214,112

Liabilities
Accrued expenses and other current liabilities	$65,392	$(1,704)	$63,688
Other long-term liabilities	22,109	(21,983)	126
Operating lease liabilities—short-term	—	32,162	32,162
Operating lease liabilities—long-term	—	179,363	179,363

Total	$87,501	$187,838	$275,339

The Company has operating leases for real estate, and co-located data centers. During the three months ended March 31, 2021, operating lease expense was approximately $12.0 million. Variable lease cost, short-term lease cost and sublease income were immaterial during the three months ended March 31, 2021. As of March 31, 2021, $44.0 million was included in accrued expenses and other current liabilities and $184.7 million as long-term operating lease liabilities.

The following table presents maturity of lease liabilities under the Company’s non-cancelable operating leases as of March 31, 2021 (in thousands):

Remainder of 2021	$38,781
2022	52,658
2023	45,545
2024	36,504
2025	29,620
Thereafter	54,340

Total lease payments	$257,448

Less: interest(1)	28,775

Present value of lease liabilities	$228,673

(1)	Calculated using the interest rate for each lease.

In addition, the Company has executed operating leases for data centers and colocation space which have not commenced as of March 31, 2021. The legally binding minimum lease payments for these leases is $28.6 million with lease term ranging between three to five years.

The following table presents supplemental information for the three months ended March 31, 2021 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	5.67
Weighted average discount rate	3.9%
Cash paid for amounts included in the measurement of lease liabilities	$12,641
Lease liabilities arising from obtaining new ROU assets	$19,052

ASC 840 Disclosures

Prior to the adoption of Topic 842, future minimum lease payments as of December 31, 2020, which were undiscounted, were as follows (in thousands):

2021	$51,397
2022	54,477
2023	47,915
2024	38,970
2025	32,223
Thereafter	55,882

Total lease payments	$280,864

Rent expense for the three months ended March 31, 2020 was $10.0 million.

6. Fair Value Measurements

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of Level 1 assets. Level 1 assets include highly liquid money market funds that are included in cash and cash equivalents and the fair value is based on quoted prices in active markets for identical assets or liabilities. As of March 31, 2021, and December 31, 2020, there are no outstanding preferred stock warrants.

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 during any of the periods presented below.

A summary of assets, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		Fair Value
		December 31,
Financial Instrument	Fair Value Hierarchy	March 31, 2021	December 31, 2020
Financial Assets:
Money Market funds classified as cash equivalents	Level 1	$1,377,739	$310,392

The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. In light of the COVID-19 pandemic, the Company performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of March 31, 2021.

7. Acquisitions

Loom.ai Acquisition

On December 11, 2020, the Company acquired Loom.ai, a privately-held company specializing in real-time facial animation technology for 3D avatars using deep learning, computer vision and visual effects (“VFX”). The acquisition has been accounted as a business combination. The acquisition date fair value of the consideration transferred was $86.7 million, which consisted of cash and 1.3 million shares of Class A common stock with a fair value of $40.7 million. The aggregate purchase consideration for Loom.ai was comprised of the following (in thousands):

Fair Value
Cash paid	$45,998
Common stock issued	35,203
Replacement awards attributable to pre-acquisition service	5,493

Total purchase price	$86,694

Cash consideration included reimbursement of acquisition-related transaction costs of $0.8 million incurred by Loom.ai to execute the transaction. Additionally, the acquisition-related costs were not material and were recorded as general and administrative expenses in the Company’s consolidated statements of operations for the year ended December 31, 2020.

In connection with the acquisition, the Company entered into stock-based consideration revestment agreements with the Loom.ai founders. The portion of the fair value of the common stock associated with pre-acquisition service of Loom.ai founders represented a component of the total purchase consideration, as presented above. The remaining fair value of $9.2 million of these issued shares was excluded from the purchase price. These shares, which are subject to the recipients’ continued service with the Company, will be recognized ratably as stock-based compensation expense over the requisite service period of 3 years.

The total purchase consideration of the Loom.ai acquisition was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. Management determined the preliminary fair values based on a number of factors, including a valuation from an independent third-party valuation firm. The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill is attributable to the assembled workforce and anticipated synergies arising from the acquisition. $6.7 million of the goodwill recorded in connection with the acquisition of Loom.ai is deductible for tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

December 11, 2020
Cash and cash equivalents	$5,080
Prepaid expenses and other current assets	45
Goodwill	59,568
Identified intangible asset—developed technology	29,000
Deferred tax liabilities	(6,681)
Accrued expenses and other current liabilities	(318)

Total purchase price	$86,694

The identifiable intangible assets acquired consisted entirely of existing technology, which has a fair value of $29.0 million and an estimated remaining useful life of 5 years as of December 31, 2020.

The Company expects to finalize the allocation of the purchase consideration as soon as practicable, pending finalization of income taxes. The Company currently expects to finalize this allocation during its fourth quarter ending December 31, 2021.

The acquisition is not material to the Company for the periods presented, and therefore, pro forma information has not been presented.

Imbellus Acquisition

On November 30, 2020, the Company completed the acquisition of substantially all of the assets from Imbellus, Inc., a privately-held software company, which developed simulation-based cognitive assessments that measure human thought process. The asset acquisition consisted entirely of existing technology, which has a fair value of $11.7 million and an estimated remaining useful life of 5 years as of December 31, 2020. The purchase consideration consisted of 80,000 shares of Class A common stock, with a fair value of $2.9 million and $8.8 million of cash including direct transaction costs.

8. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.

The following table represents the changes to goodwill during the three months ended March 31, 2021 (in thousands):

Carrying Amount
Balance as of December 31, 2020	$59,568
Addition from acquisition	—

Balance as of March 31, 2021	$59,568

To date, the Company has zero accumulated impairment loss on goodwill.

Intangible Assets

Intangible assets are carried at cost less accumulated amortization. As of March 31, 2021, and December 31, 2020, the cost of the intangible assets was $43.5 million and $43.5 million, respectively and the accumulated amortization was $3.3 million and $1.2 million, respectively. The net carrying value as of March 31, 2021, and December 31, 2020 was $40.2 million and $42.3 million, respectively and included $0.6 million each of indefinite-lived intangible assets as of March 31, 2021, and December 31, 2020. The weighted-average remaining useful life of the developed technology acquired was 4.6 years and 4.9 years, respectively. Amortization expenses are recorded to the appropriate expense categories.

Amortization expense was $2.1 million and immaterial for the three months ended March 31, 2021 and March 31, 2020, respectively.

The expected future amortization expenses related to the intangible assets as of March 31, 2021 were as follows (in thousands):

Remainder of 2021	$6,371
2022	8,495
2023	8,495
2024	8,401
2025	7,866
Thereafter	—

Total remaining amortization	$39,628

9. Other Balance Sheet Components

The Company had no restricted cash or short-term investments as of March 31, 2021 and December 31, 2020.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of,
	March 31, 2021	December 31, 2020
Prepaid Expenses	$28,266	$17,606
Other current assets	869	8,668

Total prepaid expenses and other current assets	$29,135	$26,274

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	As of,
	March 31, 2021	December 31, 2020
Servers and related equipment	$280,963	$264,994
Computer hardware and software	4,047	3,498
Furniture and fixtures	162	162
Leasehold improvement	27,924	27,437
Construction in progress	1,165	294

Total property and equipment	$314,261	$296,385
Less accumulated depreciation and amortization	(104,467)	(89,970)

Property and equipment—net	$209,794	$206,415

Construction in progress includes costs mostly related to leasehold improvements related to the Company’s office buildings.

Depreciation expense was $14.5 million and $9.0 million for the three months ended March 31, 2021 and 2020, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	March 31, 2021	December 31, 2021
General accrued expenses	$51,165	$41,699
Short term operating lease liabilities	43,952	—
Other current liabilities	27,168	23,693

Total accrued expenses and other current liabilities	$122,285	$65,392

10. Debt

In February 2019, the Company entered into an agreement for a revolving line of credit, with maximum borrowings of up to $50.0 million available under the revolving line of credit, due February 2020. Outstanding borrowings under the line of credit bear interest at 1.5% per annum. In February 2020, this credit facility was renewed for a one-year period. As of December 31, 2020, no amounts have been borrowed under the revolving line of credit. The revolving line of credit agreement contains affirmative and negative covenants, including but not limited to maintaining minimum liquidity of $50.0 million at all times and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the revolving line of credit as of December 31, 2020.

In February 2021, the Company terminated its agreement for a $50 million revolving line of credit. No amounts had been borrowed under the revolving line of credit.

11. Commitments and Contingencies

Lease Commitments—The Company leases office facilities and space for data center operations under operating leases expiring in various years through 2029. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. All of the Company’s leases are accounted for as operating leases. See Note 5, “Leases” to the Notes to Condensed Consolidated Financial Statements for more information.

Letters of Credit— The Company has issued letters of credit in connection with our operating leases. The Company has not drawn down from the letters of credit and had $9.9 million available in aggregate as of each of the periods ended March 31, 2021, and December 31, 2020.

Legal Proceedings—The Company is and, from time to time, may in the future become, involved in other legal proceedings in the ordinary course of business. The Company currently believes that the outcome of any of these existing legal proceedings either individually or in the aggregate, will not have a material impact on the operating results, financial condition or cash flows of the Company. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of March 31, 2021, the Company has accrued the estimated liabilities associated with certain loss contingencies that have not been material to date. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings.

Indemnification—In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company also currently has directors’ and officers’ insurance.

Other Contractual Commitments—Other contractual commitments primarily consists of contracts associated with data center and IT operations. There were no material contractual obligations that were entered into during the three months ended March 31, 2021 that were outside the ordinary course of business.

12. Convertible Preferred Stock

In January 2021, the Company issued 11,888,886 shares of Series H convertible preferred stock to certain institutional accredited investors in a private placement at a purchase price of $45.00 per share for aggregate net proceeds of approximately $534.3 million. There was no underwriter or placement agent used in connection with this sale.

The Company previously issued Series A, Series B, Series C, Series D, Series D-1, Series E, Series F, and Series G prior to 2021. In November 2020, pursuant to a conversion notice and an exchange agreement with entities affiliated with the Company’s Founder, President, CEO and Chair of the Company’s board of directors, all outstanding convertible preferred stock held by those entities were converted into our Class A common stock and thereafter all 57.3 million outstanding shares of Class A common stock held by those entities were exchanged for 57.3 million shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion.

Immediately prior to the completion of the Direct Listing on March 10, 2021, all outstanding shares of the Company’s convertible preferred stock converted into an aggregate of 349,123,976 shares of Class A common stock.

The following table summarizes the convertible preferred stock outstanding immediately prior to the conversion into common stock, and the rights and preferences of the Company’s respective series preceding the Direct Listing in March 2021 (in thousands except per share data):

Series	Shares		Per share price at issuance	Per share conversion price	Aggregate Liquidation Preference	Carrying Value of Preferred
	Authorized	Outstanding
A	28,000	16,358	$0.02	$0.02	$327	$313
B	45,532	45,532	$0.03	$0.03	1,070	1,054
C	95,290	95,290	$0.03	$0.03	2,935	4,150
D	54,860	54,215	$0.04	$0.04	2,150	2,097
D-1	44,706	44,706	$0.09	$0.09	4,172	12,998
E	24,340	24,340	$1.03	$1.03	25,000	24,906
F	33,149	33,149	$4.53	$4.53	150,000	149,640
G	23,645	23,645	$6.34	$6.34	150,000	149,669
H	12,222	11,889	$45.0	$45.0	535,000	534,286

Total	361,744	349,124			$870,654	$879,113

13. Stockholders’ Equity (Deficit)

Preferred Stock —The Company is authorized to issue 100 million shares of convertible preferred stock with a par value of $0.0001 per share.

Common Stock —The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of March 31, 2021, the Company is authorized to issue 4,935.0 million shares of Class A common stock and 65.0 million shares of Class B common stock. Holders of Class A common stock and Class B common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s board of directors, subject to the rights of the holders of the Company’s convertible preferred stock. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 20 votes per share. Each share of our Class B common stock is convertible into one share of our Class A common stock at any time and will convert automatically upon certain transfers and upon the earliest of (i) the date that is specified by the affirmative vote of the holders of two-thirds of the then-outstanding shares of Class B common stock, (ii) the date on which less than 30% of the Class B common stock that was outstanding on the date of this offering continues to remain outstanding, (iii) the date that is 15 years from the first day of trading shares of capital stock of the Company on the NYSE, (iv) nine months after the death or permanent disability of Mr. Baszucki, or (v) nine months after the date that Mr. Baszucki no longer serves as our CEO or as a member of our board of directors. Class A common stock and Class B common stock are not redeemable at the option of the holder.

3.7 million shares of Class B common stock held by entities affiliated with David Baszucki, Founder, President, CEO and Chair of our board of directors were converted to Class A common stock during the three months ended March 31, 2021.

Class A and Class B common stock are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted.

The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of
	March 31, 2021	December 31, 2020
Stock options outstanding	79,616	98,502
RSUs outstanding	8,559	3,061
PSUs outstanding	11,500	—
Shares available for issuance under Equity Incentive Plan	58,893	15,448
2020 ESPP	6,000	—
Stock Warrants outstanding	324	324
Unregistered restricted stock awards outstanding	356	388
Convertible Preferred Stock outstanding	—	337,235

Total	165,248	454,958

14. Stock-based Compensation

2004 Incentive Stock Plan

In 2004, the Company approved the 2004 Incentive Stock Plan, or the 2004 Plan, under which the Board of Directors may grant incentive stock options to employees and nonstatutory stock options to employees, members of the Board of Directors and consultants of the Company and its subsidiaries.

Under the 2004 Plan, incentive stock options and nonstatutory stock options may be granted at a price not less than fair value and 85% of the fair value, respectively (110% of fair value for incentive stock options granted to holders of 10% or more of voting stock). Fair value is determined by the Board of Directors. Options are exercisable over periods not to exceed 10 years (five years for incentive stock options granted to holders of 10% or more of the voting stock) from the date of grant.

The 2004 Plan was terminated on the effective date of 2017 Amended and Restated Equity Incentive Plan, and accordingly, no shares are available for issuance under the 2004 Plan. The 2004 Plan continues to govern outstanding awards granted thereunder.

2017 Amended and Restated Equity Incentive Plan

In 2017, the Company approved the 2017 Amended and Restated Equity Incentive Plan, or the 2017 Plan, under which the Board of Directors may grant and incentive stock options to employees and nonstatutory stock options, stock appreciation rights, restricted stock, or RSAs, and restricted stock units, or RSUs, to employees, members of the Board of Directors and consultants of the Company and its subsidiaries.

Under the 2017 Plan, incentive stock options and nonstatutory stock options may be granted at a price not less than fair value (110% of fair value for options issued to holders of 10% or more of voting stock). Stock appreciation rights may be granted at a price not less than fair value. Fair value is determined by the Board of Directors. Options are exercisable over periods not to exceed 10 years (five years for incentive stock options granted to holders of 10% or more of the voting stock) from the date of grant.

In connection with the Direct Listing, the 2017 Plan was terminated effective immediately prior to the effectiveness of the 2020 Equity Incentive Plan, and accordingly, no shares are available for issuance under the 2017 Plan. The 2017 Plan continues to govern outstanding awards granted thereunder.

2020 Equity Incentive Plan

In 2020, the Company approved the 2020 Equity Incentive Plan, or the 2020 Plan, which became effective on the business day immediately prior to the effective date of the registration statement for the Company’s Direct Listing. Under the 2020 Plan, the Board of Directors may grant incentive stock options to employees and stock appreciation rights, restricted stock, or RSAs, and restricted stock units, or RSUs, performance units and performance shares to employees, members of the Board of Directors and consultants of the Company and its subsidiaries.

Under the 2020 Plan, incentive stock options, nonstatutory stock options, and stock appreciation rights may be granted at a price not less than 100% of the fair market value of the underlying common stock on the date of grant (110% of fair value for incentive stock options issued to holders of 10% or more of voting stock). Options and stock appreciation rights are exercisable over a period not to exceed 10 years (five years for incentive stock options granted to holders of 10% or more of the voting stock) from the date of grant.

60.0 million shares of Class A common stock are reserved for future issuance under the 2020 Plan. Stock-based awards under the 2020 Plan that expire or are forfeited, cancelled, or repurchased generally are returned to the pool of shares of Class A common stock available for issuance under the 2020 Plan. The 2020 Plan provides for annual automatic increases in the number of shares of Class A common stock reserved thereunder. In addition, subject to the adjustment provisions of the 2020 Plan, the shares reserved for issuance under the 2020 Plan also includes (i) any shares that, as of the day immediately prior to the effective date of the registration statement, have been reserved but not issued pursuant to any awards granted under the 2017 Plan and are not subject to any awards thereunder and (ii) any shares subject to stock options, RSUs or similar awards granted under our 2017 Plan and 2004 Plan that, after the effective date of the registration statement, expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest.

Employee Stock Purchase Plan

In 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 ESPP, which became effective in connection with the Direct Listing. The 2020 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 6,000,000 shares of the Company’s Class A common stock have been reserved for future issuance under the 2020 ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the 2020 ESPP.

The 2020 ESPP plan is a compensatory plan and includes two components: a component that allows the Company to make offerings intended to qualify under Section 423 of the Code and a component that allows the Company to make offerings not intended to qualify under Section 423 of the Code to designated companies. Subject to any limitations contained therein, the 2020 ESPP allows eligible employees to contribute (in the form of payroll deductions or otherwise to the extent permitted by the administrator) an amount established by the administrator from time to time in its discretion to purchase Class A common stock at a discounted price per share. The price at which Class A common stock is purchased under the 2020 ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the enrollment date or exercise date, whichever is lower. Offering periods are generally 24 months long and begin on February 25 and August 25 each year with each offering period having four purchase periods of approximately six months each. The initial offering period began on March 10, 2021 and will end on February 27, 2023.

Stock-based compensation expense

Stock-based compensation expense included in the condensed consolidated statements of operations data above was as follows (in thousands):

	Three Months ended March 31,
	2021	2020
Infrastructure and trust & safety	$5,688	$2,804
Research and development	31,594	16,723
General and administrative	11,247	18,432
Sales and marketing	2,215	4,298

Total stock-based compensation	$50,744	$42,257

The stock-based compensation expense related to equity awards granted to non-employees for the three months ended March 31, 2021 and 2020 was not material.

Options

Future stock-based compensation for unvested options granted and outstanding as of March 31, 2021 is $220.6 million to be recognized over a weighted-average remaining requisite service period of 3.3 years.

The following table summarizes the Company’s stock option activity:

	Options Outstanding
	Number of Shares Subject to Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balances as of December 31, 2020	98,502	$2.55	7.76	$3,838,994
Granted	—	—
Cancelled	(443)	$4.19
Exercised	(18,443)	$1.64

Balances as of March 31, 2021	79,616	$2.75	7.50	$4,942,769

Exercisable as of March 31, 2021	34,008	$1.39	6.47	$2,157,456
Vested and expected to vest at March 31, 2021	79,616	$2.75	7.50	$4,942,769

No options were granted during the three months ended March 31, 2021.

The following table summarizes the Company’s restricted stock units and unregistered restricted stock awards (unregistered RSAs) activity:

	Restricted Stock Units		Restricted Stock Awards
	Number of Shares	Weighted- Average grant date fair value	Number of Shares	Weighted- Average grant date fair value
	(in thousands)		(in thousands)
Unvested as of December 31, 2020	3,061	$31.55	388	$37.75
Granted	5,539	$76.99	—	—
Released	—	—	32	$37.75
Cancelled	(41)	$5.21	—	—

Unvested as of March 31, 2021	8,559	$61.08	356	$37.75

As of March 31, 2021, the Company had $8.2 million of unrecognized stock-based compensation related to unregistered RSAs, which will be recognized over the weighted average remaining requisite service period of 2.7 years. As of March 31, 2021, the Company had $494.2 million of unrecognized stock-based compensation related to RSUs, which will be recognized over the weighted average remaining requisite service period of 3.7 years.

The RSU’s granted prior to our Direct Listing vest upon the satisfaction of both the service condition and a liquidity event-related performance vesting condition which was satisfied on the Effective Date. In the first quarter of 2021, we recorded cumulative stock-based compensation expense of $21.3 million related to all then-outstanding RSUs for which the service-based vesting condition has been satisfied. Stock-based compensation related to the remaining service-based period after the liquidity event-related performance vesting condition was satisfied will be recorded over the remaining requisite service period using the accelerated attribution method.

The RSUs granted subsequent to our Direct Listing only have a service based vesting condition, which is satisfied generally over four years.

CEO Long-Term Performance Award

In February 2021, the compensation committee granted the CEO a Long-Term Performance Award, an RSU award under our 2017 Plan to Mr. Baszucki, which would provide him the opportunity to earn a maximum number of 11,500,000 shares of Class A common stock. The CEO Long-Term Performance Award vests upon the satisfaction of a service condition and achievement of certain stock price goals, as described below.

The CEO Long-Term Performance Award is eligible to vest based on the Company’s stock price performance over performance periods with the first beginning two years after the Effective Date and ending on the seventh anniversary of the Effective Date. In addition, and as described in greater detail below, Mr. Baszucki must remain employed as our CEO through the date a Company Stock Price Hurdle is achieved in order to earn the RSUs that relate to an applicable Company Stock Price Hurdle. The CEO Long-Term Performance Award is divided into seven tranches that are eligible to vest based on the achievement of stock price goals, each a Company Stock Price Hurdle, measured based on an average of our stock price over a consecutive 90-day trading period applicable to the performance period as set forth below.

	Company Stock Price Hurdle	Number of RSUs Eligible to Vest	Performance Period Commencement Dates as Measured from the Effective Date
1.	$165.00	750,000	2 years
2.	$200.00	750,000	3 years
3.	$235.00	2,000,000	4 years
4.	$270.00	2,000,000	5 years
5.	$305.00	2,000,000	5 years
6.	$340.00	2,000,000	5 years
7.	$375.00	2,000,000	5 years

If the Company Stock Price Hurdle fails to reach $165.00 prior to the seventh anniversary of the Effective Date, no portion of the CEO Long-Term Performance Award will vest. Further, any RSUs associated with a Company Stock Price Hurdle not achieved by the seventh anniversary of the Effective Date will terminate and be cancelled for no additional consideration to Mr. Baszucki. Mr. Baszucki must remain employed by us as our CEO from the Effective Date through the date a Company Stock Price Hurdle is achieved to earn the RSUs associated with an applicable Company Stock Price Hurdle. The Company Stock Price Hurdles and Number of RSUs Eligible to Vest will be adjusted to reflect any stock splits, stock dividends, combinations, reorganizations, reclassifications, or similar events under the 2017 Plan. Each vested RSU under the CEO Long-Term Performance Award will be settled in a share of our Class A common stock on the next company quarterly settlement date occurring on or after the date on which the RSU vests, regardless of whether Mr. Baszucki remains the CEO as of such date. Company quarterly settlement dates for this purpose are February 20, May 20, August 20, and November 20.

The Company estimated the grant date fair value of the CEO Long-Term Performance Award using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Company Stock Price Hurdles may not be satisfied. The weighted-average grant date fair value of the CEO Long-Term Performance Award was estimated to be $20.19 per share, and the Company estimates that it will recognize total stock-based compensation expense of approximately $232.2 million over the derived service period of each of the seven separate tranches which is between 3.45 – 5.38. If the Company Stock Price Hurdles are met sooner than the derived service period, the stock-based compensation expense will be adjusted to reflect the cumulative expense associated with the vested award. The stock-based compensation expense will be recognized if service as the Company’s CEO is provided by Mr. Baszucki over the requisite service period, regardless of whether the Company Stock Price Hurdles are achieved.

The Company recorded $5.2 million of stock-based compensation expense related to the CEO Long-term Performance Award during the three months ended March 31, 2021. As of March 31, 2021, unrecognized stock-based compensation expense related to the CEO Long-term Performance Award was $227.0 million which will be recognized over the remaining derived service period of the respective tranche.

Employee Stock Purchase Plan

The following table summarizes the weighted-average assumptions used in estimating the fair value of 2020 ESPP for the initial offering period using the Black-Scholes option-pricing model:

Three Months Ended
March 31, 2021
Risk-free interest rate	0.06% - 0.15%
Expected volatility	53.77% - 56.90%
Dividend yield	0%
Expected terms (in years)	0.44 - 1.95

The Company recorded $0.5 million of stock-based compensation expense related to the 2020 ESPP during the three months ended March 31, 2021.

Tender Offer

In March 2020, in connection with the Company’s sale of the Series G convertible preferred stock, the purchasers of the Series G convertible preferred stock conducted a tender offer to acquire approximately 31.1 million shares of common and 24.0 million shares of convertible preferred stock from employees, former employees, and other existing investors. In connection with the tender offer, the Company waived any rights of first refusal or other transfer restrictions applicable to such shares. As a result of this transaction, we recorded a total of $35.2 million in stock-based compensation expense in the year ended December 31, 2020 for the difference between the price paid for shares held by our employees and former employee stockholders and the estimated fair market value on the date of the transaction.

15. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution retirement plan for eligible employees. Under the plan, the Company is required to make a safe harbor contribution of 100% of the employee contributions on the first 3% and 50% of the next 2% for each employee, subject to a maximum total contribution mandated by the IRS. The Company made matching contributions in the amount of $1.8 million and $1.0 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

16. Joint Venture

In February 2019, the Company entered into a joint venture agreement with Songhua River Investment Limited, or Songhua, an affiliate of Tencent Holdings Ltd., or Tencent, to create Roblox China Holding Corp. (in which Roblox holds a 51% ownership interest). Songhua contributed $50 million in capital in exchange for 49% ownership interest. The business of the joint venture is (either directly or indirectly through the joint venture’s wholly owned subsidiaries) to engage in the development, localization and licensing to Tencent of the Roblox Platform for operation and publication as a game in China, and development, localization and licensing to creators of a Chinese version of the Roblox Studio and also develop and oversee relations with local Chinese developers.

Pursuant to the terms of the agreements and ASC 810 “Consolidation,” the joint venture is consolidated with the Company because the Company maintains control through voting rights and the minority member of the joint venture does not have substantive participating rights, or veto rights. As a result, it was determined that the Company has control sufficient to consolidate the operations of the joint venture. The Company classifies the 49% ownership interest held by Songhua as noncontrolling interest on the condensed consolidated balance sheet.

17. Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

The Company recorded an immaterial income tax provision during the three months ended March 31, 2021 and 2020, respectively, related to foreign income taxes and a gain in other comprehensive income. Based on the available objective evidence during the three months ended March 31, 2021, the Company believes it is more likely than not that the tax benefits of U.S. and certain foreign losses incurred during the three months ended March 31, 2021 may not be realized. Accordingly, the Company did not record the tax benefits of U.S. and certain losses incurred during the three months ended December 31, 2021. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the U.S. and certain foreign losses and foreign tax rate differences.

18. Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. Prior to the automatic conversion of all of its convertible preferred stock outstanding into Class A common stock upon the completion of the Direct Listing, the Company considered all series of its convertible preferred stock to be participating securities as the holders of such stock had the right to receive nonforfeitable dividends on a pari passu basis in the event that a dividend was paid on common stock. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the preferred stockholders do not have a contractual obligation to share in the Company’s losses.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock used to calculate basic net loss per share of common stock excludes those shares subject to repurchase related to stock options or unregistered restricted stock awards that were exercised or issued prior to vesting as these shares are not deemed to be issued for accounting purposes until they vest. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, convertible preferred stock, stock options, unregistered restricted stock awards, convertible preferred stock warrants, common stock warrants, and purchase rights under the 2020 ESPP are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Basic and diluted net loss per share
Numerator
Net loss	$(136,103)	$(74,877)
Less: net loss attributable to noncontrolling interest	(1,886)	(498)

Net loss attributable to common stockholders	$(134,217)	$(74,379)

Denominator
Weighted-average common shares used in per share computation, based and diluted	291,074	169,542

Net loss per share, basic and diluted	$(0.46)	$(0.44)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	As of March 31,
	2021	2020
Stock options outstanding	79,616	100,339
RSUs outstanding	8,559	—
Stock warrants outstanding	324	260
Convertible Preferred Stock outstanding	—	349,522
Unregistered restricted stock awards outstanding	356	—
2020 ESPP	770	—

Total	89,625	450,121

The CEO Long-Term Performance Award is excluded from the above table because the Company Stock Price Target had not been met as of March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2020 included in the Final Prospectus for our Direct Listing dated as of March 2, 2021 and filed with the SEC, pursuant to Rule 424(b)(4) on March 10, 2021. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors,” “Special Note Regarding Forward-Looking Statements”, and “Special Note Regarding Operating Metrics” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future. Unless the context otherwise requires, all references in this report to “Roblox,” the “Company”, “we,” “our,” “us,” or similar terms refer to Roblox Corporation and its subsidiaries.

Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. In addition, percentages presented are calculated from the underlying numbers in thousands and may not add to their respective totals due to rounding.

Overview

People from around the world come to Roblox every day to connect with friends. Together they play, learn, communicate, explore, and expand their friendships, all in 3D digital worlds that are entirely user-generated, built by our community of developers. We call this emerging category “human co-experience,” which we consider to be the new form of social interaction we envisioned back in 2004. Our platform is powered by user-generated content and draws inspiration from gaming, entertainment, social media, and even toys.

Our Roblox human co-experience platform consists of the Roblox Client, the Roblox Studio, and the Roblox Cloud. Roblox Client is the application that allows users to explore 3D digital worlds. Roblox Studio is the toolset that allows developers and creators to build, publish, and operate 3D experiences and other content accessed with the Roblox Client. Roblox Cloud includes the services and infrastructure that power our human co-experience platform.

Our mission is to build a human co-experience platform that enables shared experiences among billions of users. We are constantly improving the ways in which the Roblox Platform supports shared experiences, ranging from how these experiences are built by an engaged community of developers, to how they are enjoyed and safely accessed by users across the globe.

Our primary areas of investment are our developer and creator community, and the people, technology, and infrastructure required to keep improving the Roblox Platform. These areas of focus are how we drive the business and are reflected in our operating cost structure, which primarily consists of four major areas: payment processing and other fees, compensation and benefits, developer earnings, and direct infrastructure.

Key Metrics

We believe our performance is dependent upon many factors, including the key metrics described below that we track and review to measure our performance, identify trends, formulate financial projections, and make strategic decisions.

Operating Metrics

We manage our business by tracking several operating metrics, including daily active users, or DAUs, hours engaged, and average bookings per DAU, or ABPDAU. As a management team, we believe each of these operating metrics provides useful information to investors and others. For definition of these metrics, refer to the section titled “Special Note Regarding User Metrics and Other Data.”

Daily Active Users

We define a DAU as a user who has logged in and visited Roblox through our website or application on a unique registered account on a given calendar day. We track DAUs as an indicator of the size of the audience engaged on our platform. DAUs are also broken out by geographic region to help us understand the global engagement on our platform.

Hours engaged

We define hours engaged as the time spent by our users on the platform, which includes time spent in experiences, which refer to the titles that have been created by developers, and also within platform features such as chat and avatar personalization.

We believe that the growth in hours engaged on our platform reflects the increasing value of our platform.

Average bookings per daily active user

We define average bookings per DAU, or ABPDAU, as bookings in a given period divided by the DAUs for such period. We use ABPDAU as a way to understand how we are monetizing across all of our users through the sale of virtual currency and subscriptions.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP financial measures are useful in evaluating our performance. We use this non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial information may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial information as a tool for comparison. As a result, our non-GAAP financial information is presented for supplemental informational purposes only and should not be considered in isolation from, or as a substitute for financial information presented in accordance with GAAP.

Bookings

Bookings represent the sales activity in a given period without giving effect to certain non-cash adjustments. Substantially all of our bookings are generated from sales of virtual items on the Roblox Platform. Proceeds from the sale of virtual items are initially recorded in deferred revenue and recognized as revenues over the estimated period of time the virtual items are available on the Roblox Platform (estimated to be the average lifetime of a paying user) or as the virtual items are consumed. Bookings also include a minimal dollar amount from advertising and licensing arrangements.

We believe bookings provide a timelier indication of trends in our operating results that are not necessarily reflected in our revenue as a result of the fact that we recognize the majority of revenue over the estimated average lifetime of a paying user. The change in deferred revenue constitutes the vast majority of the reconciling difference from revenue to bookings. By removing these non-cash adjustments, we are able to measure and monitor our business performance based on the timing of actual transactions with our users and the cash that is generated from these transactions. Over the long-term, the factors impacting our revenue and bookings trends are the same. However, in the short-term, there are factors that may cause revenue and bookings trends to differ in any period.

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Bookings	$652,277	$249,576

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to bookings, for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Reconciliation of revenue to bookings:
Revenue	$386,976	$161,570
Add (deduct):
Change in deferred revenue	269,439	88,769
Other	(4,138)	(763)

Bookings	$652,277	$249,576

Free cash flow

We define free cash flow as net cash provided by operating activities less purchases of property, equipment, and intangible assets. We believe that free cash flow is a useful indicator of our unit economics and liquidity that provides information to management and investors about the amount of cash generated from our core operations that, after the purchases of property, equipment, and intangible assets, can be used for strategic initiatives.

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Free cash flow	$142,080	$34,608

The following table presents a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Reconciliation of net cash from operating activities to free cash flow:
Net cash provided by operating activities	$164,469	$43,529
Add (deduct):
Acquisition of property and equipment	(22,133)	(8,921)
Purchases of intangible assets	(256)	—

Free cash flow	$142,080	$34,608

Acquisition of property and equipment primarily includes servers, infrastructure equipment and tenant improvements.

Impact of COVID-19

Although the COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020, it has resulted in an increase in our operational performance, cash flows, and financial condition. We have and may continue to experience an increase in user and bookings growth following the implementation of shelter-in-place orders to mitigate the COVID-19 pandemic. The COVID-19 pandemic accelerated adoption of our platform, which generated additional opportunities for us. However, this increase in engagement and monetization may be temporary and we have begun to see it moderate as shelter-in-place orders and other related measures and community practices evolve. Further, as a result of global economic conditions, users may reduce their discretionary spending on Robux, may not renew their subscriptions or may otherwise reduce their usage of our platform, which would adversely impact our revenue and financial condition.

In addition, in response to the spread of COVID-19, we required and have continued to require substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate, which represents a significant disruption in how we operate our business. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Although we expect most of our employees to return to physical offices in the future, the timing, nature and extent of that return is uncertain.

The full extent to which the COVID-19 pandemic will directly or indirectly impact the global economy, the lasting social effects, and impact on our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. For additional details, refer to the section titled “Risk Factors—The global COVID-19 pandemic has significantly affected our business and operations.”

Components of Results of Operations

Revenue

We generate substantially all of our revenue through the sale of virtual items on the Roblox Platform. Users can purchase and spend Robux to obtain virtual items to enhance their social experience on the Roblox Platform. We recognize revenue over the estimated period of time the virtual items are available to the user on the Roblox Platform (estimated average lifetime of a paying user) or at the time the virtual item is consumed. The average lifetime of a paying user is calculated based on the monthly retention data for each paying user cohort. We then calculate the average retention period by determining the weighted-average period paying users have spent on the platform and are projected to participate in the Roblox environment. The average lifetime for a paying user for the year ended December 31, 2020 and the three months ended March 31, 2021 was 23 months. Revenue is reported net of taxes and estimated chargebacks.

Other revenue streams include a minimal amount of revenue from advertising, licenses, and royalties. We recognize revenue based on the performance obligations of the underlying agreements, in an amount that reflects the consideration we expect to be entitled to.

Costs and Expenses

We allocate shared costs, such as facilities (including rent, depreciation on equipment and leasehold improvements shared by all departments) and software costs, to all departments based on headcount. As such, allocated shared costs are reflected in each expense category, with the exception of cost of revenue and developer exchange fees.

Personnel costs include salaries, benefits, travel-related expenses, and stock-based compensation for each expense category, with the exception of cost of revenue and developer exchange fees. In the three months ended March 31, 2021, and 2020, personnel costs were $140.3 million, and $84.9 million, respectively.

Cost of revenue

Cost of revenue primarily consists of third-party payment processing fees charged by the various distribution channels. We defer payment processing fees and recognize them over the same period as the respective revenue. These costs are incurred in connection with our sales of our virtual currency.

We intend to use nearly all of any efficiencies earned in this area over time to increase earnings for our developers and creators. Additionally, cost of revenue as a percentage of revenue is affected by shifts in user purchasing preferences and trends. We have observed a shift of our sales toward mobile distribution channels, such as the Apple App Store and Google Play Store. These distribution channels are subject to higher processing fees compared to other distribution channels, such as credit card payment processors. As a result, we expect our cost of revenue expenses to increase both in absolute dollars and as a percentage of revenue over time as our business grows due to the ongoing shift toward these mobile channels, although the percentage may fluctuate from period to period.

Developer exchange fees

Developer exchange fees represent the amount earned by developers and creators on the platform. Developers and creators are able to exchange their accumulated earned Robux, for real-world currency under certain conditions outlined in our Developer Exchange Program. Developers and creators can earn Robux through sale of access to their experiences and enhancements in their experiences, sale of content and tools between developers through the Studio Marketplace, and the sale of items to users through the Avatar Marketplace. Additionally, developers can earn Robux through our engagement-based reward program, Premium Payouts, that rewards developers based on the number of hours spent in their experiences by Roblox Premium subscribers.

Over the next few years, a major goal is to drive as much money to our developer and creator community as possible while maintaining reasonable margins and free cash flow. We intend to use future cost efficiencies realized in other areas of our business to increase earnings for our developers and creators. As such, we expect that our developer exchange fees will increase in both absolute dollars and as a percentage of bookings over time as our business grows and as we continue to invest in supporting our Roblox developer and creator community.

Infrastructure and trust & safety

Infrastructure and trust & safety expenses consist primarily of expenses related to the operation of our data centers and technical infrastructure. These costs include costs to third-party service providers, such as cloud computing or other hosting and data storage, rent and facilities-related expenses for our co-located data centers that we lease and operate, network and bandwidth costs, and depreciation and associated support and maintenance of our servers and infrastructure equipment. In the three months ended March 31, 2021, depreciation related to infrastructure and trust & safety was $13.7 million. The same costs were $8.7 million in the three months ended March 31, 2020.

Infrastructure and trust & safety expenses also include personnel costs and allocated overhead for employees and team members whose primary responsibilities relate to supporting our infrastructure and trust & safety initiatives. In the three months ended March 31, 2021, stock-based compensation related to infrastructure and trust & safety was $5.7 million. The same costs were $3.5 million in the three months ended March 31, 2020.

We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support more sophisticated content, more users, and increased engagement. We expect to increase the dollar amount of our investment in infrastructure for the foreseeable future as we continue to build out our global infrastructure. We intend to achieve scalability and operating leverage in the business by building and maintaining our own technical infrastructure and expect our infrastructure and trust & safety expenses to increase in the short term and then decrease over time as a percentage of bookings over time as our business grows, although the percentage may fluctuate from period to period depending on fluctuations in the timing and extent of our infrastructure and trust & safety expenses and business seasonality.

Research and development

Research and development expenses consist primarily of personnel costs and allocated overhead for our engineering, design, product management, data science, and other personnel engaged in maintaining and enhancing the functionality of the platform. We plan to increase the dollar amount of research and development expenses for the foreseeable future primarily for increased headcount to develop new features, functionality, and innovation of our product. However, we expect research and development expenses to decrease as a percentage of bookings as our business grows, although the percentage may fluctuate from period to period depending on fluctuations in the timing and extent of our research and development expenses and business seasonality.

General and administrative

General and administrative expenses consist primarily of personnel costs and allocated overhead for our finance and accounting, legal, human resources, talent acquisition, and other administrative teams. General and administrative expenses also include professional services fees such as outside legal, accounting, audit, and outsourcing services, and other corporate expenses. We plan to increase the dollar amount of general and administrative expenses for the foreseeable future to support the growth of the business and due to costs associated with being a public company, such as increased headcount, enhanced systems, processes, and controls as well as increased expenses in the areas of insurance, compliance, investor relations, and professional services. However, we expect general and administrative expenses to decrease as a percentage of bookings as our business grows, although the percentage may fluctuate from period to period depending on fluctuations in the timing and extent of our general and administrative expenses and business seasonality.

Sales and marketing

Sales and marketing expenses consist primarily of user acquisition expenses and personnel costs and allocated overhead for our marketing, business development, and developer relations functions. Other expenses include those associated with market research, branding, public relations, and developer relations programs, including our annual Roblox Developer Conference. We plan to increase the dollar amount of sales and marketing expenses for the foreseeable future due primarily to increased headcount to support our developer relations and brand partnership teams. However, we expect sales and marketing expenses to decrease as a percentage of bookings as our business grows, although the percentage may fluctuate from period to period depending on fluctuations in the timing and extent of our sales and marketing expenses and business seasonality.

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents.

Other Income/Expense

Other expense for historical periods consisted primarily of changes in the fair value of our outstanding warrants to purchase convertible preferred stock that were remeasured at the end of each reporting period. As of March 31, 2021, there were no outstanding convertible preferred stock warrants. Other expense also includes foreign currency exchange gains and losses.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes consists primarily of income taxes in foreign jurisdictions and U.S. federal and state income taxes. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations

The following table set forth our results of operations for the periods presented in dollars:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands, except per share data)
Revenue	$386,976	$161,570
Cost and expenses:
Cost of revenue(1)	97,937	41,793
Developer exchange fees	118,938	44,499
Infrastructure and trust & safety(2)	94,136	52,620
Research and development(2)	96,644	49,409
General and administrative(2)	94,375	30,558
Sales and marketing(2)	20,002	15,657

Total cost and expenses	522,032	234,536
Loss from operations	(135,056)	(72,966)
Interest income	5	1,247
Other expense, net	(1,050)	(3,157)

Loss before provision for income taxes	(136,101)	(74,876)
Provision (benefit) for income taxes	2	1

Consolidated net loss	(136,103)	(74,877)
Net loss attributable to the noncontrolling interest(3)	(1,886)	(498)

Net loss attributable to common stockholders	$(134,217)	$(74,379)

Net loss per share attributable to common stockholders, basic and diluted(4)	$(0.46)	$(0.44)

Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted(4)	291,074	169,542

(1)	Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
(2)	Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2021	2020
Infrastructure and trust & safety	$5,688	$2,804
Research and development	31,594	16,723
General and administrative	11,247	18,432
Sales and marketing	2,215	4,298

Total stock-based compensation	$50,744	$42,257

During the three months ended March 31, 2021, we recorded stock-based compensation expense of $21.3 million related to the RSU’s granted prior to our Direct Listing that vest upon the satisfaction of both the service condition and a liquidity event-related performance vesting condition which was satisfied on the Effective Date. During the three months ended March 31, 2020, we recorded compensation expense of $35.2 million related to a tender offer conducted by the purchasers of Series F and Series G convertible preferred stock to acquire shares from employees, former employees, and other existing investors. This expense was recorded because the purchasers were our affiliates and the tender was completed at above the then-fair market value. In connection with the tender offer, we waived any rights of first refusal or transfer restrictions applicable to such shares.

(3)

Our condensed consolidated financial statements include our majority-owned subsidiary Roblox China Holding Corp. The ownership interest of a minority investor, Songhua, is recorded as a noncontrolling interest.

(4)

See Note 18 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on form 10-Q for an explanation of the method used to calculate our basic and diluted net loss per share, and the weighted-average number of shares used in the computation of the per share amounts.

The following table sets forth the components of our condensed consolidated statements of operations data, for each of the periods presented, as a percentage of revenue.

	Three Months Ended March 31,
	2021	2020
Revenue	100%	100%
Cost and expenses:
Cost of revenue	25	26
Developer exchange fees	31	28
Infrastructure and trust & safety	24	33
Research and development	25	31
General and administrative	25	19
Sales and marketing	5	10

Total cost and expenses	135	145
Loss from operations	(35)	(45)
Interest income	—	1
Other expense, net	—	(2)

Loss before provision for income taxes	(35)	(46)
Provision (benefit) for income taxes	—	—

Consolidated net loss	(35)	(46)
Net loss attributable to the noncontrolling interest	—	—

Net loss attributable to common stockholders	(35% )	(46% )

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended March 31,		2021 to 2020
	2021	2020	Change	% Change
	(dollars in thousands)
Revenue	$386,976	$161,570	$225,406	140%

Revenue in the three months ended March 31, 2021 increased $225.4 million, or 140%, compared to the three months ended March 31, 2020. The increase is primarily due to expansion within our daily paying users, which is measured as the average number of unique paying users for each day during the period. Our number of daily paying users increased from approximately 278,000 in the three months ended March 31, 2020 to approximately 675,000 in the three months ended March 31, 2021. Bookings per daily paying user for both periods remained relatively consistent but may not be reflected in the revenue recognized per daily paying user as a substantial portion of revenue recognized each period is from bookings from prior periods. The daily paying user expansion followed existing growth trends, but also benefitted from the impact of COVID-19 and shelter-in-place orders.

Cost of revenue

	Three Months Ended March 31,		2021 to 2020
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenue	$97,937	$41,793	$56,144	134%

Cost of revenue increased $56.1 million, or 134%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase is primarily due to an increase of $54.8 million in payment processing fees primarily driven by the growth in our bookings. As a percentage of revenue, cost of revenue remained consistent period over period at 25% and 26% in the three months ended March 31, 2021 and 2020, respectively.

Developer exchange fees

	Three Months Ended March 31,		2021 to 2020
	2021	2020	Change	% Change
	(dollars in thousands)
Developer exchange fees	$118,938	$44,499	$74,439	167%

Developer exchange fees increased $74.4 million, or 167%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase is primarily driven by the growth in our bookings over the same period and the associated growth in Robux balances in the accounts of developers and creators. Developer exchange fees track closely with our overall bookings performance as more users on the platform and Robux purchased by our users drives more Robux earned by developers and creators.

Infrastructure and trust & safety

	Three Months Ended March 31,		2021 to 2020
	2021	2020	Change	% Change
	(dollars in thousands)
Infrastructure and trust & safety	$94,136	$52,620	$41,516	79%

Infrastructure and trust & safety expenses increased $41.5 million, or 79%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase is primarily due to an increase of $22.7 million related to our data center and technical infrastructure expenses associated with providing the platform to our users as well as depreciation of our servers and infrastructure equipment and an increase of $11.3 million in customer service and moderation costs in order to support the growth in users and increased traffic to our platform. Other increases include $6.4 million in personnel costs, which includes a $2.1 million increase in stock-based compensation primarily driven by the satisfaction of the performance vesting condition on outstanding RSUs upon our Direct Listing in March 2021 and $1.2 million in employer taxes associated with transactions conducted by our services providers in connection with our Direct Listing.

Research and development

	Three Months Ended March 31,		2021 to 2020
	2021	2020	Change	% Change
	(dollars in thousands)
Research and development	$96,644	$49,409	$47,235	96%

Research and development expenses increased $47.2 million, or 96%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase is primarily due to an increase of $44.1 million of personnel costs, which includes $14.9 million in stock-based compensation expense primarily driven by the satisfaction of the performance vesting condition on outstanding RSUs upon our Direct Listing in March 2021 and $5.5 million in employer taxes associated with equity transactions conducted by our service providers in connection with the Direct Listing. The increase is also due to an increase in headcount and consultants supporting our engineering, design, and product teams to further the development of the platform.

General and administrative

	Three Months Ended March 31,		2021 to 2020
	2021	2020	Change	% Change
	(dollars in thousands)
General and administrative	$94,375	$30,558	$63,817	209%

General and administrative expenses increased $63.8 million, or 209%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase is primarily due to an increase of $61.4 million in professional services expenses primarily driven by one-time fees related to financial advisory services, audit, and legal expenses in connection with our Direct Listing.

Sales and marketing

	Three Months Ended March 31,		2021 to 2020
	2021	2020	Change	% Change
	(dollars in thousands)
Sales and marketing	$20,002	$15,657	$4,345	28%

Sales and marketing expenses increased $4.3 million, or 28%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase is primarily due to an increase of $3.7 million in personnel costs, which includes $2.6 million in employer taxes associated with equity transactions conducted by our service providers in connection with the Direct Listing. The increase also includes $2.5 million related to marketing and promotional expenses. This is offset by a $1.7 million decrease related to our user acquisition activities.

Interest income, other expense, and provision (benefit) for income taxes

	Three Months Ended March 31,		2021 to 2020
	2021	2020	Change	% Change
	(dollars in thousands)
Interest income	$5	$1,247	$(1,242)	(100)%
Other expense, net	$(1,050)	$(3,157)	$2,107	(67)%
Provision (benefit) for income taxes	$2	$1	$1	100%

Interest income decreased $1.2 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease is primarily due to liquidation of our investments in fiscal year 2020 and decrease in interest rates for the three months ended March 31, 2021 compared to the same period in the prior year. Other expense decreased $2.1 million for the three months ended March 31, 2021 as compared to 2020. The decrease was primarily due to $1.9 million related to loss on re-measurement of preferred stock warrants recorded in the three months ended March 31, 2020, which were no longer outstanding as of December 31, 2020, and decrease in foreign exchange loss of $0.3 million. Change in provision (benefit) for income taxes was immaterial.

Liquidity and Capital Resources

As of March 31, 2021, our principal sources of liquidity were cash and cash equivalents of $1.6 billion, which were held for working capital purposes.

Since our inception, we have financed our operations primarily through cash generated from operations and, to a lesser extent, sales of convertible preferred stock and borrowings under our credit facilities. We bill and collect payment upfront for our bookings.

In January 2021, we completed a private placement and sold an aggregate of 11,888,886 shares of our Series H convertible preferred stock at a purchase price of $45.00 per share for net proceeds of approximately $534.3 million.

In February 2019, we entered into an agreement for a revolving line of credit, with maximum borrowings of up to $50.0 million available under the line, due February 2020. Outstanding borrowings under the line of credit bear interest at 1.5% per annum. In February 2020, this credit facility was renewed for a one-year period. In February 2021, we terminated the credit facility agreement. No amounts had been borrowed under the revolving line of credit.

As of March 31, 2021, we have generated losses from our operations as reflected in our accumulated deficit of $626.5 million, and positive cash flows from operating activities for each of the periods presented. A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of bookings for which we have already received cash and, which is recorded as revenue over the estimated average lifetime of a paying user or as the virtual items are consumed.

We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business.

We believe our existing cash and cash equivalents, together with cash provided by operations, will be sufficient to meet our needs for the next 12 months. Our future capital requirements, however, will depend on many factors, including our growth rate, investment in our headcount, capital expenditures to build out new facilities and purchase hardware for infrastructure, and timing and extent of spending to support our efforts to develop our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See the section titled “Risk Factors.”

Our principal uses of cash in recent periods have been funding our operations and making capital expenditures.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Net cash flow provided by (used in):
Net cash provided by operating activities	$164,469	$43,529
Net cash used in investing activities	$(22,389)	$6,088
Net cash provided by financing activities	$564,507	$151,098

Operating activities

Our largest source of operating cash is cash collection from sales of Robux to our paying users. Our primary uses of cash from operating activities are for payment processing fees, personnel-related expenses, data center and infrastructure-related operations, and developer exchange fees.

During the three months ended March 31, 2021, cash provided by operating activities was $164.4 million, which consisted of a net loss of $136.1 million, adjusted by non-cash charges of $67.3 million and net cash inflows from the change in net operating assets and liabilities of $233.2 million. The non-cash charges were primarily comprised of stock-based compensation of $50.7 million and depreciation and amortization of $16.6 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $269.4 million increase in deferred revenue and a $3.4 million increase in developer exchange liability offset by a $62.3 million increase in deferred cost of revenue, all due to increases in bookings.

During the three months ended March 31, 2020, cash provided by operating activities was $43.5 million, which consisted of a net loss of $74.9 million, adjusted by non-cash charges of $53.5 million and net cash inflows from the change in net operating assets and liabilities of $64.9 million. The non-cash charges were primarily comprised of stock-based compensation of $42.3 million and depreciation and amortization of $9.1 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $88.8 million increase in deferred revenue offset by a $22.9 million increase in deferred cost of revenue, all due to increases in bookings.

Investing activities

During the three months ended March 31, 2021, cash used in investing activities was $22.4 million, primarily consisting of cash used in capital expenditures of $22.1 million, and payments related to business combination of $0.3 million.

During the three months ended March 31, 2020, cash provided by investing activities was $6.1 million, primarily consisting of cash provided by net maturities of marketable securities of $15.0 million cash offset by cash used in capital expenditures of $8.9 million.

Financing activities

During the three months ended March 31, 2021, cash provided by financing activities was $564.5 million, consisting of proceeds from issuance of convertible preferred stock of $534.3 million and proceeds of $30.2 million from the exercise of stock options.

During the three months ended March 31, 2020, cash provided by financing activities was $151.1 million primarily consisting of net proceeds of $149.7 million from the issuance of convertible preferred stock, proceeds of $1.3 million from the exercise of stock options and proceeds of $0.1 million from exercise of preferred stock warrants.

Contractual Obligations and Commitments

Our principal contractual commitments consist of obligations under operating leases for office space and data center operations. There has been no material change in our contractual obligations and commitments other than non-cancelable purchase commitments primarily related to data center and IT operations in the ordinary course of business since our fiscal year ended December 31, 2020. See our Final Prospectus for additional information regarding the Company’s contractual obligations.

In addition to the contractual obligations discussed above, as of March 31, 2021, we had $9.9 million in letters of credit outstanding related to our office facilities in San Mateo, California and data center facilities in Ashburn, Virginia.

For additional information on contractual obligations and commitments, refer to Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Final Prospectus.

Recent Accounting Pronouncements

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, and Note 3, Recent Accounting Pronouncements, in the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Foreign Currency Exchange Risk

Most of our revenue is generated in U.S. dollars, with the remainder generated in British pounds sterling, Euros, Canadian dollars, and Australian dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S., Europe, and China. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our operating results. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Interest Rate Risk

Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market instruments. As of March 31, 2021, we had cash and cash equivalents of $1.6 billion. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Our money market instruments have very low interest rate risk because of their short- term maturities, and we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have, with the participation of our CEO and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In light of this fact, our management, including our CEO and CFO, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Previously Reported Material Weakness

As disclosed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and described in greater detail in our Final Prospectus, we previously identified a material weakness in our internal control over financial reporting that resulted in a restatement of our financial statements for the years ended December 31, 2018 and December 31, 2019. The material weakness was due to ineffective controls over the identification of the performance obligations in our revenue recognition methodology that resulted in an error.

We commenced measures to remediate the identified material weakness. Those remediation measures are ongoing and include the hiring of additional dedicated and experienced technical resources including engaging a third-party to strengthen the oversight over financial reporting and controls associated with complex accounting matters and new accounting guidance. These measures also include implementation of additional control activities related to the periodical review of our revenue recognition policy and review of revenue recognition for new arrangements.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of these internal controls.

We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.

Although we plan to complete the remediation process as quickly as possible, we cannot at this time estimate how long it will take. Accordingly, until this weakness is remediated, we plan to perform additional analyses and other procedures to ensure that our condensed consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts underway and implementation of internal controls to ensure compliance with the new leasing standard in accordance with Topic 842 effective January 1, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

Our management, including our CEO and CFO, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

This information is set forth under “Note 11 – Commitments and Contingencies – Legal Proceedings” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

RISK FACTORS

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.

Risk Factors Summary

Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky:

•	We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth or the growth of our market.

•	We have a history of net losses and we may not be able to achieve or maintain profitability in the future.

•

Our financial condition and results of operations will fluctuate from quarter to quarter, which makes them difficult to predict and they may not fully reflect the underlying performance of our business.

•	Our business is affected by seasonal demands, and our quarterly operations results fluctuate as a result.

•	The global COVID-19 outbreak has significantly affected our business and operations.

•

We depend on effectively operating with mobile operating systems, hardware, and networks that we do not control; changes to any of these or our platform may significantly harm our user retention, growth, engagement, and monetization, or require us to change our data collection and privacy practices, business models, operations, practices, advertising activities or application content, which could restrict our ability to maintain our platform through these systems, hardware, and networks and would adversely impact our business.

•

Because we recognize revenue from bookings over the estimated average lifetime of a paying user or as the virtual items are consumed, changes in new business may not be immediately reflected in our operating results.

•	If our business becomes constrained by changing legal and regulatory requirements, our operating results will suffer.

•

The success of our business model is contingent upon our ability to provide a safe online environment for children to experience and if we are not able to continue to provide a safe environment, our business will suffer dramatically.

•

We must continue to attract and retain highly qualified personnel in very competitive markets to continue to execute on our business strategy and growth plans. The loss of one or more of our senior management team or key personnel, in particular our Founder, President and CEO, David Baszucki, would significantly harm our business.

•

We have identified a material weakness in our internal control over financial reporting which resulted in our restatement of our financial statements for the years ended December 31, 2018 and December 31, 2019. In the future we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

•	The public trading price of our Class A common stock may be volatile and may decline regardless of our operating performance.

•

The dual class stock structure of our common stock has the effect of concentrating voting control in our founder, which may limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Risks Related to Our Business Generally

We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth or the growth of our market.

We have experienced rapid growth due in part to the COVID-19 pandemic given our users have been online more as a result of global COVID-19 shelter-in-place policies. For example, our bookings increased 171% from the year ended December 31, 2019 to the year ended December 31, 2020. We do not expect these activity levels to be sustained, and in future periods we expect growth rates for our revenue to decline, and we may not experience any growth in bookings or our user base during periods where we are comparing against COVID-19 impacted periods (i.e. the three months ended March 31, 2020, June 30, 2020, and September 30, 2020, and December 31, 2020). Our historical revenue, bookings and user base growth should not be considered indicative of our future performance. We believe our overall acceptance, revenue growth and increases in bookings depend on a number of factors, including, but not limited to, our ability to:

•	enhance the tools we make available to developers for use in developing content;

•	expand the number of developers, creators, and users on our platform;

•	expand the types of experiences that our developers can build for users;

•	continue to provide, and be viewed as being able to provide, a safe and civil environment for all users;

•	maintain the security and reliability of our platform;

•	provide access to our platform for users in areas where access to the internet is challenged;

•	comply with country and region-specific regulatory environments with respect to privacy, data protection, intellectual property, child protection and other requirements;

•	attract highly qualified talent, and train, motivate and manage our highly-qualified personnel;

•	manage growth of our business, headcount and operations effectively;

•	provide excellent customer experience and customer support for our developers, creators, and users;

•	successfully compete against established companies and new market entrants offering a multitude of interactive entertainment offerings; and

•	increase global awareness of our brand.

If we are unable to accomplish these tasks, our platform will not be attractive to developers, creators, and users and they may no longer seek new experiences in our platform, which would result in fewer bookings and lower revenue and could harm our operations.

We have a history of net losses and we may not be able to achieve or maintain profitability in the future.

We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $88.1 million, $71.0 million, and $253.3 million for the years ended December 31, 2018, 2019, and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $626.5 million. We also expect our operating expenses to increase significantly in future periods, and if our DAU growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We expect our costs and expenses to increase in future periods as we intend to continue to make significant investments to grow our business, including an expected increase in stock-based compensation expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.

Our financial condition and results of operations will fluctuate from quarter to quarter, which makes them difficult to predict and they may not fully reflect the underlying performance of our business.

Our quarterly results of operations have fluctuated in the past and will fluctuate in the future, both based on the seasonality of our business as well as external factors impacting the global economy, our industry and our company. Additionally, the current scale of our business makes it difficult to forecast our future results. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments. Our financial condition and results of operations in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;

•	our ability to retain and grow our developer base and encourage them to continue developing experiences on our platform;

•	the level of demand for our platform;

•	the development and introduction of new or redesigned features on our platform or our competitors’ platforms;

•	seasonal fluctuations in user engagement on our platform;

•	our pricing model;

•	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	our ability to successfully expand internationally and penetrate key demographics;

•	our ability to maintain operating margins, cash used in operating activities, and free cash flow;

•	system failures or actual or perceived breaches of security or privacy, and the costs associated with such failures, breaches and remediations;

•	inaccessibility of our platform, or certain features within our platform, due to third-party actions;

•	increase in stock-based compensation expense (including with respect to the CEO Long-Term Performance Award described herein);

•	our ability to effectively incentivize our workforce and developers;

•	adverse litigation judgments, settlements, or other litigation and dispute-related costs;

•

changes in the legislative or regulatory environment, including with respect to privacy and data protection, consumer protection, and user-uploaded content, or enforcement by government regulators, including fines, orders, or consent decrees;

•	fluctuations in currency exchange rates and changes in the proportion of our revenue, bookings and expenses denominated in foreign currencies;

•	fluctuations in the market values of our portfolio investments and interest rates or impairments of any assets on our balance sheet;

•	changes in our effective tax rate;

•	changes in accounting standards, policies, guidance, interpretations, or principles; and

•	changes in domestic and global business or macroeconomic conditions.

Our business is affected by seasonal demands, and our quarterly operations results fluctuate as a result.

Historically our business has been highly seasonal, with the highest percentage of our sales occurring in the fourth quarter when holidays permit our users to spend increased time on our platform, and we expect this trend to continue. We may also experience fluctuations due to factors that may be outside of our control that affect user or developer and creator engagement with our platform. For example, we saw an increase in activity on our platform as a result of shelter-in-place policies instituted in response to the COVID-19 pandemic, and we do not expect those activity levels to be sustained. Additionally, activity levels may further decrease, including below historic levels as the full impacts of the pandemic, including the rollout of the COVID-19 vaccine on society and the global economy, become clearer. Recently, we have started to see growth rates and other operating metrics moderate as vaccine rates have grown, children have returned to in person classrooms, and shelter in place orders are starting to be lifted. We also seek to further develop the live experiences available on our platform, such as virtual concerts, classrooms, meetings, and conferences, and to offer commercial partners with branding opportunities in conjunction with key events, such as a product launch. These episodic experiences may also contribute to fluctuations in our quarterly results of operations. As our business matures, other seasonal trends may develop or these existing seasonal trends may become more extreme.

The global COVID-19 outbreak has significantly affected our business and operations.

The outbreak of the novel coronavirus and the COVID-19 disease that it causes evolved into a global pandemic. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we took precautionary measures intended to minimize the risk of the virus to our employees and the communities in which we operate, including temporarily closing our offices worldwide and virtualizing, postponing, or canceling user, developer, creator, employee, or industry events, which may negatively impact our business.

The full extent to which the COVID-19 pandemic and the various responses to it impact our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:

•	the duration and scope of the pandemic, including any potential future waves of the pandemic;

•	governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic;

•	the availability of and cost to access the capital markets;

•	the effect of the pandemic on our developers, creators, and users;

•	disruptions or restrictions on our employees’ ability to work and travel; and

•	interruptions related to our infrastructure and partners.

While substantially all of our business operations can be performed remotely, many of our employees are balancing additional work-related and personal challenges, including the duration of remote working environments, adjusting communication and work practices to collaborate remotely with work colleagues and business partners, managing technical and communication challenges of working from home on a daily basis, looking after children as a result of intermittent school closures and remote-learning, making plans for childcare as children may return to schools, and caring for themselves, family members or other dependents who are or may become ill.

The COVID-19 pandemic and resulting social distancing, shelter-in-place and similar restrictions led to increased developer and creator and user engagement on our platform relative to our quarterly forecast and historic trends. Those increases in user activity are almost certainly not indicative of our financial and operating results in future periods. The long-term effects of the COVID-19 pandemic on society and developer, creator and user engagement are highly uncertain and there is no assurance that developer, creator and user engagement will not decrease, including below historic levels, as the full impact of the COVID-19 pandemic on society and the global economy become clearer. Recently, we have started to see growth rates and other operating metrics moderate as vaccine rates have grown, children have returned to in person classrooms, and shelter in place orders are starting to be lifted.

We depend on effectively operating with mobile operating systems, hardware, and networks that we do not control; changes to any of these or our platform may significantly harm our user retention, growth, engagement, and monetization, or require us to change our data collection and privacy practices, business models, operations, practices, advertising activities, or application content, which could restrict our ability to maintain our platform through these systems, hardware and networks and would adversely impact our business.

For the three months ended March 31, 2021, 35% of our revenue was attributable to Robux sales through the Apple App Store and 18% of our revenue was attributable to Robux sales through the Google Play Store. Because of the significant use of our platform on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware. Further, we are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various application stores that make our application and experiences available to our developers, creators, and users. These policies and terms of service govern the availability, promotion, distribution, content, and operation generally of applications and experiences on such operating systems and stores. As a result, we may not successfully cultivate relationships with key industry participants or develop products that operate effectively with these technologies, systems, networks, regulations, or standards. If it becomes more difficult for our users to access and engage with our platform on their mobile devices, if our users choose not to access or use our platform application on their mobile devices, or if our users choose to use mobile products that do not offer access to our platform, our business and user retention, growth, and engagement could be significantly harmed.

The owners and operators of these mobile application platforms, primarily Apple and Google, each have approval authority over our platform’s deployment on their systems and offer consumers products that compete with ours. Additionally, mobile devices are manufactured by a wide array of companies. Those companies have no obligation to test the interoperability of new mobile devices with our platform application and may produce new products that are incompatible with or not optimal for our platform. We have no control over these operating systems, application stores, or hardware, and any changes to these systems or hardware that degrade our platform’s functionality, or give preferential treatment to competitive products, could significantly harm our platform usage on mobile devices. An operating system provider or application store could also limit or discontinue our access to its operating system or store if it establishes more favorable relationships with one or more of our competitors, launches a competing product itself, or it otherwise determines that it is in its business interests to do so. Our competitors that control the operating systems and related hardware our application runs on could make interoperability of our platform with those mobile operating systems more difficult or display their competitive offerings more prominently than ours. Additionally, our competitors that control the standards for the application stores for their operating systems could make our platform application, or certain features of our platform, inaccessible for a potentially significant period of time. We plan to continue to introduce new technologies on our platform regularly and have experienced that it takes time to optimize such technologies to function with these operating systems, hardware, and standards, impacting the popularity of our new technologies and features, and we expect this trend to continue.

Moreover, our platform requires high-bandwidth data capabilities. If the costs of data usage increase or access to cellular networks is limited, our user retention, growth, and engagement may be significantly harmed. Additionally, to deliver high-quality video and other content over mobile cellular networks, our platform must work well with a range of mobile technologies, systems, networks, regulations, and standards that we do not control. In particular, any future changes to the iOS or Android operating systems or application stores may impact the accessibility, speed, functionality, and other performance aspects of our platform, and result in issues in the future from time to time. In addition, the proposal or adoption of any laws, regulations, or initiatives that adversely affect the growth, popularity, or use of the internet, including laws governing internet neutrality, could decrease the demand for our platform and increase our cost of doing business.

For our experiences accessed through mobile platforms such as the Apple App Store and the Google Play Store, we are required to share a portion of the proceeds from in-game sales with the platform providers. For operations through the Apple App Store and Google Play Store, we are obligated to pay 30% of any money paid by users to purchase Robux to Apple and Google and this amount could be increased. These costs are expected to remain a significant operating expense for the foreseeable future. If the amount these platform providers charge increases, it could have a material impact on our ability to pay developers and our results of operations. The providers of an operating system or application store may also change its fee structure, add fees associated with access to and use of its operating system, alter how its customers are able to advertise on their operating system, change how the personal or other information of its users is made available to application developers on their operating system, limit the use of personal information for advertising purposes or restrict how end-users can share information on their operating system or across other platforms.

Restrictions on our ability to collect, process, and use data as desired could negatively impact our ability to leverage data about the experiences our developers create. This in turn could impact our resource planning and feature development planning for our platform. Similarly, at any time, these operating system providers or application stores can change their policies on how we operate on their operating system or in their application stores by, for example, applying content moderation for applications and advertising or imposing technical or code requirements. Actions by operating system providers or application stores such as the Apple App Store and the Google Play Store may affect the manner in which we collect, process and use data from end-user devices. Accordingly, future changes implemented by Apple or Google could adversely impact our revenue. In addition, these operating systems and application stores could change their business models and could, for example, increase application store fees, which could have an adverse impact on our business. There are currently litigation and governmental inquiries over the application store fees, and Apple or Google could modify their platform in response to litigation and inquiries in a manner that may harm us.

Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our platform and those changes may be unfavorable to us and our developers’, creators’, and users’ use of our platform. If we were to violate, or an operating system provider or application store believes that we have violated, its terms of service or policies, that operating system provider or application store could limit or discontinue our access to its operating system or store. In some cases these requirements may not be clear or our interpretation of the requirements may not align with the interpretation of the operating system provider or application store, which could lead to inconsistent enforcement of these terms of service or policies against us, and could also result in the operating system provider or application store limiting or discontinuing access to its operating system or store. Any limitation on or discontinuation of our access to any third-party platform or application store could adversely affect our business, financial condition or results of operations.

Because we recognize revenue from bookings over the estimated period of time the virtual items are available to the user on the Roblox Platform or as the virtual items are consumed, changes in new business may not be immediately reflected in our operating results.

The majority of the virtual items purchased on the Roblox Platform are durable virtual items, which are recognized ratably over the estimated period of time the virtual items are available to the user (estimated to be the average lifetime of a paying user), which for the year ending December 31, 2020 and the three months ended March 31, 2021 was 23 months. Therefore, much of the revenue we report in each quarter is the result of purchases of Robux during previous periods. Consequently, a decline in purchases of Robux in any one quarter will not be fully reflected in our revenue and operating results for that quarter. Any such decline, however, will negatively impact our revenue and operating results in future quarters. Accordingly, the effect of significant near-term downturns in purchases of Robux for a variety of reasons may not be fully reflected in our results of operations until future periods.

If our business becomes constrained by changing legal and regulatory requirements, our operating results will suffer.

Our future success will depend in part on market acceptance and widespread adoption across demographics and geographies of our platform over other interactive entertainment offerings. The widespread availability of content generated by our developers and creators on our platform is a newer development and the regulatory framework for broad dissemination of this content is new and evolving. We provide our developers and creators with the ability to publish their content throughout the world, and each country is developing regulations and policies to regulate this new space, including with respect to privacy, gambling, intellectual property, childhood protection, consumer protection, ratings, and taxes. If we are unable to allow developers and creators to comply with potentially conflicting regulations throughout the world, our ability to execute on our business model would be severely impacted, and our ability to grow our business could be harmed. Changes to these laws, regulations, standards, or obligations could require us to change our business model, take on more onerous obligations, and impact the functionality of our platform. If we are obligated to fundamentally change our business activities and practices or modify our platform, we may be unable to make these required changes and modifications in a commercially reasonable manner, or at all, and our ability to further develop and enhance our platform may be limited. The costs of compliance with, and other burdens imposed by, these laws, regulations, standards and obligations, or any inability to adequately address these, may limit the use of our platform or reduce overall demand for our platform, which could harm our business, financial condition and results of operations.

The success of our business model is contingent upon our ability to provide a safe online environment for children to experience and if we are not able to continue to provide a safe environment, our business will suffer dramatically.

Our platform hosts a number of experiences intended for audiences of varying ages, a significant percentage of which are designed to be experienced by children. As a user generated content platform, it is relatively easy for developers, creators, and users to upload content that can be viewed broadly. We have made significant efforts to provide a safe and enjoyable experience for users of all ages. We invest significant technical and human resources to prevent inappropriate content on the platform by reviewing all images, audio, video, and 3D models at the time of upload in order to block inappropriate content before users have a chance to encounter it on the platform. Notwithstanding our efforts, from time to time inappropriate content is successfully uploaded onto our platform and can be viewed by others prior to being identified and removed by us. This content could cause harm to our audience and to our reputation of providing a safe environment for children to play online. If we are unable to prevent, or are perceived as not being able to sufficiently prevent, all or substantially all inappropriate content from appearing on our platform, parents and children will lose their trust in the safety of our platform, which would harm our overall acceptance by these audiences and would likely result in significantly reduced revenue, bookings, profitability, and ultimately, our ability to continue to successfully operate our platform.

In addition to generally blocking inappropriate content, we have statutory obligations under U.S. federal law to block or remove child pornography and report offenses to the National Center for Missing and Exploited Children, or NCMEC. While we have dedicated technology and trained human moderator staff that can detect and remove sexual content involving children, there have been instances where such content has been uploaded, and any future non-compliance by us or allegations of non-compliance by us with respect to U.S. federal laws on child pornography or the sexual exploitation of children could significantly harm our reputation, create criminal liability, and could be costly and time consuming to address or defend. We may also be subject to additional criminal liability related to child pornography or child sexual exploitation under other domestic and international laws and regulations.

Further, we have faced allegations that our platform has been used by criminal offenders to identify and communicate with children and to possibly entice them to interact off-platform, outside of the restrictions of our chat, content blockers, and other on-platform safety measures. While we devote considerable resources to prevent this from occurring, we are unable to prevent all such interactions from taking place. Any criminal incidents involving Roblox, whether or not we are directly responsible, could adversely affect our reputation as a safe place for children and hurt our business.

In addition, various local, national, and foreign laws and regulations apply to our operations, including the Children’s Online Privacy Protection Act, or COPPA, in the U.S. and Article 8 of the European Union’s, or EU’s, General Data Protection Regulation, or GDPR. COPPA imposes strict requirements on operators of websites or online services directed to children under 13 years of age. 51% and 54% of our DAUs were under the age of 13 during the three months ended March 31, 2021 and during the year ended December 31, 2020, respectively. COPPA requires companies to obtain parental consent before collecting personal information from children under the age of 13. Both the U.S. federal government and the states can enforce COPPA and violations of COPPA can lead to significant fines. No assurances can be given that our compliance efforts will be sufficient to avoid allegations of COPPA violations, and any non-compliance or allegations of non-compliance could expose us to significant liability, penalties and loss of revenue, significantly harm our reputation, and could be costly and time consuming to address or defend.

Our reputation as a safe and civil environment for children is very important to our success and if we fail to protect users or we are perceived to be failing to protect users, our business will suffer and our results of operations could be materially and adversely affected.

We have received and may continue to receive a high degree of media coverage. Unfavorable publicity regarding, for example, our privacy or data protection practices, terms of service, product changes, product quality, litigation or regulatory activity, the actions of our users, the actions of our developers or creators whose products are integrated with our platform, the use of our platform for illicit or objectionable ends (including the use of our platform to possibly entice children to interact off-platform), actual or perceived incidents or misuses of user data or other privacy or security incidents, the substance or enforcement of our community standards, the quality, integrity and age-appropriateness of content shared on our platform, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. For example, we have experienced negative media publicity related to content that developers produce for, or the conduct of users on, our platform that may be deemed illicit, explicit, profane, or otherwise objectionable. Although we are working to roll out a content-ratings system that will allow users to flag certain explicit content in our games and on ways to better optimize our parental controls, users may still be exposed to content that may not be age-appropriate. Although illicit activities are in violation of our terms and policies and we attempt to block objectionable material, we are unable to prevent all such violations from occurring. In addition, we have faced allegations that our platform has been used by criminal offenders to identify and communicate with children and to possibly entice them to interact off-platform, outside of the restrictions of our chat, content blockers and other on-platform safety measures. While we devote considerable resources to prevent this from occurring, any negative publicity could create the perception that we do not provide a safe online environment and may have an adverse effect on the size, engagement, and loyalty of our developer, creator and user community, which would adversely affect our business and financial results.

Our business depends on a strong brand and if events occur that damage our reputation and brand, we may be unable to maintain and grow the number of developers, creators, and users on our platform.

We believe that maintaining, protecting and enhancing our reputation and brand is critical to grow the number of developers, creators, and users on our platform, especially given the safe and civil atmosphere that we strive to achieve for our users, many of whom are children. Maintaining, protecting and enhancing our brand will depend largely on our ability to continue to provide high-quality, engaging and shared experiences on our platform. If users, developers, or creators do not perceive our platform to be of high quality, the value of our brand could diminish, thereby decreasing the attractiveness of our platform to users.

Our reputation and brand could also be negatively affected by the actions of users that are hostile, inappropriate or illegal, whether on or off our platform. In addition, users, developers or creators may become dissatisfied with our billing or payment policies, our handling of personal data or other aspects of our platform. If we fail to adequately address these or other user, developer, or creator complaints, negative publicity about us or our platform could diminish confidence in and the use of our platform. Maintaining, protecting, and enhancing our reputation and brand may require us to make substantial investments, and these investments may not be successful. Our reputation and brand are also important to attracting and retaining highly qualified employees. If we fail to successfully promote and maintain our reputation and brand or if we incur significant expenses in this effort, our business and financial results may be adversely affected.

The lack of encryption for communications on our platform may increase the impact of a data security incident.

Communications on our platform are not encrypted at this time. As such, any data security incident that involves unauthorized access, acquisition, disclosure, or use may be more impactful to our business. We may experience greater incident response forensics, data recovery, legal fees, and costs of notification related to any such potential incident, and we may face an increased risk of reputational harm, regulatory enforcement, and consumer litigation, which could further harm our business, financial condition, results of operations, and future business opportunities.

We depend on our developers to create digital content that our users find compelling, and our business will suffer if we are unable to entertain our users, improve the experience of our users, or properly incentivize our developers and creators to develop content.

Our platform enables our developers to create experiences and virtual items, which we refer to as user generated content. Our platform relies on our developers to create experiences and virtual items on our platform for our users to acquire and/or use. Our users interact with these experiences, which are largely free to engage with. These users can also elect to purchase virtual items through our Avatar Marketplace and in experiences that enhance their enjoyment. We believe the interactions between and within the developer, creator, and user communities on our platform create a thriving and organic ecosystem, and this network effect drives our growth. To facilitate and incentivize the creation of the experiences and virtual items by developers, our platform offers developers an opportunity to earn Robux, a virtual currency on our platform, in connection with their development work on our platform. When virtual items are purchased on our platform, the originating developer or creator earns a portion of the Robux paid for the item. Developers are able to exchange their accumulated earned Robux for real-world currency under certain conditions outlined in our Developer Exchange Program. If we fail to provide a sufficient return to developers, they may elect to develop user-generated content on other platforms, which would result in a loss of revenue. If we do not provide the right technologies or financial incentives to our developers, they may develop fewer experiences or virtual items, and our users may elect to not participate in the experiences or purchase the virtual items, and, thus, our platform, revenue, and bookings could be adversely affected.

If we experience outages, constraints, disruptions or degradations in our services, platform support and/or technological infrastructure, our ability to provide sufficiently reliable services to our customers and maintain the performance of our platform could be negatively impacted, which could harm our relationships with our developers, creators, and users, and consequently, our business.

Our users expect fast, reliable, and resilient systems to enhance their experience and support their play as they quickly traverse between and within experiences and acquire virtual items for their avatars or to enhance their experiences, which depends on the continuing operation and availability of our information technology systems from our global network of data centers controlled and operated by us and those of our external service providers, including third-party “cloud” computing services. We also provide services to our developer and creator community through our platform, including, a developer and creator hub for tutorials, hosting, customer service, regulatory compliance, and translation, among many others. The experiences and technologies on our platform are complex software products and maintaining the sophisticated internal and external technological infrastructure required to reliably deliver these experiences and technologies are expensive and complex. The reliable delivery and stability of our platform has been, and could in the future be, adversely impacted by outages, disruptions, failures or degradations in our network and related infrastructure. For example, since our inception we have had approximately one outage each year when the platform is unavailable for all users, developers, and creators. Although these outages were typically associated with a move to a new technology, the temporary unavailability of our platform, particularly if it should become more frequent, could cause our users to seek other entertainment options, including those provided by our competitors. In addition, the reliability and stability of our platform has also been affected by events outside of our control, such as the migration of data among data centers and to third-party hosted environments, the demand on our platform exceeding the capabilities of our technological infrastructure, and issues relating to our reliance on third parties to host our platform in areas where we do not operate our own data centers.

Our data centers are vulnerable to damage or interruption from a variety of sources, including earthquakes, floods, fires, power loss, system failures, computer viruses, physical or electronic break-ins, human error or interference (including by disgruntled employees, former employees or consultants), and other catastrophic events. Our data centers may also be subject to local administrative actions, changes to legal or permitting requirements and litigation that could stop, limit or delay operations. Despite a reliability program focused on anticipating and solving issues that may impact the availability of our platform and precautions taken at our data centers, such as disaster recovery and business continuity arrangements, the occurrence of spikes in usage volume, the occurrence of a natural disaster, hacking event or act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at our data centers could result in interruptions or delays on our platform, impede our ability to scale our operations or have other adverse impacts upon our business and adversely impact our ability to serve our developers, creators, and users.

Our developers or users may suffer a variety of outages or disruptions in accessing our platform for a variety of reasons, including issues with their technology providers. If we experience outages and our platform is unavailable or if our developers, creators, and users are unable to access our platform within a reasonable amount of time or at all, as a result of any such events, our reputation and brand may be harmed, developer, creator and user engagement with our platform may be reduced, and our revenue, bookings and profitability could be negatively impacted. We do not have full redundancy for all of our systems and our disaster recovery planning may not be sufficient to address all aspects of any unanticipated consequence or incident or allow us to maintain business continuity at profitable levels or at all. Further, in the event of damage or service interruption, our business interruption insurance policies will not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenues, subject us to liability, or otherwise harm our business, financial condition, or results of operations.

Customer support personnel and technologies are critical to resolve issues and to allow developers, creators, and users to realize the full benefits that our platform provides. High-quality support is important for the retention of our existing developers, creators, and users and to encourage the expansion of their use of our platform. We must continue to invest in the infrastructure required to support our platform. If we do not help our developers, creators, and users quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our platform to existing and new developers, creators, and users could suffer. In addition, if we do not make sufficient investments in servers, software or personnel in support of our infrastructure, to scale effectively and accommodate increased demands placed on our infrastructure, the reliability of our underlying infrastructure will be harmed and our ability to provide a quality experience for our developers, creators, and users will be significantly harmed. This would lead to a reduction in the number of developers, creators, and users on our platform, a reduction in our revenues, bookings, and ability to compete, and our reputation with existing or potential developers, creators or users could suffer.

Our future growth depends on our ability to continue innovating our platform to offer attractive features for our developers and safe and civil experiences for our developers, creators, and users.

We spend substantial amounts of time and money to research, develop, and enhance versions of our platform to incorporate additional features, improve functionality or other enhancements and prioritize user safety and security in order to meet the rapidly evolving demands of our developers, creators, and users. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. Developments and innovations on our platform may rely on new or evolving technologies which are still in development or may never be fully developed. If we fail to anticipate developers’ and creators’ needs, the quality of the content they create may not attract users to engage with our experiences and result in a decline of users on our platform. When we develop new or enhanced features for our platform, we typically incur expenses and expend resources upfront to develop, market, promote, and sell new features. Therefore, when we develop and introduce new or enhanced features, they must achieve high levels of developer, creator, and user acceptance in order to justify the investment in developing and bringing them to market. In the past, it has been difficult to remove features we have introduced that have not achieved acceptance, and as such, we still maintain them at some cost. Further, we have made and may in the future make changes to our platform or added features that our users, developers or creators do not like or find useful. Such changes and new features may be difficult to remove from the platform and expensive to maintain.

The Roblox Cloud may be relied upon in the future for increasingly complex decision-making as it integrates hardware, accelerated machine learning and artificial intelligence for a broad range of compute tasks, including control of non-player characters, improved personalization, synthetic content generation, and automation of the player experience. It is possible that at some point the Roblox Cloud may make decisions unpredictably or autonomously, which can raise new or exacerbate existing ethical, technological, legal, and other challenges, and may negatively affect the performance of the Roblox Platform and the user, developer, and creator experience.

New features or enhancements and changes to the existing features of our platform could fail to attain sufficient market acceptance for many reasons, including:

•	failure to predict market demand accurately in terms of functionality and to supply features that meet this demand in a timely fashion;

•	defects, errors, or failures;

•	negative publicity about performance or effectiveness;

•	delays in releasing new features or enhancements on our platform; and

•	introduction or anticipated introduction of competing products by competitors.

The failure to obtain market acceptance will negatively affect our business, financial condition, results of operations and brand.

We have seen the growth rate of our users fluctuate and expect it to continue to change over time. If we fail to retain current users or add new users, or if our users decrease their level of engagement with our platform, revenue, bookings, and operating results will be harmed.

During the three months ended March 31, 2021, we averaged 42.1 million daily active users, or DAUs. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Our DAU growth rate has fluctuated in the past and may slow in the future due to various factors, including the end of COVID-19 related shelter-in-place orders in some areas, as the number of users increase and we achieve higher market penetration rates, as we face continued competition for our users and their time from a variety of entertainment sources, or if there are performance issues with our platform. For example, while our DAUs have grown sequentially on a quarterly basis for the last several years, there have been months where they have not or have grown at a slower pace, often due to seasonal factors. Such seasonal factors may have recently been impacted by the COVID-19 pandemic and we expect that seasonality could again cause user activity to decrease, including below historical levels as the impact of the COVID-19 pandemic, including the continued rollout of the COVID-19 vaccine on society and the global economy, become clearer. In addition, our strategy seeks to expand the age groups that make up our users, and if and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in DAUs will need to come from other age or geographic cohorts in other markets, which may be difficult, costly or time consuming for us to achieve. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

Our business plan assumes that the demand for interactive entertainment offerings, specifically, the adoption of a metaverse with users interacting together by playing, communicating, connecting, making friends, learning, or simply hanging out, all in 3D environments, will increase for the foreseeable future. However, if this market shrinks or grows more slowly than anticipated, if the metaverse does not gain widespread adoption as a forum for experiences, social interaction and creative expression for our users, or if demand for our platform does not grow as quickly as we anticipate, whether as a result of competition, product obsolescence, budgetary constraints of our developers, creators, and users, technological changes, unfavorable economic conditions, uncertain geopolitical environments or other factors, we may not be able to increase our revenue and bookings sufficiently to ever achieve profitability and our stock price would decline.

The multitude of other entertainment options, online gaming, and other interactive experiences is high, making it difficult to retain users who are dissatisfied with our platform and seek other entertainment options. Moreover, the majority of our users are under the age of 13. This demographic may be less brand loyal and more likely to follow trends, including viral trends, than other demographics. These and other factors may lead users to switch to another entertainment option rapidly, which can interfere with our ability to forecast usage or DAUs and would negatively affect our user retention, growth, and engagement. We also may not be able to penetrate other demographics in a meaningful manner to compensate for the loss of DAUs in this age group. Falling user retention, growth, or engagement rates could seriously harm our business.

The loss of David Baszucki, our Founder, President and CEO or one or more of our senior management team or key personnel, or our failure to attract new or replacement members of our senior management team or other key personnel in the future, could significantly harm our business.

We depend on the continued services and performance of our Founder, President and CEO, David Baszucki, members of our senior management team and other key personnel. David Baszucki has been responsible for our strategic vision, and should he stop working for us for any reason, it is unlikely that we would be able to immediately find a suitable replacement. We do not maintain key man life insurance for David Baszucki, and do not believe any amount of key man insurance would allow us to recover from the harm to our business if David Baszucki were to leave the Company for any reason. Similarly, members of our senior management team and key employees are highly sought after and others may attempt to encourage these executives to leave the Company. The loss of one or more of the members of the senior management team or other key personnel for any reason could disrupt our operations, create uncertainty among investors, adversely impact employee retention and morale, and significantly harm our business.

An inability to attract and retain highly qualified employees, including as a result to restrictive changes to immigration laws or the varying application of immigration laws, may hamper our growth and cause our revenues or bookings to decline, adversely affecting our business.

To execute our growth plan, we must hire a very large number of employees over the next few years. In addition, we need to retain our highly qualified employees. Competition for these recruits and employees is intense from other internet and high growth publicly-traded and private companies, especially with respect to engineers with high levels of experience in our industry, in particular in the San Francisco Bay Area where our headquarters are located.

We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications. Many of the companies with which we compete for qualified employees have greater resources than we have and may offer compensation packages that are perceived to be better than ours. For example, we offer equity awards to a substantial majority of our job candidates and existing employees as part of their overall compensation package. If the perceived value of our equity awards declines, including as a result of volatility or declines in the market price of our Class A common stock or changes in perception about our future prospects, it may adversely affect our ability to recruit and retain highly qualified employees. Additionally, changes in our compensation structure may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected. Changes in immigration laws or varying applications of immigration laws to limit the availability of certain work visas or increase visa fees in the U.S. may impact our ability to hire the engineering and other talent that we need to continue to enhance our platform, which could have an adverse impact on our business, financial condition, and results of operations. It is difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our technology professionals.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovative approach, creativity, and teamwork fostered by our culture and our business could be harmed.

We believe that a critical component of our success has been our culture. We have invested substantial time and resources in building out our team with an emphasis on shared values and a commitment to diversity and inclusion. As we continue to grow and develop the infrastructure associated with being a public company, we will need to expend significant efforts to maintain our culture among a larger number of employees dispersed in various geographic regions. Additionally, with our employees currently working remotely, during the COVID-19 pandemic, it has been difficult to maintain or enhance our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our mission to build a human co-experience platform that supports shared experiences among billions of users.

If we are unable to successfully grow our user base, compete effectively with other platforms, and further monetize our platform, our business will suffer.

We have made, and are continuing to make, investments to enable our developers to design and build compelling content and deliver it to our users on our platform. Existing and prospective developers may not be successful in creating content that leads to and maintains user engagement (including maintaining the quality of experiences) or they may fail to expand the types of experiences that our developers can build for users, and other global entertainment companies, online content platforms, and social platforms may entice our users and potential users away from, or to spend less time with, our platform, each of which could adversely affect users’ interest in our platform and lead to a loss of revenue opportunities and harm our results of operations.

Additionally, we may not succeed in further monetizing our platform and user base. As a result, our user growth, user engagement, financial performance and ability to grow revenue could be significantly harmed if:

•	we fail to increase or maintain DAUs;

•	our user growth outpaces our ability to monetize our users, including if our user growth occurs in markets that are not profitable;

•	we fail to establish an international base of our developers, creators, and users;

•	we fail to increase or maintain the amount of time spent on our platform, the number of experiences that our users share and explore with friends, or the usage of our technology for our developers;

•	we do not develop and establish the social features of our platform, allowing it to more broadly serve the entertainment, education, and business markets;

•	we fail to increase penetration and engagement across all age demographics;

•	developers do not create engaging or new experiences for users;

•	users reduce their purchases of Robux on our platform; or

•	the experiences on our platform do not maintain or gain popularity.

If we are able to continue to grow, we will need to manage our growth effectively, which could require expanding our internal IT systems, technological operations infrastructure, financial infrastructure, and operating and administrative systems and controls. In addition, we have expended in the past and may in the future expend significant resources to launch new features and changes on our platform that we are unable to monetize, which may significantly harm our business. Any future growth would add complexity to our organization and require effective coordination across our organization, and an inability to do so would adversely affect our business, financial conditions and results of operations.

We are increasingly introducing our users to offerings for Robux that are subscription-based. While we intend for these efforts to generate increased recurring revenues from our existing user base, they may cause users to decrease their purchases of Robux and decrease these users’ overall spend on our platform. Our ability to continue to attract and retain users of our paid subscription services will depend in part on our ability to consistently provide our subscribers with a quality experience. If our users do not perceive these offerings to be of value, or if we introduce new or adjust existing features or pricing in a manner that is not favorably received by them, we may not be able to attract and retain subscribers or be able to convince users to become subscribers of such additional service offerings, and we may not be able to increase the amount of recurring revenue from our user base. Subscribers may cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, the need to reduce household expenses, competitive services that provide a better value or experience or as a result of changes in pricing. If our efforts to attract and retain subscribers are not successful, our business, operating results, and financial condition may be adversely impacted.

We rely on a very small percentage of our total users for a significant majority of our revenue and bookings that we derive from our platform.

We generate substantially all of our revenue through the sales of our virtual currency, “Robux,” which players can use to purchase virtual items sold by our developer and creator community on the platform. Only a small portion of our users regularly purchase Robux through subscriptions and pay for experiences and virtual items compared to all users who use our platform in any period. We rely on our developers to develop engaging content where users elect to purchase digital items to enhance their enjoyment. If users fail to purchase digital items at rates similar to or greater than they have historically and if we fail to attract new paying users, or if our paying users fail to continue interacting with the platform and purchasing digital items as they increase in age, our revenue will suffer.

Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may significantly harm and negatively affect our reputation and our business.

We regularly review metrics, including our DAUs, hours engaged, and average bookings per DAU, or ABPDAU, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. Our metrics and estimates may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely. If our estimates are inaccurate, then investors will have less confidence in our company and our prospects, which could cause the market price of our Class A common stock to decline, our reputation and brand could be harmed.

While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our platform is used and as a result, the metrics may overstate the number of DAUs, hours engaged, and ABPDAU. For example, there are users who have multiple accounts, fake user accounts, or fraudulent accounts created by bots to inflate user activity for a particular developer or creator on our platform, thus making the developer or creator’s experience or other content appear more popular than it really is. We strive to detect and minimize fraud and unauthorized access to our platform, and these practices are prohibited in our terms of service and we implement measures to detect and suppress that behavior. Some of our demographic data may be incomplete or inaccurate. For example, because users self-report their dates of birth, our age demographic data may differ from our users’ actual ages. If our users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate.

Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. If our developers do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. Our developers, creators and partners may also be less willing to allocate their budgets or resources to our platform, which could seriously harm our business.

Some developers, creators, and users on our platform may make unauthorized, fraudulent, or illegal use of Robux and other digital goods on our platform, including through unauthorized third-party websites or “cheating” programs.

Robux and digital goods on our platform have no monetary value outside of our platform, but users have made and may in the future make unauthorized, fraudulent, or illegal sales and/or purchases of Robux and other digital goods on or off of our platform, including through unauthorized third-party websites in exchange for real-world currency. For example, some users have made fraudulent use of credit cards owned by others on our platform to purchase Robux and offer the purchased Robux for sale at a discount on a third-party website. For the three months ended March 31, 2021, total chargeback expense to us from this fraud was approximately 9% of bookings.

While we regularly monitor and screen usage of our platform with the aim of identifying and preventing these activities, and regularly monitor third-party websites for fraudulent Robux or digital goods offers as well as regularly send cease-and-desist letters to operators of these third-party websites, we are unable to control or stop all unauthorized, fraudulent, or illegal transactions in Robux or other digital goods that occurs on or off of our platform. Although we are not directly responsible for such unauthorized, fraudulent, and/or illegal activities conducted by these third parties, our user experience may be adversely affected, and users and/or developers may choose to leave our platform if these activities are pervasive. These activities may also result in negative publicity, disputes, or even legal claims, and measures we take in response may be expensive, time consuming, and disruptive to our operations.

In addition, unauthorized, fraudulent, and/or illegal purchases and/or sales of Robux or other digital goods on or off of our platform, including through third-party websites, bots, fake accounts, or “cheating” programs that enable users to exploit vulnerabilities in the experiences on our platform, could reduce our revenue and bookings by, among other things, decreasing revenue from authorized and legitimate transactions, increasing chargebacks from unauthorized credit card transactions, causing us to lose revenue and bookings from dissatisfied users who stop engaging with the experiences on our platform, or increasing costs we incur to develop technological measures to curtail unauthorized transactions.

Under our community rules for our platform, which developers, creators and users are obligated to comply with, we reserve the right to temporarily or permanently ban individuals for breaching our terms of use by violating applicable law or Roblox policies which include engaging in illegal activity on the platform. We have banned individuals as a result of unauthorized, fraudulent, or illegal use of Robux or other digital goods on our platform. We have also employed technological measures to help detect unauthorized Robux transactions and continue to develop additional methods and processes through which we can identify unauthorized transactions and block such transactions. However, there can be no assurance that our efforts to prevent or minimize these unauthorized, fraudulent, or illegal transactions will be successful.

Our business is highly competitive and subject to rapid changes. We face significant competition to attract and retain our users, developers, and creators that we anticipate will continue to intensify. Should we fail to attract and retain users, developers, and creators, our business and results of operations may suffer.

We compete for both users and developers and creators. We compete to attract and retain our users’ attention on the basis of our content and user experiences. We compete for users and their engagement hours with global technology leaders such as Amazon, Apple, Facebook, Google, Microsoft, and Tencent, global entertainment companies such as Comcast, Disney, and ViacomCBS, global gaming companies such as Activision Blizzard, Electronic Arts, Take-Two, Valve, Unity, and Zynga, online content platforms including Netflix, Spotify, and YouTube, as well as social platforms such as Facebook, Instagram, Pinterest, and Snap.

We rely on developers to create the content that leads to and maintains user engagement (including maintaining the quality of experiences). We compete to attract and retain developers by providing developers the tools to easily build, publish, operate, and monetize content. We compete for developers and engineering talent with gaming platforms such as Epic Games, Unity, and Valve Corporation, which also give developers the ability to create or distribute interactive content.

We do not have any agreements with our developers that require them to continue to use the Roblox Platform for any time period. Some of our developers have developed attractive businesses in developing content, including games, on our platform. In the future, if we are unable to continue to provide value to these developers and they have alternative methods to publish and commercialize their offerings, they may not continue to provide content to our platform. Should we fail to provide compelling advantages to continued use of our ecosystem to developers, they may elect to develop content on competing interactive entertainment platforms. If a significant number of our developers no longer provide content, we may experience an overall reduction in the quality of our experiences, which could adversely affect users’ interest in our platform and lead to a loss of revenue opportunities and harm our results of operations.

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages, such as:

•	larger sales and marketing budgets and resources;

•	broader and more established relationships with users, developers, and creators;

•	greater resources to make acquisitions and enter into strategic partnerships;

•	lower labor and research and development costs;

•	larger and more mature intellectual property portfolios; and

•	substantially greater financial, technical, and other resources.

We expect competition to continue to increase in the future. Conditions in our market could change rapidly and significantly as a result of technological advancements, the emergence of new entrants into the market, partnering or acquisitions by our competitors, continuing market consolidation, or changing developer, creator and user preferences, which can be difficult to predict or prepare for. Our competitors vary in size, and some may have substantially broader and more diverse offerings or may be able to adopt more lucrative payment policies or structures for developers. Failure to adequately identify and adapt to these competitive pricing pressures could negatively impact our business.

We focus our business on our developers, creators, and users, and acting in their interests in the long-term may conflict with the short-term expectations of analysts and investors.

A significant part of our business strategy and culture is to focus on long-term growth and developer, creator, and user experience over short-term financial results. We expect our expenses to continue to increase in the future as we broaden our developer, creator, and user community, as developers, creators, and users increase the amount and types of experiences and virtual items they make available on our platform and the content they consume, and as we develop and further enhance our platform, expand our technical infrastructure and data centers, and hire additional employees to support our expanding operations. As a result, in the near- and medium-term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability. We expect to continue making significant expenditures to grow our platform and develop new features, integrations, capabilities, and enhancements to our platform for the benefit of our developers, creators, and users. Such expenditures may not result in improved business results or profitability over the long-term. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts, investors and our stockholders, the trading price of our Class A common stock may decline.

We rely on third-party distribution channels to facilitate Robux purchases by platform users. If we are unable to maintain a good relationship with such providers, if their terms and conditions change, or fail to process or ensure the safety of users’ payments, our business will suffer.

Purchases of Robux and other products (e.g., e-gift cards) on our platform are facilitated through third-party online distribution channels. We utilize these distribution channels, such as Amazon, Apple, Blackhawk, ePay, Google, Incomm, PayPal, Vantiv, and Xsolla, to receive cash proceeds from sales of our Robux through direct purchases on our platform. Any scheduled or unscheduled interruption in the ability of our users to transact with these distribution channels could adversely affect our payment collection and, in turn, our revenue and bookings.

Our business will suffer if we are unable to maintain a good relationship with these distribution channels or develop relationships with new and emerging channels, if their terms and conditions or fee structure changes to our detriment, if we violate, or if a channel believes that we have violated, their terms and conditions, or if any of these distribution channels loses market share or falls out of favor or is unavailable for a prolonged period of time. Any changes that affect our use of these distribution channels may decrease the visibility or availability of our platform, limit our distribution capabilities, prevent access to our platform, or result in the exclusion or limitation of our platform on those distribution channels.

We do not directly process purchases of Robux on our platform, and, thus, any information on those purchases (e.g., debit and credit card numbers and expiration dates, personal information, and billing addresses) is disclosed to the third-party online platform and service providers facilitating Robux purchases by users. We do not have control over the security measures of those providers, and their security measures may not be adequate. We could be exposed to litigation and possible liability if our users’ transaction information involving Robux purchases is compromised, which could harm our reputation and our ability to attract users and may materially adversely affect our business.

We also rely on the stability of such distribution channels and their payment transmissions to ensure the continued payment services provided to our users. If any of these providers fail to process or ensure the security of users’ payments for any reason, our reputation may be damaged and we may lose our paying users, and users may be discouraged from purchasing Robux in the future, which, in turn, would materially and adversely affect our business, financial condition, and prospects.

In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative consumer perceptions of our service. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines, our card approval rate may be impacted and we may be subject to additional card authentication requirements. The termination of our ability to process payments on any major payment method would significantly impair our ability to operate our business.

We may require additional capital to meet our financial obligations and support business growth, and this capital might not be available on acceptable terms or at all.

We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need for developers and creators to develop new experiences and virtual items, enhance our existing experiences, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our Class A common stock. Any debt financing that we secure in the future could involve offering security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition or results of operations may be harmed.

Our results of operations may be harmed if we are required to collect sales, value added, or other similar taxes for the purchase of our virtual currency.

Although we, either directly or through our third-party distribution channels, collect and remit taxes from users in certain countries and regions, there are some jurisdictions in which we operate where we do not currently collect taxes from users. One or more states or countries may seek to impose past, incremental or new sales, value added, or other tax collection obligations on us. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, value added, or other taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential users, developers or creators from subscribing to our platform due to the incremental cost of any such sales or other similar taxes, or otherwise harm our business, results of operations, and financial condition.

We identified a material weakness in our internal control over financial reporting which resulted in our restatement of our financial statements for the years ended December 31, 2018 and December 31, 2019. In the future we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

During the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting that resulted in a restatement of our financial statements for the years ended December 31, 2018 and December 31, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness was due to ineffective controls over the identification of the performance obligations in our revenue recognition methodology that resulted in an error where we previously identified a single performance obligation to provide an integrated and enhanced online experience via hosting services performed by the Company over the time period for which the user is estimated to access the Roblox Platform. Upon further review, we concluded that we have a performance obligation to provide customers with the ability to acquire, use, and hold virtual items on the Platform over the period for which the respective virtual items are available to the user.

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiency that led to the material weakness related to our revenue recognition methodology. This includes hiring additional dedicated and experienced technical resources (including engaging a third-party consultant to assist management) to strengthen our corporate oversight over financial reporting and controls associated with complex accounting matters. These measures also include implementation of additional control activities related to the periodical review of our revenue recognition policy and review of revenue recognition for new arrangements.

We may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the trading price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

If we are unable to maintain effective internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the listing standards of the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the Securities and Exchange Commission, or the SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, we have identified in the past, and may identify in the future, deficiencies in our controls. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K.

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and results of operations and could cause a decline in the trading price of our Class A common stock.

The popularity of our Lua scripting language for customization of and creation of virtual worlds and virtual goods and services is a key driver of content creation and engagement with our platform. If other programming languages or platforms become more popular with our developers, it may affect engagement with and content creation for our platform and our business may be harmed.

Roblox experiences are programmed using Lua scripting language on the Roblox Platform. In order to enhance the attractiveness of our platform to potential developers, we have made the Lua scripting language available without charge. The Lua scripting language permits developers on the Roblox Platform to develop customized add-on features for their own or others’ use, and we have trained our developers on how to write add-on programs using Lua scripting language. As part of this strategy, we have encouraged the development of an active community of Lua programmers similar to those which have emerged for other software platforms. The widespread use and popularity of our Lua scripting language is critical to creating engaging content on and demand for our platform. If developers do not find the Lua scripting language or our platform simple and attractive for developing content or determine that our Lua scripting language or other features of our platform are undesirable or inferior to other scripting languages or platforms, or Lua scripting language becomes unavailable for use by the developers for any reason, they may shift their resources to developing content on other platforms and our business may be harmed.

We rely on Amazon Web Services for a portion of our cloud infrastructure in certain areas, and as a result any disruption of AWS would negatively affect our operations and significantly harm our business.

We rely on Amazon Web Services, or AWS, a third-party provider for a portion of our backend services, including for some of our high-speed databases, scalable object storage, and message queuing services. In addition, when additional compute resources are required, the Roblox Cloud can leverage Amazon EC2. For location-based support areas, we outsource certain aspects of the infrastructure relating to our cloud-native platform. As a result, our operations depend, in part, on AWS’ ability to protect their services against damage or interruption due to a variety of factors, including infrastructure changes, human or software errors, natural disasters, power or telecommunications failures, criminal acts, capacity constraints and similar events. Our developers, creators, and users need to be able to access our platform at any time, without interruption or degradation of performance. Our platform depends, in part, on the virtual cloud infrastructure hosted in AWS. Although we have disaster recovery plans that utilize multiple AWS availability zones to support our requirements, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake or other natural disasters, power loss, telecommunications failures, cyber-attacks, terrorist or other attacks, and other similar events beyond our control, could adversely affect our cloud-native platform. Any disruption of or interference with our use of AWS could impair our ability to deliver our platform reliably to our developers, creators, and users.

Additionally, threats or attacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse and general hacking have occurred and are becoming more prevalent in our industry, particularly against cloud-native services and vendors of security solutions. If AWS were to experience any of these security incidents, it could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our developers’, creators’, and users’ data or disrupt our ability to provide our platform or service. A prolonged AWS service disruption affecting our cloud-native platform for any of the foregoing reasons would adversely impact our ability to serve our users, developers, and creators and could damage our reputation with current and potential users, developers, and creators, expose us to liability, result in substantial costs for remediation, cause us to lose users, developers, and creators, or otherwise harm our business, financial condition, or results of operations. and users. We may also incur significant costs for using alternative hosting cloud infrastructure services or taking other actions in preparation for, or in reaction to, events that damage or interfere with the AWS services we use.

Our commercial agreement with AWS will remain in effect until November 2021. Neither party may terminate the commercial agreement for convenience during its term. In the event that our AWS service agreements are terminated, or there is a lapse of service, elimination of AWS services or features that we utilize, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging for or creating new facilities or re-architecting our platform for deployment on a different cloud infrastructure service provider, which would adversely affect our business, financial condition, and results of operations.

If the security of our platform is compromised, it could compromise our and our developers’, creators’, and users’ proprietary information, disrupt our internal operations and harm public perception of our platform, which could cause our business and reputation to suffer.

We collect and store personal data and certain other sensitive and proprietary information in the operation of our business, including developer, creator and user information, and other confidential data. While we have implemented measures designed to prevent unauthorized access to or loss of our confidential data, mobile malware, viruses, hacking, social engineering, spam and phishing attacks have occurred and may occur on our systems in the future. Because of the popularity of our platform, we believe that we are an attractive target for these sorts of attacks.

The techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Consequently, we may be unable to anticipate these techniques, react in a timely manner, or implement preventive measures, which could result in delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents. The wide availability of open source software used in our solutions could also expose us to security vulnerabilities.

Further, our platform and service operate in conjunction with, and we are dependent upon, third-party products, services, and components. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform and service. If there is a security vulnerability, error, or other bug in one of these third-party products, services, and components and if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position.

If any unauthorized access to our network, systems or data, including our sensitive and proprietary information, personal data from our users, developers or creators, or other data, or any other security breach occurs, or is believed to have occurred, whether as a result of third-party action, employee negligence, error or malfeasance, defects, social engineering techniques, or otherwise, our reputation, brand and competitive position could be damaged, our and our users’, developers’, and creators’ data and intellectual property could potentially be lost or compromised, and we could be required to spend capital and other resources to alleviate problems caused by such actual or perceived breaches and remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. In the past, we have experienced social engineering attacks, and if similar attacks occur and are successful, this could have a negative impact on our business or result in unfavorable publicity. Additionally, we contract with certain third parties to store and process certain data for us, including our distribution channels, and these third parties face similar risks of actual and potential security breaches, which could present similar risks to our business, reputation, financial condition, and results of operations.

The economic costs to us to reduce or alleviate cyber or other security problems such as spammers, errors, bugs, flaws, “cheating” programs, defects or corrupted data, could be significant and may be difficult to anticipate or measure. These issues may cause developers, creators, and users to use our platform less or stop using it altogether, and the costs could divert our attention and resources, any of which could result in claims, demands, and legal liability to us, regulatory investigations and other proceedings, and otherwise harm our business, reputation, financial condition or results of operations. There could also be regulatory fines imposed for certain data breaches that take place around the world. The California Consumer Privacy Act, or CCPA, also allows for a private right of action for certain data breaches that relate to a specified set of personal information.

Although we maintain cyber, privacy, and network security liability insurance, subject to applicable deductibles and policy limits, such coverage may not extend to all types of privacy and cybersecurity incidents, and it may be insufficient to cover all costs and expenses associated with such incidents.

Operating as a public company requires us to incur substantial costs and requires substantial management attention.

We will incur substantial legal, accounting, and other expenses that we did not incur as a private company, which we expect to increase after we are no longer an “emerging growth company.” For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of the NYSE. The Exchange Act requires, among other things, we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations will increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an “emerging growth company.” In addition, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.

This management team, as a group, has no experience managing a publicly traded company, and certain members joined us more recently. As such, our management team may not successfully or efficiently manage our obligations as a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.

We anticipate that our ongoing efforts related to privacy, data protection, safety, security, and content review will identify additional instances of misuse of user data or other undesirable activity by third parties on our platform.

In addition to our efforts to mitigate cybersecurity risks, we have made and are continuing to make investments in privacy, data protection, safety, security, and content review efforts to combat misuse of our services and user data by third parties, including investigations of individuals we have determined to have attempted to access user data without authorization. Our internal teams also continually monitor and address any unauthorized attempts to access data stored on servers that we own or control or data available to our third-party customer service providers. As a result of these efforts we have discovered and announced, and anticipate that we will continue to discover and announce, additional incidents of misuse of or unauthorized access of user data or other undesirable activity by third parties. We have taken steps to protect the data that we have access to, but despite these efforts, our security measures or those of our third-party service providers could be insufficient or breached as a result of third-party action, malfeasance, employee errors, service provider errors, technological limitations, defects or vulnerabilities in our platform or otherwise. Additionally, with our employees and third-party service providers who have access to some of our user data currently working remotely during the COVID-19 pandemic, we are exposed to increased risks of security breaches or incidents. We may not discover all such incidents or activity or be able to respond to or otherwise address them, promptly or at all. Such incidents and activities have in the past, and may in the future, include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, theft of in-game currency or virtual items in valid user accounts, and activities that threaten people’s safety on- or offline. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments, whether actual or perceived, may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such developments may also subject us to future litigation and regulatory inquiries, investigations, and proceedings, including from data protection authorities in countries where we offer services and/or have users, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.

The expansion of our platform outside the United States exposes us to risks inherent in international operations.

We operate our platform throughout the world and are subject to risks and challenges associated with international business. For the three months ended March 31, 2021, approximately 70% of our DAUs and 32% of our revenue was derived from outside the U.S. and Canada region. We intend to continue to expand internationally, and this expansion is a critical element of our future business strategy. While we have a number of developers, creators, and users outside of the U.S., we have limited offices located outside of the U.S. and Canada, and there is no guarantee that our international efforts will be successful. The risks and challenges associated expanding our international presence, having developers, creators, and users outside the U.S. and those that can affect international operations generally and negatively impact our business and results of operations, include:

•	greater difficulty in enforcing contracts and managing collections in countries where our recourse may be more limited, as well as longer collection periods;

•

higher costs of doing business internationally, including costs incurred in complying with local regulations related to privacy, data protection, content monitoring, preclusion, and removal, and online entertainment offerings, particularly as these rules apply to interactions with children, and establishing and maintaining office space for our international operations;

•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the U.S. or the foreign jurisdictions in which we operate;

•	expenses related to monitoring and complying with differing labor regulations, especially in jurisdictions where labor laws may be more favorable to employees than in the U.S.;

•	challenges inherent to efficiently recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture and employee programs across all of our offices;

•	management communication and integration problems resulting from language or cultural differences and geographic dispersion;

•	the uncertainty of protection for intellectual property rights in some countries;

•	increased exposure to fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the U.S.;

•

risks associated with trade restrictions and foreign legal requirements, and greater risk of unexpected changes in regulatory requirements, tariffs and tax laws, trade laws, and export and other trade restrictions;

•	risks relating to the implementation of exchange controls, including restrictions promulgated by the Office of Foreign Asset Control, and other similar trade protection regulations and measures;

•	exposure to regional or global public health issues, such as the COVID-19 pandemic, and to travel restrictions and other measures undertaken by governments in response to such issues;

•	general economic and political conditions in these foreign markets, including political and economic instability in some countries;

•

compliance with multiple, ambiguous, or evolving governmental laws and regulations, including those relating to employment, tax, content regulation, privacy, data protection, anti-corruption, import/export, customs, anti-boycott, sanctions and embargoes, antitrust, data transfer, storage and protection, content monitoring, preclusion, and removal, and industry-specific laws and regulations localization of our services, including translation into foreign languages and associated expenses;

•	the ability to monitor our platform in new and evolving markets and in different languages to confirm that we maintain standards consistent with our brand and reputation;

•	regulatory frameworks or business practices favoring local competitors;

•	changes in the public perception of our platform by governments in the regions where we operate or plan to operate;

•

uncertainty regarding the imposition of and changes in the U.S.’ and other governments’ trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, and without limitation, including the evolving relations between the U.S. and China;

•

uncertainty regarding regulation, currency, tax, and operations resulting from the United Kingdom’s exit from the EU, or Brexit, on January 31, 2020 and possible disruptions in trade, the sale of our services and commerce, and movement of our people between the United Kingdom, EU, and other locations;

•	natural disasters, acts of war, and terrorism, and resulting changes to laws and regulations, including changes oriented to protecting local businesses;

•	difficulties in hiring highly qualified employees internationally and managing foreign operations; and

•	regional economic and political conditions.

These and other factors could harm our ability to generate revenue and bookings outside of the U.S. and, consequently, adversely affect our business, financial condition and results of operations. We may not be able to expand our business and attract users in international markets and doing so will require considerable management attention and resources. International expansion is subject to the particular challenges of supporting a business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. We may not be able to offer our platform in certain countries, and expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face.

We may not realize the benefits expected through our China joint venture and the joint venture could have adverse effects on our business.

In February 2019, we entered into a joint venture agreement with Songhua River Investment Limited, referred to as Songhua, an affiliate of Tencent Holdings Ltd., or Tencent Holdings, a leading internet company in China and one of the world’s largest gaming companies. Under the joint venture agreement, we created Roblox China Holding Corp., referred to as the China JV, of which we own a 51% ownership interest. Through a wholly-owned subsidiary based in Shenzhen named Roblox (Shenzhen) Digital Science and Technology Co., Ltd and branded “Luobu,” the China JV is engaged in the development, localization and licensing to creators of a Chinese version of the Roblox Studio and also develops and oversees relations with local Chinese developers. Shenzhen Tencent Computer Systems Co. Ltd, or Tencent, currently intends to publish and operate a localized version of the Roblox Platform as a game in China under the name “Luobulesi.” In December 2020, Tencent received a required publishing license from the National Press and Publication Administration of the Chinese government. The license was issued following a review of the content of Luobulesi to confirm that such content is not in contravention with the requirements of Chinese law. Luobu’s focus is on creating opportunities for local Chinese developers to learn Roblox Studio for building and publishing experiences and content.

Because our continued business operations in China are part of our current and future user growth plans, further adverse changes in the economic and political policies relating to China could have a material adverse effect on our business. An escalation of recent trade tensions between the U.S. and China has resulted in trade restrictions that could harm our ability to participate in Chinese markets and numerous additional such restrictions have been threatened by both countries. The U.S. government, for example, has in the past barred or threatened to bar U.S. companies from doing business with certain Chinese technology companies. The Chinese government has, in turn, threatened to restrict the investment or trade privileges of companies that stop doing business with Chinese companies as a result of this or other similar rules. We may find it difficult or impossible to comply with these or other conflicting regulations in the U.S. and China, which could make it difficult or impossible to achieve our business objectives in China or realize a return on our investment in this market. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that could further restrict our ability to operate in China.

The Chinese economic, legal, and political landscape also differs from other countries in many respects, including the level of government involvement and regulation, control of foreign exchange and allocation of resources and uncertainty regarding the enforceability and scope of protection for intellectual property rights. The laws, regulations and legal requirements in China are also subject to frequent changes and the exact obligations under and enforcement of laws and regulations are often subject to unpublished internal government interpretations and policies which makes it challenging to ascertain compliance with such laws. For example, the publishing license granted to Tencent in December 2020 could be withdrawn, which could significantly impair or eliminate the ability to publish and operate Luobulesi in

China. Any actions and policies adopted by the Chinese government, particularly with regard to intellectual property rights and internet restrictions for non-Chinese businesses, or any prolonged slowdown in China’s economy, could have an adverse effect on our business, results of operations and financial condition.

The relationship between China and the U.S. is subject to periodic tension. Relations may also be compromised if the U.S. pressures the Chinese government regarding its monetary, economic, or social policies. Changes in political conditions in China and changes in the state of China-U.S. relations are difficult to predict and could adversely affect the operations or financial condition of the China JV. In addition, because of our proposed involvement in the Chinese market, any deterioration in political or trade relations might cause a public perception in the U.S. or elsewhere that might cause our products to become less attractive. The Committee on Foreign Investment in the U.S. has continued to apply a more stringent review of certain foreign investment in U.S. companies, including investment by Chinese entities, and has made inquiries to us with respect to Tencent Holding’s equity investment in us and involvement in the China JV. We cannot predict what effect any further inquiry by the Committee on Foreign Investment in the U.S. into our relationship with Tencent and Tencent Holdings or changes in China-U.S. relations overall may have on our ability to effectively support the China JV or on the operations or success of the China JV.

In addition to market and regulatory factors, any future success of the China JV will require a collaborative effort with Tencent to build and operate Luobu and Luobulesi as together, they will form the exclusive basis for growing our penetration in the China market. In addition, upon the occurrence of certain events, such as a termination of certain of the contractual relationships applicable to Luobu, a change of control of us, or the acquisition of 20% of our outstanding securities by certain specified Chinese industry participants, we may be required to purchase Songhua’s interest in the China JV at a fair market value determined at the time of such purchase. Any future requirement to purchase the interest in China JV from Songhua may have a material adverse effect upon our liquidity, financial condition, and results of operations both as a result of the purchase of such interests and the fact that we would need to identify and partner with an alternative Chinese partner in order for operations to continue in the China market.

Our results of operations, which are reported in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. For the three months ended March 31, 2021, approximately 70% of our DAUs and 32% of our revenue was derived from outside the U.S. and Canada region. While we periodically adjust the price of Robux to account for the relative value of this local currency to the U.S. dollar these adjustments are not immediate nor do they typically exactly track the underlying currency fluctuations. As a result, rapid appreciation of the U.S. dollar against these foreign currencies can harm our reported results and cause the revenue derived from our foreign users to decrease. In addition, even if we do adjust the cost of our Robux in foreign markets to track appreciation in the U.S. dollar, such appreciation could increase the costs of purchasing Robux to our users outside of the U.S., adversely affecting our business, results of operations and financial condition.

We also incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of our expenses being higher which may not be offset by additional revenue earned in the local currency. This could have a negative impact on our reported results of operations. To date, we have not engaged in any hedging strategies and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement in the future to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

We plan to continue to make acquisitions and investments in other companies, which could require significant management attention, disrupt our business, dilute our stockholders, and significantly harm our business.

As part of our business strategy, we have made and intend to make acquisitions to add specialized employees and complementary companies, features, and technologies. For example, in 2020 we acquired Ceebr Limited, a company that operated a platform that teaches children age 6-13 to design, program, and play their own games and LoomAi Inc., a company that specializes in real-time facial animation technology for 3D avatars. Our ability to acquire and successfully integrate larger or more complex companies, features, and technologies is unproven. In the future, we may not be able to find other suitable acquisition or investment candidates, and we may not be able to complete acquisitions or investments on favorable terms, if at all. The pursuit of potential acquisitions may divert the attention of management and cause us to incur significant expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Our previous and future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by users, developers, creators, partners, or investors. In addition, if we fail to successfully close transactions or integrate new teams into our corporate culture, or integrate the features and technologies associated with these acquisitions, our business could be significantly harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition, including accounting charges which could be recognized as a current period expense. We also may not achieve the anticipated benefits of synergies from the acquired business, may encounter challenges with incorporating the acquired features and technologies into our platform while maintaining quality and security standards consistent with our brand, or may fail to identify security vulnerabilities in acquired technology prior to integration with our technology and platform. We may also incur unanticipated liabilities that we assume as a result of acquiring companies, including claims related to the acquired company, its offerings or technologies or potential violations of applicable law or industry rules and regulations arising from prior or ongoing acts or omissions by the acquired business that were not discovered during diligence. We will pay cash, incur debt, or issue equity securities to pay for any acquisitions, any of which could significantly harm our business. Selling equity to finance any such acquisition would also dilute our stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

In addition, it generally takes several months after the closing of an acquisition to finalize the purchase price allocation. Therefore, it is possible that our valuation of an acquisition may change and result in unanticipated write-offs or charges, impairment of our goodwill, or a material change to the fair value of the assets and liabilities associated with a particular acquisition, any of which could significantly harm our business.

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. If we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or target companies view our Class A common stock unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy and our business may be significantly harmed.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited, each of which could significantly harm our business.

As of December 31, 2020, we had federal net operating loss carryforwards of $323.3 million, which begin to expire in 2024, state net operating loss carryforwards of $91.6 million, which begin to expire in 2027, and foreign net operating loss carryforwards of $3.0 million, which begin to expire in 2024. Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and other similar provisions. Further, the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid Relief, and Economic Security Act, or the CARES Act, changed the federal rules governing net operating loss carryforwards. Of the $323.3 million of federal net operating losses, $249.8 million is carried forward indefinitely but is limited to 80% of taxable income. Further, carryback of net operating losses is generally prohibited for taxable years beginning after December 2020. Our net operating loss carryforwards may also be subject to limitations under state law. For example, California recently enacted legislation suspending the use of net operating loss carryforwards for taxable years 2020, 2021, and 2022 for many taxpayers. Net operating loss carryforwards generated before January 2018 will not be subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period. If our net operating loss carryforwards and other tax attributes expire before utilization or are subject to limitations, our business and financial results could be harmed.

Changes in existing financial accounting standards or practices may harm our results of operations.

Changes in existing accounting rules or practices, new accounting pronouncements rules, or varying interpretations of current accounting pronouncements practice could harm our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. As an “emerging growth company,” we are allowed under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to take advantage of this extended transition period under the JOBS Act with respect to certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act.

For example, we have elected to early adopt the FASB issued Accounting Standards Codification, or Topic 842, which supersedes the lease accounting guidance in ASC 840, Leases. The adoption of this new guidance had a significant impact on our balance sheet as described in detail in Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Adoption of these types of accounting standards and any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Our estimates or judgments relating to our critical accounting policies may be based on assumptions that change or prove to be incorrect, which could cause our results of operations to fall below expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment include those related to revenue recognition, assumptions used for estimating the fair value of common stock to calculate stock-based compensation, capitalization of internal-use software costs, valuation of goodwill and intangible assets, certain accrued liabilities, and valuation allowances associated with income taxes. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The stock-based compensation expense related to our RSUs and other outstanding equity awards will result in increases in our expenses in future periods and we may also expend substantial funds to satisfy a portion of our tax withholding and remittance obligations that arise upon the vesting and/or settlement of certain of our RSUs, which may have an adverse effect on our financial condition and results of operations.

We have granted RSUs to our employees and directors, which generally vest upon the satisfaction of both service-based and liquidity event-related performance vesting conditions occurring before the award’s expiration date. The service-based vesting period is generally satisfied by the award holder providing services to us over a four-year period. The liquidity event-related performance vesting condition was satisfied on the Effective Date. As of March 31, 2021, we began recognizing stock-based compensation expense for such RSUs.

In February 2021, our compensation committee granted the CEO Long-Term Performance Award, an RSU award under our 2017 Plan to David Baszucki covering 11,500,000 shares of our Class A common stock. We estimated the grant date fair value of the CEO Long-Term Performance Award using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the achievement of certain price goals may not be satisfied. The weighted-average grant date fair value of the CEO Long-Term Performance Award was estimated to be $20.19 per share, and we estimate that we will recognize total stock-based compensation expense of approximately $232.2 million over the derived service period of each of the seven separate tranches of the CEO Long-Term Performance Award that are eligible to vest based on the achievement of certain stock price goals. If the achievement of these stock price goals are met sooner than the derived service period, we will adjust our stock-based compensation expense to reflect the cumulative expense associated with the vested award. We will recognize stock-based compensation expense if service is provided by Mr. Baszucki over the requisite service period, regardless of whether the stock price goals are achieved.

Additionally, we may expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the vesting and/or settlement of our outstanding RSUs, including the CEO Long-Term Performance Award. Under U.S. tax laws, employment and income tax withholding and remittance obligations for RSUs arise in connection with the vesting and settlement of the RSUs. To fund the employment and income tax withholding and remittance obligations arising in connection with the vesting and settlement of vested RSUs, we will either (i) withhold shares of our Class A common stock that would otherwise be issued with respect to such vested RSUs and pay the relevant tax authorities in cash to satisfy such tax obligations or (ii) have the holders of such vested RSUs use a broker or brokers to sell a portion of such shares into the market, with the proceeds of such sales to be delivered to us for us to remit to the relevant taxing authorities, in order to satisfy such employment and income tax withholding and remittance obligations. Any such expenditures by us of substantial funds to satisfy a portion of our tax withholding and remittance obligations that arise upon the vesting and/or settlement of RSUs may have an adverse effect on our financial condition and results of operations.

Risks Related to Government Regulations

We are subject to various governmental export control, trade sanctions, and import laws and regulations that require our compliance and may subject us to liability if we violate these controls.

We are subject to laws and regulations that could limit our ability to offer access or full access to our platform and experiences to certain persons and in certain countries or territories. For example, certain U.S. laws and regulations administered and enforced by U.S. Department of the Treasury’s Office of Foreign Assets Control, referred to as OFAC, may limit our ability to give users, developers, and creators access to certain aspects of our platform and experiences, or collectively with other applicable export control and economic sanctions laws and regulations, the Trade Control Laws and Regulations. Trade Control Laws and Regulations are complex and dynamic, and monitoring and ensuring compliance can be challenging. In addition, we rely on our payment processors for compliance with certain of these Trade Control Laws and Regulations, including the fact that our payment processors will not allow any paid activity by users, developers, and creators that attempt to access our platform from various jurisdictions specified by OFAC such as the Crimea region, Cuba, Iran, North Korea, and Syria. Users, developers, and creators from certain of these countries and territories have access to our platform and experiences and there can be no guarantee we will be found to have been in full compliance with Trade Control Laws and Regulations during all relevant periods. Any failure by us or our payment processors to comply with the Trade Control Laws and Regulations may lead to violations of the Trade Control Laws and Regulations that could expose us to liability. Any failure to comply with applicable laws and regulations also could have negative consequences for us, including reputational harm, government investigations, and monetary penalties.

In addition, various foreign governments may also impose controls, export license requirements, and/or restrictions. Compliance with such applicable regulatory requirements may create delays in the introduction of our platform in some international markets or prevent our international users from accessing our platform.

Governmental agencies may restrict access to platforms, our website, mobile applications or the internet generally, which could lead to the loss or slower growth of our user base.

Governmental agencies in any of the countries in which we, our users, developers, or creators are located could block access to or require a license for our platform, our website, operating system platforms, application stores or the internet generally for a number of reasons, including security, privacy, data protection, confidentiality, or regulatory concerns which may include, among other things, governmental restrictions on certain content in a particular country and a requirement that user information be stored on servers in a country within which we operate. For example, the publishing license granted to Tencent in December 2020 from the National Press and Publication Administration of the Chinese government could be withdrawn, which could significantly impair or eliminate the ability to publish and operate Luobulesi in China. Governmental agencies could issue fines or penalties if there are instances where we are found not to have been in compliance with regulations in any of these areas. Users generally need to access the internet, including in geographically diverse areas, and also mobile platforms such as the Apple App Store and the Google Play Store, to engage with experiences on our platform. If governmental or other entities block, limit or otherwise restrict developers, creators, and users from accessing our platform, or users from engaging with experiences on our platform, our business could be negatively impacted, we could be subject to additional fines and penalties, our developers, creators, and users could decline or grow more slowly, and our results of operations could be adversely affected.

Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and international laws and regulations regarding privacy, data protection, security, content, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could significantly harm our business.

We are subject to a variety of laws and regulations in the U.S. and other countries that involve matters central to our business, including user privacy, data protection, security, rights of publicity, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-payment services. The regulatory framework for privacy, data protection, and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future.

Certain laws and regulations, such as the GDPR, which went into effect in May 2018, has placed and will continue to place significant data protection obligations and restrictions on organizations such as ours and may require us to continue to change our policies and procedures. The GDPR imposed more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws, including potential penalties of up to €20 million or 4% of annual global revenues of the previous year, whichever is greater. If we are found not to be compliant with GDPR requirements, we may be subject to significant fines, the risk of civil litigation, and reputational damage, and our business may be seriously harmed.

In June 2020, the Court of Justice of the European Union struck down the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the U.S. To the extent that any of our service providers, or consultants have been relying on the EU-U.S. Privacy Shield Framework, they needed to find an alternate mechanism to allow them to continue processing our user data, which may require us to change service providers. We may not be able to find alternative service providers which could limit our ability to process personal data from the EU and increase our costs. The same decision also cast doubt on the ability to use one of the primary alternatives to the EU-U.S. Privacy Shield framework, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the U.S. and most other countries. At present, there are few, if any, viable alternatives to the Privacy Shield Frameworks and the Standard Contractual Clauses for the foregoing purposes.

The United Kingdom has left the EU, effective January 1, 2020, known as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, while the United Kingdom maintains the Data Protection Act of 2018 and the UK GDPR, which collectively implement and complement the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues, uncertainty remains regarding the future of data protection in the United Kingdom. As of January 1, 2021, the United Kingdom is a “third country” under the GDPR. The European Commission has announced a draft decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, but an approval process still remains in order for the Commission to formally adopt the adequacy decision. We cannot fully predict how the Data Protection Act, the UK GDPR and other United Kingdom data protection laws or regulations may develop in the medium to longer term, affecting how data transfers to and from the United Kingdom will be regulated. We continue to monitor and review the impact of any resulting changes to EU or United Kingdom law that could affect our operations. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and laws and regulations of applicable EU Member States and the United Kingdom relating to privacy and data protection in connection with any measures we take to comply with them.

Law no. 13.709/2018 of Brazil, the Lei Geral de Proteção de Dados Pessoais, or LGPD, entered into effect on September 18, 2020, authorizing a private right of action for violations. Administrative enforcement is anticipated to begin August 1, 2021, and may include fines of up to 2% of the organization’s revenue in Brazil in the previous year or 50M reais (approximately $9.3 million U.S. dollars). The LGPD applies to businesses (both inside and outside Brazil) that process the personal data of users who are located in Brazil. The LGPD provides users with the similar rights as the GDPR regarding their data. A Brazilian Data Protection Authority, Brazilian National Data Protection Authority (Autoridade Nacional de Proteção de Dados, or ANPD) has been established to provide forthcoming rules and guidance on how to interpret and implement the LGPD’s requirements, including regarding notice of processing, data transfer requirements, and other compliance obligations, such as security measures, recordkeeping, training, and governance. Pending such developments from the ANPD and any emerging caselaw, the Company’s LGPD approach may be subject to further change, our compliance measures when implemented may not be fully adequate, we may expend significant time and cost in developing a privacy governance program and data transfer mechanisms to comply with the LGPD and any implementing regulations or guidance, and we may potentially face litigation prior to the implementation of regulations and guidance regarding the LGPD or before we have had a reasonable opportunity to fully implement measures designed to comply with such regulations and guidance.

In addition, the CCPA, went into effect in January 2020 and established a new privacy framework for covered businesses such as ours, requiring us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA comes into effect on January 1, 2023, which, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. The enactment of the CCPA has prompted similar legislative developments in other states in the U.S., such as Virginia, which in March 2021 enacted a Consumer Data Protection Act that will go into effect January 1, 2023. These developments create the potential for a patchwork of overlapping but different state laws. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business. The potential effects of this legislation are far-reaching and may require us to modify data processing practices and policies, incur substantial costs and expenses in an effort to comply, or restrict our operations.

We take reasonable efforts to comply with all applicable laws, policies, legal obligations and certain industry codes of conduct relating to privacy and data protection, and security. However, it is possible that the obligations imposed on us by applicable data privacy laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices in other jurisdictions. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our other policies or obligations relating to privacy, data protection, or security, or any actual or perceived compromise of security, including any such compromise that results in the unauthorized release or transfer of personally identifiable information or other user, developer or creator data, may result in governmental investigations and enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others and could cause our developers, creators, and users to lose trust in us, any or all of which could have an adverse effect on our business, financial condition or results of operations.

United States or international rules that permit ISPs to limit internet data consumption by users, including unreasonable discrimination in the provision of broadband internet access services, could harm our business.

The current legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality, in the United States is subject to uncertainty. In January 2018, the Federal Communications Commission, or FCC, released an order that repealed the “open internet rules,” often known as “net neutrality,” which prohibit mobile providers in the U.S. from impeding access to most content, or otherwise unfairly discriminating against content providers like us and also prohibit mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The FCC order repealing the open internet rules went into effect in June 2018. In response to this decision California and a number of states implemented their own net neutrality rules which largely mirrored the repealed federal regulations. The application of these state laws remains uncertain, including due to litigation against certain of these state laws. We cannot predict the outcome of any litigation or whether the FCC order or state initiatives regulating providers will be modified, overturned, or vacated by legal action, federal legislation, or the FCC, or the degree to which this repeal would adversely affect our business, if at all. Similarly, the EU requires equal access to internet content, but as part of its Digital Single Market initiative, the EU may impose network security, and disability access, which could increase our costs. If the FCC’s repeal of the open internet rules is maintained, state initiatives are modified, overturned, or vacated, or the EU modifies its open internet rules, mobile and internet providers may be able to limit our users’ ability to access our platform or make our platform a less attractive alternative to our competitors’ applications. Were that to happen, our ability to retain existing users or attract new users may be impaired, or costs could increase, and our business would be significantly harmed.

We are subject to laws and regulations worldwide, many of which are unsettled and still developing which could increase our costs or adversely affect our business.

We are subject to a variety of laws in the U.S. and abroad that affect our business. As a global platform with users in over 180 countries, we are subject to a myriad of regulations and laws regarding consumer protection, including the use of gift cards, advertising, electronic marketing, protection of minors, data protection and privacy, data localization requirements, online services, data protection, anti-competition, freedom of speech, labor, real estate, taxation, intellectual property ownership and infringement, tax, export and national security, tariffs, anti-corruption and telecommunications, all of which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the U.S., and compliance with laws, regulations and similar requirements may be burdensome and expensive. Laws and regulations may be inconsistent from jurisdiction to jurisdiction, which may increase the cost of compliance and doing business and expose us to possible litigation, penalties or fines. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could make our platform less attractive to our users, developers or creators or cause us to change or limit our ability to sell our platform. We have policies and procedures designed to ensure compliance with applicable laws and regulations, but we cannot assure you that we will not experience violations of such laws and regulations or our policies and procedures.

We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. Foreign governments, may censor our platform in their countries, restrict access to our platform from their countries entirely, impose other restrictions that may affect their citizens’ ability to access our platform for an extended period of time or even indefinitely, require data localization, or impose other laws or regulations that we cannot comply with, would be difficult for us to comply with, or would require us to rebuild our platform or the infrastructure for our platform. Numerous countries, including Germany, have regulations relating to this area and they may impose significant fines for failure to comply with certain content removal and disclosure obligations. Other countries, including Singapore, India, Turkey, Mexico, Australia, and the United Kingdom, have implemented or are considering similar legislation imposing penalties for failure to remove certain types of content. On the other hand, some users, developers, and creators may choose not to use our platform if we actively police content.

In addition, there are ongoing academic, political, and regulatory discussions in the U.S., Canada, Europe, United Kingdom, Australia, and other jurisdictions regarding whether certain mechanisms that may be included in the experiences on our platform, such as features commonly referred to as “loot boxes,” and certain genres of experiences, such as social casino, that may reward gambling, should be subject to a higher level or different type of regulation than other genres of experiences to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. In Brazil, an action known as a “civil action in the public interest” was filed in late February by a child and teenager protection organization against various video game companies seeking to obtain an injunction and, ultimately, a ban on loot boxes. If the case is successful the result could be a general ban on loot boxes in Brazil, which may have a negative impact on our revenue in Brazil. In addition, it is possible that similar lawsuits could be filed against us in Brazil or possibly other jurisdictions. Also, new regulation by the U.S. federal government and its agencies, such as the FTC, state agencies or foreign jurisdictions, which may vary significantly, could require that certain content in the experiences on our platform be modified or removed, increase the costs of operating or monitoring the experiences on our platform, impact user engagement and thus the functionality and effectiveness of our platform or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied. If we become liable, directly or indirectly, under these laws or regulations, we could be harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our platform, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition, or results of operations.

It is also possible that a number of laws and regulations may be adopted or construed to apply to us or our users or our developers in the U.S. and elsewhere that could restrict the online and mobile industries, including developer, creator and user privacy, data protection, advertising, user acquisition practices, taxation, content suitability, copyright, distribution and antitrust, and our platform, experiences or components thereof may be deemed or perceived illegal or unfair practices. Furthermore, the growth and development of electronic commerce and virtual items may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as us and developers, creators, and users conducting business through the internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of in-app purchases, labeling of our free experiences or regulation of currency, banking institutions, unclaimed property, or money transmission may be interpreted to cover experiences made with our technologies and the revenue and bookings that we receive from our platform. If that were to occur, we may be required to maintain certain records and seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight and other operational requirements, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere, or any withdrawal by us from certain countries because of such actions, would adversely affect our DAUs, including by giving our competitors an opportunity to penetrate geographic markets that we cannot access. As a result, our user growth, retention, and engagement may be significantly harmed.

Legal and regulatory restrictions on virtual currencies like Robux may adversely affect our platform, experiences, and virtual items on our platform, which may negatively impact our revenue, bookings, business, and reputation.

Users can purchase a license to use Robux to enrich their experience in various ways on our platform. For example, Robux are often used to purchase virtual clothes for users’ avatars. The regulations that apply to virtual currencies in the jurisdictions in which we operate are subject to change. It is possible that regulators in the U.S. or elsewhere may take regulatory actions in the future that restrict our ability to license Robux, allow users to acquire or use other digital goods available on our platform, or that prohibit developers or creators on our platform from earning Robux. We also make e-gift cards available for sale internationally that may be used to redeem Robux, and regulators may impose restrictions or bans on the sale of such e-gift cards. Any such restrictions or prohibitions may adversely affect our platform, business, revenue, and bookings. In the United States, the SEC, its staff, and similar state regulators have deemed certain virtual currencies to be securities subject to regulation under the federal and state securities laws. While we do not consider Robux to be a security, if Robux were subject to the federal or state securities laws of the U.S., we may be required to redesign our platform considerably, in a manner that would be disruptive to operations and costly to implement, which may threaten the viability of the platform. We may also be subject to enforcement or other regulatory actions by federal or state regulators, as well as private litigation, which could be costly to resolve.

The increased use of interactive entertainment offerings like ours by consumers, including younger consumers, may prompt calls for more stringent consumer protection laws and regulations throughout the world that may impose additional burdens on companies such as ours making virtual currencies like Robux available for sale. Any such changes would require us to devote legal and other resources to address such regulation. For example, some existing laws regarding the regulation of currency, money transmitters and other financial institutions, and unclaimed property have been interpreted to cover virtual currencies, like Robux.

Although we have structured Robux, as well as our sales of other digital goods and e-gift cards on our platform, with applicable laws and regulations in mind, including applicable laws relating to money laundering and money transmission services, and believe we are in compliance with all applicable laws, it is possible that a relevant regulator may disagree, which could expose us to penalties. If a relevant regulator disagreed with our analysis of and compliance with applicable laws, we may be required to seek licenses, authorizations, or approvals from those regulators, which may be dependent on us meeting certain capital and other requirements and may subject us to additional regulation and oversight, all of which could significantly increase our operating costs.

Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere that prohibit us from making Robux available on our platform would require us to make significant changes to our platform, which would materially impair our business, financial condition, and operating results.

We are subject to the Foreign Corrupt Practices Act and similar anti-corruption, anti-bribery, and anti-money laundering, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.

We are subject to the Foreign Corrupt Practices Act, U.S. domestic bribery laws, the UK Bribery Act and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. As we increase our international business, our risks under these laws may increase.

As we increase our international business, we have engaged with business partners and third-party intermediaries to market our solutions and obtain necessary permits, licenses and other regulatory approvals. In addition, we or our employees, agents, representatives, business partners or third-party intermediaries have had direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees, agents, representatives, business partners or third-party intermediaries, even if we do not authorize such activities.

These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies, training and procedures to address compliance with such laws, we cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management, as well as significant defense costs and other professional fees. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions against us, our officers, or our employees, disgorgement of profits, suspension or debarment from contracting with the U.S. government or other persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our reputation, business, financial condition, prospects and results of operations and the price of our Class A common stock could be harmed.

We may incur liability as a result of content published using our platform or as a result of claims related to content generated by our developers, creators, and users, including copyright infringement, and legislation regulating content on our platform may require us to change our platform or business practices.

Our success relies in part on the ability of developers and creators to drive engagement with content that is challenging, engaging, fun, interesting, and novel. Developers and creators are responsible for clearing the rights to all of the content they upload to our service, but some developers or creators may upload content that infringes the terms and rights of third parties in violation of our terms of use. We rely upon legal protections in various jurisdictions to protect us from claims of monetary damages for content that is uploaded to and stored on our system at the direction of our users but those protections may change or disappear over time, increasing our exposure for claims of copyright or other intellectual property infringement. If we should lose or fail to qualify for statutory or other legal protections that immunize us from monetary damages for intellectual property infringement, the damages could be significant and have a material impact on our business. While we have implemented measures to limit our exposure to claims of intellectual property infringement, intellectual property owners may allege that we failed to take appropriate measures, to prevent infringing activities on our systems, that we turned a blind eye to infringement, or that we facilitated, induced or contributed to infringement.

Even though we are not required to monitor uploaded content for copyright infringement in the U.S., we have chosen to do so through the services of a third-party audio monitoring service. We now monitor all uploaded sound recordings to exclude recordings owned or controlled by the major record labels. These record labels register certain of their content with our service provider. When audio is uploaded to our platform, we check the service provider’s system to exclude recordings owned or controlled by these record labels from being published on our platform. If our monitoring proves ineffective or we cease to rely upon a third-party monitoring service to exclude certain content from our platform, our risk of liability may increase. Certain record companies and music publishers, either directly or through their authorized representatives, also maintain that we are subject to liability for allegedly infringing content that was previously uploaded to and may continue to exist on our platform and have stated that they may seek damages for such infringement. We vigorously dispute the claims of infringement but could be subject to an adverse judgment in any litigation if a lawsuit were filed against us or be forced to settle any claims for an as-yet undetermined amount. Depending on how such claims are resolved, the impact on us could be material.

The EU enacted a law that came into effect on June 6, 2019 that may require us to use best efforts in accordance with the high industry standards of professional diligence to exclude infringing content from our platform that may be uploaded by our users. Member states of the EU have until June 6, 2021 to pass legislation to implement the law in their respective countries. To comply with this new law, we may have to devote significant time and resources to develop and execute on a plan to implement technologies to prevent infringing content from being uploaded to our platform and, to the extent infringing content makes it onto our platform, to expeditiously remove such content and implement measures to prevent re-uploads of such content. Although the EU law does not mandate monitoring, there may be no practical way for us to comply with the law’s stringent new requirements (to the extent they may be applicable) without adopting some form of robust content identification systems.

We may also be required to enter into license agreements with various licensors, including record labels, music publishers, performing rights organizations, and collective management organizations, to obtain licenses that authorize the storage and use of content uploaded by our users. We may not be able to develop technological solutions to comply with these laws on economically reasonable terms and there is no guarantee that we will be able to enter into agreements with all relevant rights holders on terms that we deem reasonable. Compliance may therefore negatively impact our financial prospects.

Risks Related to Intellectual Property

Claims by others that we infringe their proprietary technology or other rights, the activities of our users or the content of the experiences on our platform could subject us to liability and harm our business.

We have been and may in the future become subject to intellectual property disputes, and may become subject to liability, costs, and awards of damages and/or injunctive relief as a result of these disputes. Our success depends, in part, on our ability to develop and commercialize our platform without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, there is no assurance that our technologies or platform will not be found to infringe, misappropriate or otherwise violate the intellectual property rights of third parties. We also have agreements with third parties to manufacture and distribute merchandise based on user content on our platform, and there is a possibility that such content could be found to be infringing. Lawsuits are time-consuming and expensive to resolve and they divert management’s time and attention. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. Companies in the internet, technology, and gaming industries own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain a higher profile, the possibility of intellectual property rights and other claims against us grows. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them.

We have a number of issued patents. We have also filed a number of additional U.S. and foreign patent applications but these applications may not successfully result in issued patents. Any patent litigation against us may involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents and patent applications may provide little or no deterrence as we would not be able to reach meaningful damages if we assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or cease access to our platform or cease business activities related to such intellectual property. In addition, we may need to settle litigation and disputes on terms that are unfavorable to us. We may be required to make substantial payments for legal fees, settlement fees, damages, royalties, license or other fees in connection with a claimant securing a judgment against us. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, or results of operations. Any intellectual property claim asserted against us, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease selling or using or recall products that incorporate the intellectual property rights that we allegedly infringe, misappropriate, or violate;

•	make substantial payments for legal fees, settlement payments, or other costs or damages;

•	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or

•	redesign or rebrand the allegedly infringing products to avoid infringement, misappropriation, or violation, which could be costly, time-consuming, or impossible.

Furthermore, certain federal statutes in the U.S. may apply to us with respect to various activities of our users, including the Digital Millennium Copyright Act, or the DMCA, which provides immunity from monetary damages for online service providers such as us for, among other things, infringing content uploaded to our platform by our users provided we comply with certain statutory requirements, and Section 230 of the Communications Decency Act, or the CDA, which addresses blocking and screening of content on the internet and provides immunity to platforms that censor communications that they deem to be inappropriate. For example, we filter communications to eliminate speech we determine to be offensive based on our objective of creating a civil and safe place for all users. Bills have recently been proposed in Congress calling for a range of changes to Section 230 of the CDA which include a complete repudiation of the statute to modifications of it in such a way as to remove certain social media companies from its protection. If Section 230 of the CDA were so repealed or amended, we could potentially be subject to liability if we continue to censor speech, even if that speech were offensive to our users.

While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the DMCA, the CDA, the fair-use doctrine in the U.S. and the E-Commerce Directive in the EU, differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by developers, creators, or users or otherwise contributed by third parties to our platform. As an example, Article 17 of the Directive on Copyright in the Digital Single Market was passed in the EU, which affords copyright owners some enforcement rights that may conflict with U.S. safe harbor protections afforded to us under the DMCA. Member states in the EU are in the process of determining how Article 17 will be implemented in their particular country. In addition, the EU is reviewing the regulation of digital services and on December 15, 2020, the European Commission released its proposal for a regulation on a Single Market for Digital Services (the Digital Services Act), a package of legislation intended to update the liability and safety rules for digital platforms, products, and services, which could negatively impact the scope of the limited immunity provided to us by the E-Commerce Directive. In countries in Asia and Latin America, generally there are not similar statutes to the CDA or E-Commerce Directive. The laws of countries in Asia and Latin America generally provide for direct liability if a platform is involved in creating such content or has actual knowledge of the content without taking action to take it down. Further, laws in some Asian countries also provide for primary or secondary liability, which can include criminal liability, if a platform failed to take sufficient steps to prevent such content from being uploaded. Although these and other similar legal provisions provide limited protections from liability for platforms like ours, if we are found not to be protected by the safe harbor provisions of the DMCA, CDA or other similar laws, or if we are deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, including Article 17, we may owe substantial damages and our brand, reputation, and financial results may be harmed.

Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. We expect that the occurrence of infringement claims is likely to grow as the market for our platform grows. Accordingly, our exposure to damages resulting from infringement claims could increase, and this could further exhaust our financial and management resources.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with third parties generally include indemnification provisions under which we agree to indemnify these third parties for losses suffered or incurred as a result of claims of intellectual property infringement, or other liabilities relating to or arising from our software, services, platform or other contractual obligations. Large indemnity payments could harm our business, results of operations, and financial condition. Although we normally contractually limit our liability with respect to such indemnity obligations, those limitations may not be fully enforceable in all situations, and we may still incur substantial liability under those agreements. Any dispute with a third-party with respect to such obligations could have adverse effects on our relationship with such party and harm our business and results of operations.

Failure to protect or enforce our intellectual property rights or the costs involved in such enforcement would harm our business.

Our success depends to a significant degree on our ability to obtain, maintain, protect, and enforce our intellectual property rights, including our proprietary software technology, know-how, and our brand. We rely on a combination of trademarks, trade secret laws, patents, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, and enforce our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, or fail to continuously innovate and advance our technology, our competitors could gain access to our proprietary technology and develop and commercialize substantially identical products, services or technologies. In addition, defending our intellectual property rights might entail significant expense and may not ultimately be successful.

Further, any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings, or litigation. In addition, despite our pending patent applications, we cannot assure you that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our platform and use information that we regard as proprietary to create products that compete with ours. Patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our global activities, our exposure to unauthorized copying and use of our platform and proprietary information will likely increase. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive and time-consuming. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights.

We rely, in part, on trade secrets, proprietary know-how, and other confidential information to maintain our competitive position. While we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including suppliers and other partners, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how and trade secrets or that has or may have developed intellectual property in connection with their engagement with us. Moreover, we cannot assure you that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform. These agreements may be breached, and we may not be able to detect any such breach and may not have adequate remedies for any such breach even if we know about it.

We use open source software on our platform and in connection with certain experiences on our platform, which may pose particular intellectual property risks to and could have a negative impact on our business.

We have in the past and may in the future continue to use open source software in our codebase and our platform. Some open source software licenses require users who make available open source software as part of their proprietary software to publicly disclose all or part of the source code to such proprietary software or make available any derivative works of such software free of charge, under open source licensing terms. The terms of various open source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open source software. Enforcement activity for open source licenses can also be unpredictable. Were it determined that our use was not in compliance with a particular license, we may be required to release our proprietary source code, defend claims, pay damages for breach of contract or copyright infringement, grant licenses to our patents, re-engineer our games or products, discontinue distribution in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our game development efforts, any of which could negatively impact our business. Open source compliance problems can also result in damage to reputation and challenges in recruitment or retention of engineering personnel.

Risks Related to Ownership of our Class A Common Stock

The public trading price of our Class A common stock may be volatile, and could decline regardless of our operating performance.

Prior to the listing of our Class A common stock, there was no public market for shares of our Class A common stock. The market prices of the securities of other newly public companies have historically been highly volatile. The public trading price of our Class A common stock may fluctuate in response to various factors, including those listed in this Quarterly Report on Form 10-Q, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the public trading price of our Class A common stock include the following:

•	the number of shares of our Class A common stock made available for trading;

•	sales or expectations with respect to sales of shares of our Class A common stock by holders of our Class A common stock;

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the trading prices and trading volumes of technology stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us or our failure to meet these estimates or the expectations of investors;

•

any plans we may have to provide or not provide financial guidance or projections, which may increase the probability that our financial results are perceived as not in line with analysts’ expectations;

•	if we do provide financial guidance or projections, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new services or platform features;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	actual or perceived privacy or security breaches or other incidents;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses, services or technologies by us or our competitors;

•	new laws or regulations, public expectations regarding new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	any significant change in our management;

•	other events or factors, including those resulting from war, incidents of terrorism, pandemics, including the COVID-19 pandemic, wildfires or power outages or responses to these events; and

•	general economic conditions and slow or negative growth of our markets.

In addition, stock markets, and the market for technology companies in particular, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

None of our stockholders are party to any contractual lock-up agreement or other contractual restrictions on transfer. Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, could cause the trading price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our founders, directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. None of our securityholders are subject to any contractual lock-up or other restriction on the transfer or sale of their shares.

In addition, certain of our stockholders have rights, subject to some conditions, to require us to file registration statements for the public resale of such Class A common stock or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the trading price of our Class A common stock to decline or be volatile.

The dual class stock structure of our common stock has the effect of concentrating voting control in our founder, which limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. Our Founder and CEO, and largest stockholder, David Baszucki and his affiliates, beneficially own 100% of our outstanding Class B common stock, together as a single class, representing a substantial percentage of the voting power of our capital stock, which voting power may increase over time as Mr. Baszucki exercises or vests in his equity awards. David Baszucki and his affiliates could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. We believe we are eligible for, but do not intend to take advantage of, the “controlled company” exemption to the corporate governance rules for NYSE-listed companies. The dual class stock structure of our common stock which permits Mr. Baszucki and his affiliates to exert this influence will remain in place until the earlier of (i) the date that is specified by the affirmative vote of the holders of two-thirds of the then-outstanding shares of Class B common stock, (ii) the date on which less than 30% of the Class B common stock that was outstanding on March 2, 2021, (iii) March 10, 2036, (iv) nine months after the death or permanent disability of Mr. Baszucki, and (v) nine months after the date that Mr. Baszucki no longer serves as our CEO or as a member of our board of directors. Future transfers of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions.

We cannot predict the effect our dual class structure may have on the trading price of our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile trading price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of a company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the dual class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations as compared to similar companies that are included. Because of the dual class structure of our common stock, we will likely be excluded from certain indices, and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price of our Class A common stock could be adversely affected.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our Class A common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws will contain provisions that may make the acquisition of our company more difficult, including the following:

•	any amendments to our amended and restated certificate of incorporation or our amended and restated bylaws will require the approval of at least 66 2/3% of our then-outstanding voting power;

•	our board of directors is classified into three classes of directors with staggered three-year terms and stockholders will only be able to remove directors from office for cause;

•

upon the conversion of our Class A common stock and Class B common stock into a single class of common stock, our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;

•	our amended and restated certificate of incorporation will not provide for cumulative voting;

•	vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;

•	a special meeting of our stockholders may only be called by the chairperson of our board of directors, our CEO, our President or a majority of our board of directors;

•	certain litigation against us can only be brought in Delaware;

•

our amended and restated certificate of incorporation authorizes 100 million shares of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):

•	any derivative action or proceeding brought on behalf of us;

•	any action asserting a claim of breach of a fiduciary duty;

•

any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended from time to time); and

•	any action asserting a claim against us that is governed by the internal affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the U.S. federal courts have exclusive jurisdiction.

Our amended and restated bylaws further provide that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. We also note that stockholders cannot waive compliance (or consent to noncompliance) with the federal securities laws and the rules and regulations thereunder. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could significantly harm our business.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendation regarding our Class A common stock adversely, the market price and trading volume of our Class A common stock could decline.

The market price and trading volume for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If any of the analysts who cover us change their recommendation regarding our Class A common stock adversely, provide more favorable relative recommendations about our competitors or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which could cause the price and trading volume of our Class A common stock to decline.

Additional issuances of our stock could result in significant dilution to our stockholders.

Additional issuances of our stock will result in dilution to existing holders of our capital stock. Also, to the extent outstanding additional shares subject to options and warrants to purchase our capital stock are authorized and exercised, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise. As part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

We do not expect to pay dividends in the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not anticipate declaring or paying any dividends to holders of our capital stock in the foreseeable future. Consequently, you may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

General Risks

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and have the option to utilize certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of the listing of our Class A common stock on the NYSE, (B) in which we have total annual revenue of at least $1.07 billion, or (C) in which we are deemed to be a large accelerated filer, with at least $700 million of equity securities held by non-affiliates as of the prior June 30th, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Further, we may take advantage of some of the other reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company.”

Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an emerging growth company, we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in our company and the market price of our Class A common stock may be adversely affected. Further, we cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Any legal proceedings or claims against us could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.

We are and/or may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, data privacy, product liability, employment, class action, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

Catastrophic events may disrupt our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. We have our headquarters and a large employee presence in San Mateo, California, an area which in recent years has been increasingly susceptible to fires and power outages, either of which could disrupt our operations, and which contains active earthquake zones. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, rolling blackouts, telecommunications failure, pandemic, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our platform development, lengthy interruptions in our platform, breaches of security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Acts of terrorism and similar events would also cause disruptions to the internet or the economy as a whole. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Our disaster recovery plan may not be sufficient to address all aspects of any unanticipated consequence or incident, we may not be able to maintain business continuity at profitable levels or at all, and our insurance may not be sufficient to compensate us for the losses that could occur.

If we are determined to be an “investment company,” it will significantly affect our operational flexibility and our operating results.

If the SEC determines that we are required to register as an “investment company” it would result in the imposition of additional corporate governance and operational requirements through the application of the federal Investment Company Act of 1940. Any such burdens could be material. Among the particular repercussions for us as an “investment company” under the Investment Company Act of 1940, could be a short or long-term affect to liquidity and an increase our cost of capital and operational expenses, all of which would adversely affect our operating results. It is possible that such an outcome could threaten the viability of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Since January 1, 2021, we have issued the following unregistered securities:

Preferred Stock Issuances

In January 2021, we sold an aggregated of 11,888,886 shares of our Series H convertible preferred stock at a purchase price of $45.00 per share to 18 institutional accredited investors, for an aggregate purchase price of approximately $534.3 million.

Option and RSU Issuances

From January 1, 2021 to March 2, 2021 (the date of the filing of our registration statement on Form S-8), we granted to our CEO a Long-Term Performance Award, an RSU award under our 2017 Plan, which would provide him the opportunity to earn a maximum number of 11,500,000 shares of Class A common stock.

From January 1, 2021 to March 2, 2021 (the date of the filing of our registration statement on Form S-8), we issued and sold to our employees an aggregate of 89,682 shares of our Class A common stock upon the exercise of stock options under our 2017 Plan at an exercise price of $3.35.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

3.1*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2*	Amended and Restated Bylaws of the Registrant.

4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-250204	4.1	January 8, 2021

4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of January 6, 2021.	S-1/A	333-250204	4.2	January 8, 2021

4.3	Form of Common Stock Warrant issued in connection with an acquisition between the registrant, Jerome Boulon and CaliStream, LLC.	S-1/A	333-250204	4.3	January 8, 2021

4.4	Form of Common Stock Warrant issued to the estate of a former employee on October 21, 2019.	S-1/A	333-250204	4.4	January 8, 2021

10.1	2020 Equity Incentive Plan, as amended, and related form agreements.	S-1/A	333-250204	10.3	January 8, 2021

10.2	2020 Employee Stock Purchase Plan, as amended, and related form agreements.	S-1/A	333-250204	10.6	January 8, 2021

10.3	Outside Director Compensation Policy.	S-1/A	333-250204	10.9	January 8, 2021

10.4*	Offer Letter by and between the registrant and Manuel Bronstein, dated as of January 31, 2021.

10.5*	Change in Control Severance Agreement between the registrant and Manuel Bronstein, effective as of March 29, 2021.

10.6*	Confirmatory Offer Letter by and between the registrant and David Baszucki, dated as of March 3, 2021.

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
†

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roblox Corporation

Date: May 13, 2021	By:	/s/ Michael Guthrie

Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)