Form 10-Q
period 2021-06-30
Roblox Corp
filed 2021-08-16
CIK 1315098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 9, 2021, the registrant had 521,564,924 shares of Class A common stock and 53,587,302 of Class B common stock, each with a par value of $0.0001 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “plan,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could “intend,” “shall,” “project,” “contemplate,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•our expectations regarding future financial performance, including but not limited to our expectations regarding revenue, cost of revenue, operating expenses, and our key metrics, and our ability to achieve and maintain future profitability;
•our ability to successfully execute our business and growth strategy, including our potential to scale and grow our international users, developers, and creators;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•the demand for our platform in general;
•our ability to retain and increase our number of users, developers, and creators;
•the impact of the easing of restrictions related to the COVID-19 pandemic, including on our users’, developers’, and creators’ usage and spending habits;
•challenges associated with our return to office plans;
•our ability to develop enhancements to our platform, and bring them to market in a timely manner;
•our beliefs about and objectives for future operations;
•our ability to attract and retain employees and key personnel and maintain our corporate culture;
•future acquisitions or investments;
•the ability for developers to build, launch, scale, and monetize experiences for users;
•our expectations regarding our ability to generate revenue from our users;
•our ability to convert users into developers and creators;
•our expectations regarding new target demographics;
•the functionality and economics of our platform on mobile operating systems;
•our ability to continue to provide a safe and civil online environment, particularly for children;
•our ability to develop and protect our brand;
•our ability to maintain the security and availability of our platform;
•our business model and expectations and management of future growth, including expansion in international markets and expenditures associated with such growth;
•our ability to compete with existing and new competitors;
•our expectations regarding outstanding litigation and legal and regulatory matters;
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to privacy, data protection, online safety, and the regulation of Robux as a security, both in the U.S. and internationally, including how such laws and regulations may interfere with user, developer, and creator access to our platform and experiences;
•Tencent’s ability to successfully publish and operate Luobolesi in China;
•our expectations surrounding Robux as an attractive virtual currency and incentives to reinvest Robux in the platform;
•the impact of foreign currency exchange rates on results of operations;
•economic, seasonal, and industry trends;
•our expectations regarding new accounting standards;
•our ability to remediate a previously identified material weakness in our internal controls over financial reporting;

•our ability to achieve effective control over financial reporting;
•our estimates related to stock-based compensation expenses; and
•the increased expenses associated with being a public company.
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
Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ROBLOX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	As of
	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,780,262	$893,943
Accounts receivable—net of allowances	217,010	246,986
Prepaid expenses and other current assets	45,432	26,274
Deferred cost of revenue, current portion	351,573	256,928
Total current assets	2,394,277	1,424,131
Property and equipment—net	218,581	206,415
Operating lease right-of-use assets	228,232	—
Deferred cost of revenue, long-term	127,011	113,793
Intangible assets, net	38,079	42,326
Goodwill	59,568	59,568
Other assets	8,043	1,567
Total assets	$3,073,791	$1,847,800
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$11,112	$12,012
Accrued expenses and other current liabilities	182,084	65,392
Developer exchange liability	90,615	80,912
Deferred revenue—current portion	1,488,200	1,070,230
Total current liabilities	1,772,011	1,228,546
Deferred revenue—net of current portion	551,665	484,699
Operating lease liabilities	206,376	—
Other long-term liabilities	1,700	22,109
Total liabilities	2,531,752	1,735,354
Commitments and contingencies (Note 11)
Convertible Preferred Stock
Convertible preferred stock, Series A, B, C, D, D-1, E, F, and G $0.0001 par value, zero and 349,522 shares authorized as of June 30, 2021, and December 31, 2020, respectively; zero and 337,235 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively; aggregate liquidation preference of zero and $335,654 as of June 30, 2021, and December 31, 2020, respectively	—	344,827
Stockholders’ Equity (Deficit)
Preferred stock; $0.0001 par value per share; 100,000 and zero shares authorized as of June 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 5,000,000 and 740,000 authorized as of June 30, 2021, and December 31, 2020, respectively, 574,595 and 201,327 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively; Class A common stock—4,935,000 and 675,000 shares authorized as of June 30, 2021, and December 31, 2020, respectively; 521,008 and 144,039 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively; Class B common stock—65,000 shares authorized as of June 30, 2021, and December 31, 2020, respectively, 53,587 and 57,287 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively
	57	20
Additional paid-in capital	1,293,160	239,792
Accumulated other comprehensive income	114	90
Accumulated deficit	(766,641)	(492,290)
Total Roblox Corporation stockholders’ equity (deficit)	526,690	(252,388)
Noncontrolling interests	15,349	20,007
Total stockholders’ equity (deficit)	542,039	(232,381)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$3,073,791	$1,847,800
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$454,100	$200,392	$841,076	$361,962
Cost and expenses:
Cost of revenue(1)	116,930	53,669	214,867	95,462
Developer exchange fees	129,714	85,052	248,652	129,551
Infrastructure and trust & safety	108,986	61,853	203,122	114,473
Research and development	124,748	40,249	221,392	89,658
General and administrative	97,678	18,707	192,053	49,265
Sales and marketing	18,990	13,908	38,992	29,565
Total cost and expenses	597,046	273,438	1,119,078	507,974
Loss from operations	(142,946)	(73,046)	(278,002)	(146,012)
Interest income	26	294	31	1,541
Other income/(expense), net	10	494	(1,040)	(2,663)
Loss before provision for income taxes	(142,910)	(72,258)	(279,011)	(147,134)
Provision for income taxes	20	5	22	6
Consolidated net loss	(142,930)	(72,263)	(279,033)	(147,140)
Net loss attributable to the noncontrolling interest	(2,796)	(742)	(4,682)	(1,240)
Net loss attributable to common stockholders	$(140,134)	$(71,521)	$(274,351)	$(145,900)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.40)	$(0.63)	$(0.83)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	571,300	180,336	432,159	174,939

(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
The accompanying notes are an integral part of these condensed consolidated financial statements

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated Net loss	$(142,930)	$(72,263)	$(279,033)	$(147,140)
Other comprehensive income/(loss):
Foreign currency translation adjustments	48	(1)	48	(1)
Net change in unrealized gains (loss) on available-for-sale marketable securities, net of tax	—	(157)	—	59
Other comprehensive income/(loss), net of tax	48	(158)	48	58
Total comprehensive loss including noncontrolling interests	(142,882)	(72,421)	(278,985)	(147,082)
Less: net loss attributable to noncontrolling interests	(2,796)	(742)	(4,682)	(1,240)
Less: cumulative translation adjustments attributable to noncontrolling interests	24	—	24	—
Total comprehensive loss attributable to noncontrolling interests	(2,772)	(742)	(4,658)	(1,240)
Total comprehensive loss attributable to common stockholders	$(140,110)	$(71,679)	$(274,327)	$(145,842)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)
Three Months Ended June 30, 2021

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	—	$—	568,894	$57	$1,199,833	$90	$(626,507)	$18,121	$591,594
Issuance of common stock upon exercises of stock options	—	—	5,696	—	11,668	—	—	—	11,668
Stock- based compensation	—	—	—	—	81,659	—	—	—	81,659
Release of restricted stock units	—	—	4	—	—	—	—	—	—
Others	—	—	1	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	24	—	24	48
Net loss	—	—	—	—	—	—	(140,134)	(2,796)	(142,930)
Balance at June 30, 2021	—	—	574,595	$57	$1,293,160	$114	$(766,641)	$15,349	$542,039
Six Months Ended June 30, 2021

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	337,235	$344,827	201,327	$20	$239,792	$90	$(492,290)	$20,007	$(232,381)
Issuance of common stock upon exercises of stock options	—	—	24,139	2	41,887	—	—	—	41,889
Issuance of Series H preferred stock, net	11,889	534,286	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with the direct listing	(349,124)	(879,113)	349,124	35	879,078	—	—	—	879,113
Stock- based compensation	—	—	—	—	132,403	—	—	—	132,403
Release of restricted stock units	—	—	4	—	—	—	—	—	—
Others	—	—	1	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	24	—	24	48
Net loss	—	—	—	—	—	—	(274,351)	(4,682)	(279,033)
Balance at June 30, 2021	—	—	574,595	$57	$1,293,160	$114	$(766,641)	$15,349	$542,039
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)
Three Months Ended June 30, 2020

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	349,523	$345,085	170,357	$17	$145,211	$255	$(313,415)	$23,862	$(144,070)
Issuance of common stock upon exercises of stock options	—	—	11,757	1	4,841	—	—	—	4,842
Stock- based compensation	—	—	—	—	7,409	—	—	—	7,409
Other	—	—	—	—	—	(157)	—	—	(157)
Cumulative translation adjustments	—	—	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	(71,521)	(742)	(72,263)
Balance at June 30, 2020	349,523	$345,085	182,114	$18	$157,461	$97	$(384,936)	$23,120	$(204,240)
Six Months Ended June 30, 2020

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	324,304	$187,191	166,768	$17	$101,671	$39	$(239,036)	$24,360	$(112,949)
Issuance of common stock upon exercises of stock options	—	—	15,346	1	6,124	—	—	—	6,125
Issuance of Series G preferred stock	23,645	149,669	—	—	—	—	—	—	—
Series D-1 warrants upon exercise of warrants for cash(1)	1,574	8,225	—	—	—	—	—	—	—
Stock- based compensation	—	—	—	—	49,666	—	—	—	49,666
Other	—	—	—	—	—	59	—	—	59
Cumulative translation adjustments	—	—	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	(145,900)	(1,240)	(147,140)
Balance at June 30, 2020	349,523	$345,085	182,114	$18	$157,461	$97	$(384,936)	$23,120	$(204,240)

(1)Exercise of warrants for gross proceeds of $0.1 million and a reclassification of warrant liability fair market value of $8.1 million as of the exercise date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30
	2021	2020
Cash flows from operating activities:
Consolidated net loss	$(279,033)	$(147,140)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	34,410	18,852
Stock-based compensation expense	132,403	49,666
Change in fair value of warrants	—	1,890
Operating lease non-cash expense	20,544	—
Other non-cash charges/(credits)	16	1,721
Changes in operating assets and liabilities:
Accounts receivable	29,960	(84,119)
Accounts payable	2,313	(988)
Prepaid expenses and other current assets	(27,264)	(6,835)
Other assets	(6,476)	1,392
Developer exchange liability	9,703	25,155
Accrued expenses and other current liabilities	74,129	9,834
Other long-term liability	584	1,836
Operating lease liabilities	(12,642)	—
Deferred revenue	484,936	384,303
Deferred cost of revenue	(107,863)	(95,442)
Net cash provided by operating activities	355,720	160,125
Cash flows from investing activities:
Acquisition of property and equipment	(45,368)	(26,249)
Purchases of short-term investments	—	(5,991)
Maturities of short-term investments	—	36,000
Purchases of intangible assets	(256)	(579)
Net cash (used in)/provided by investing activities	(45,624)	3,181
Cash flows from financing activities:
Proceeds from issuance of preferred stock for warrant exercises	—	147
Proceeds from issuance of common stock	41,889	5,996
Net proceeds from issuance of preferred stock	534,286	149,669
Net cash provided by financing activities	576,175	155,812
Effect of exchange rate changes on cash and cash equivalents	48	(3)
Net increase in cash and cash equivalents	886,319	319,115
Cash and cash equivalents
Beginning of period	893,943	301,493
End of period	$1,780,262	$620,608
Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for income taxes	—	—
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$10,820	$16,343
Conversion of convertible preferred stock to common stock upon direct listing	$879,113	—

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
Direct Listing
On March 10, 2021, the Company completed a direct listing of its Class A common stock (“Direct Listing”) on the New York Stock Exchange (“NYSE”). The Company incurred fees primarily related to financial advisory service, audit and legal expenses, in connection with the Direct Listing and recorded general and administrative expenses of $50.7 million during the three months ended March 31, 2021. Immediately prior to the Direct Listing, all shares of outstanding convertible preferred stock were converted into an equivalent number of shares of Class A common stock.
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
In our opinion, the information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 2021 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other period.
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

The novel coronavirus, or COVID-19, pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions. The full extent to which the COVID-19 pandemic will directly or indirectly impact the global economy, the lasting social effects, and impact on the Company’s business, results of operations, and financial condition will depend on future developments, such as COVID-19 vaccination rates and the availability of COVID-19 vaccines both globally and in the U.S., that are highly uncertain and cannot be accurately predicted. As of the date of issuance of the condensed consolidated financial statements, the Company is not aware of any specific event of circumstance related to COVID-19 that would require it to update its estimates or judgments or adjust the carrying value of its assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the condensed consolidated financial statements. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.
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
The Company uses various distribution channels to collect payments from users. As of June 30, 2021, and December 31, 2020, two distribution channels accounted for 64% and 50% of our accounts receivable, respectively. One of the distribution channels accounted for 45% and 25% of our accounts receivable as of June 30, 2021 and December 31, 2020, respectively. The second distribution channel accounted for 19% and 25% of our accounts receivable as of June 30, 2021 and December 31, 2020, respectively.

One distribution channel processed 35% of our overall revenue transactions for each of the three and six months ended June 30, 2021, and 35% and 34% for the three and six months ended June 30, 2020, respectively. A second distribution channel processed 19% of our overall revenue transactions for each of the three and six months ended June 30, 2021 and 19% and 18% for the three and six months ended June 30, 2020, respectively.
Revenue Recognition
Revenue Recognition Policy
In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when control of the service is transferred to the customer. The amount of revenue recognized reflects the consideration that we expect to be entitled to in exchange for these services. To achieve the core principle of this standard, we determine revenue recognition by:

•identifying the contract, or contracts, with the customer;
•identifying the performance obligations in the contract;
•determining the transaction price;
•allocating the transaction price to performance obligations in the contract; and
•recognizing revenue when, or as, we satisfy performance obligations by transferring the promised services.
We derive substantially all of our revenue from the sale of virtual items on the Roblox Platform.
Roblox Platform
We operate the Roblox Platform as live services that allow users to play and socialize with others for free. Within the experience, however, users can purchase virtual currency (Robux) to obtain virtual items to enhance their social experience. Proceeds from the sale of Robux are initially recorded in deferred revenue and recognized as revenues as a user purchases and consumes virtual items. Our identified performance obligation is to provide users with the ability to acquire, use, and hold virtual items on the Roblox Platform over the estimated period of time the virtual items are available to the user or until the virtual items are consumed.
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
The satisfaction of our performance obligation is dependent on the nature of the virtual item purchased and as a result, we categorize our virtual items as either consumable or durable

•Consumable virtual items represent items that can be consumed by a specific user action. Common characteristics of consumable virtual items may include items that are no longer displayed on the user’s inventory after a short period of time or do not provide the user any continuing benefit following consumption. For the sale of consumable virtual items we recognize revenue as the items are consumed.
•Durable virtual items represent items which result in a persistent change to a users’ character or item set (e.g., virtual hat, pet, or house). These items are generally available to the customer to hold, use, or display for as long as they are on our Roblox Platform. We recognize revenue from the sale of durable virtual items ratably over the estimated period of time the items are available to the user which is estimated as the average lifetime of a paying user.
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
The fair value of each stock option granted and stock purchase right granted under the 2020 ESPP is estimated using the Black-Scholes option-pricing model and is recognized as compensation expense on a straight-line basis over the requisite service period. The Black-Scholes option pricing model requires certain subjective inputs and assumptions, including the fair value of the Company’s Class A common stock, the expected term, risk-free interest rates, expected stock price volatility, and expected dividend yield of the Company’s Class A common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. These assumptions and estimates are as follows:

•Fair value of Class A common stock— Prior to the Direct Listing, the fair value of the shares of Class A common stock underlying the stock options has historically been determined by the Company’s board of directors along with management as there was no public market for the underlying common stock. The Company’s board of directors along with management determined the fair value of the Company’s common stock by considering a number of objective and subjective factors including: contemporaneous third-party valuations of its common stock, the valuation of comparable companies, sales of the Company’s common and convertible preferred stock to outside investors in arms-length transactions, the Company’s operating and financial performance, the lack of marketability, and the general and industry specific economic outlook, amongst other factors. After the completion of the Direct listing, the fair value of the Company’s Class A common stock is determined based on the NYSE closing price on the date of grant.
•Expected term—The expected term represents the period stock-based awards are expected to be outstanding. The expected term assumptions are determined based on the vesting terms, estimated exercise behavior, post-vesting cancellations and contractual lives of the awards.
•Risk-free interest rates—The risk-free interest rate is based on the implied yields in effect at the time of the grant of U.S. Treasury notes with terms approximately equal to the expected term of the award.
•Expected stock price volatility— Prior to the Direct Listing, the Company used the historical volatility of the stock price of similar publicly traded peer companies. After the completion of the Direct Listing the Company continues to use the historical volatility of the stock price of similar publicly traded peer companies since it has not established sufficient public trading history.
•Expected dividend yield—The Company utilized a dividend yield of zero, as it had no history or plan of declaring dividends on its common stock.
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

4. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing country of users:

	Three Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$309,203	68%	$139,769	70%
Europe	85,042	19	36,021	18
Asia-Pacific, including Australia and New Zealand	33,050	7	15,263	8
Rest of world	26,805	6	9,339	4
Total	$454,100	100%	$200,392	100%

	Six Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$573,711	68%	$252,417	70%
Europe	157,644	19	64,441	18
Asia-Pacific, including Australia and New Zealand	61,362	7	27,957	8
Rest of world	48,359	6	17,147	4
Total	$841,076	100%	$361,962	100%

(1)The Company’s net revenues in the U.S. were 64% of consolidated net revenues for each of the three and six months ended June 30, 2021, and 65% for each of the three and six months ended June 30, 2020.
No individual country, other than those disclosed above, exceeded 10% of our total revenue for any period presented.
Durable virtual items accounted for 88% of Roblox Platform revenue for each of the three and six months ended June 30, 2021, respectively and 86% and 87% for the three and six months ended June 30, 2020, respectively.
Consumable virtual items accounted for 12% of Roblox Platform revenue for each of the three and six months ended June 30, 2021, respectively and 14% and 13% for the three and six months ended June 30, 2020, respectively.
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
Deferred revenue mostly consists of payments we receive from users in advance of revenue recognition. During the three months ended June 30, 2021 and 2020, $360.9 million and $144.4 million, respectively, of revenue was recognized that was included in the current portion deferred revenue balance at the beginning of the periods. During the six months ended June 30, 2021 and 2020, $577.0 million and $241.2 million, respectively, of revenue was recognized that was included in the current portion deferred revenue balance at the beginning of the periods.
As of June 30, 2021, the aggregate amount of revenue allocated to unsatisfied performance obligations is included in our deferred revenue balances. As of June 30, 2021, the Company expects to recognize $1,488.2 million, as revenue over the next 12 months, and the remainder thereafter.
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
The Company has operating leases for real estate, and co-located data centers. During the three and six months ended June 30, 2021, operating lease expense was approximately $12.8 million and $24.8 million, respectively. Variable lease cost, short-term lease cost and sublease income were immaterial during the three and six months ended June 30, 2021. As of June 30, 2021, $45.3 million was included in accrued expenses and other current liabilities and $206.4 million as long-term operating lease liabilities.
The following table presents maturity of lease liabilities under the Company’s non-cancelable operating leases as of June 30, 2021 (in thousands):

Remainder of 2021	$26,944
2022	55,855
2023	50,220
2024	41,414
2025	34,860
Thereafter	78,423
Total lease payments	$287,716
Less: interest(1)	36,000
Present value of lease liabilities	$251,716

(1)Calculated using the interest rate for each lease.
In addition, the Company has executed operating leases for data centers, colocation space and facilities which have not commenced as of June 30, 2021. The legally binding minimum lease payments for these leases is $94.1 million with lease term ranging between three to ten years.
Of the above, approximately $90.0 million pertains to an amendment signed by the Company on June 30, 2021 for its headquarters office lease to include an additional space of approximately 123,000 square feet for a term of 9 years. The possession of this space is expected to be obtained in the first quarter of 2022.
The following table presents supplemental information for the six months ended June 30, 2021 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	6.22
Weighted average discount rate	4.0%
Cash paid for amounts included in the measurement of lease liabilities(1)	$25,141
Lease liabilities arising from obtaining new ROU assets	$53,554
(1) Does not include $8.1 million of leasehold incentives received from the landlord.
ASC 840 Disclosures
Prior to the adoption of Topic 842, future minimum lease payments as of December 31, 2020, which were undiscounted, were as follows (in thousands):

2021	$51,397
2022	54,477
2023	47,915
2024	38,970
2025	32,223
Thereafter	55,882
Total lease payments	$280,864

Rent expense for the three and six months ended June 30, 2020 was $10.0 million and $20.0 million, respectively.
6. Fair Value Measurements
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of Level 1 assets. Level 1 assets include highly liquid money market funds that are included in cash and cash equivalents and the fair value is based on quoted prices in active markets for identical assets or liabilities. As of June 30, 2021, and December 31, 2020, there are no outstanding preferred stock warrants.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 during any of the periods presented below.
A summary of assets, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		Fair Value
		As of
Financial Instrument	Fair Value Hierarchy	June 30, 2021	December 31, 2020
Financial Assets:
Money Market funds classified as cash equivalents	Level 1	$1,513,136	$310,392
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. In light of the COVID-19 pandemic, the Company performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of June 30, 2021.

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
8. Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table represents the changes to goodwill during the six months ended June 30, 2021 (in thousands):

Carrying Amount
Balance as of December 31, 2020	$59,568
Addition from acquisition	—
Balance as of June 30, 2021	$59,568
To date, the Company has zero accumulated impairment loss on goodwill.
Intangible Assets
Intangible assets are carried at cost less accumulated amortization.
The following tables present details of the Company’s intangible assets as of June 30, 2021 and December 31, 2020 (in thousands, except for weighted average data):

	As of June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in Years)
Intangible assets with finite lives
Developed Technology	$42,959	(5,454)	$37,505	4.4
Total Intangible Assets	$42,959	(5,454)	$37,505

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in Years)
Intangible assets with finite lives
Developed Technology	$42,959	$(1,206)	$41,753	4.9
Total Intangible Assets	$42,959	$(1,206)	$41,753
The above does not include $0.6 million each of indefinite lived intangible assets as of June 30, 2021 and December 31, 2020.
Amortization expenses are recorded to the appropriate expense categories. Amortization expense was $2.1 million and $4.2 million for the three and six months ended June 30, 2021, respectively and was immaterial for each of the three and six months ended June 30, 2020.
The expected future amortization expenses related to the intangible assets as of June 30, 2021 were as follows (in thousands):

Remainder of 2021	$4,248
2022	8,495
2023	8,495
2024	8,401
2025	7,866
Thereafter	—
Total remaining amortization	$37,505
9. Other Balance Sheet Components
The Company had no restricted cash or short-term investments as of June 30, 2021 and December 31, 2020.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of,
	June 30, 2021	December 31, 2020
Prepaid Expenses	$40,207	$17,606
Other current assets	5,225	8,668
Total prepaid expenses and other current assets	$45,432	$26,274
Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	As of,
	June 30, 2021	December 31, 2020
Servers and related equipment	$300,784	$264,994
Computer hardware and software	5,985	3,498
Furniture and fixtures	162	162
Leasehold improvement	28,754	27,437
Construction in progress	1,723	294
Total property and equipment	$337,408	$296,385
Less accumulated depreciation and amortization	(118,827)	(89,970)
Property and equipment—net	$218,581	$206,415
Construction in progress includes costs mostly related to leasehold improvements related to the Company’s office buildings.
Depreciation expense was $15.7 million and $30.2 million for the three and six months ended June 30, 2021, respectively and was $9.7 million and $18.7 million for the three and six months ended June 30, 2020, respectively.

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of,
	June 30, 2021	December 31, 2020
General accrued expenses	$94,731	$41,699
Short term operating lease liabilities	45,340	—
Other current liabilities	42,013	23,693
Total accrued expenses and other current liabilities	$182,084	$65,392
10. Debt
In February 2019, the Company entered into an agreement for a revolving line of credit, with maximum borrowings of up to $50.0 million available under the revolving line of credit, due February 2020 with outstanding borrowings under the line of credit bearing interest at 1.5% per annum. In February 2020, this credit facility was renewed for a one-year period. As of December 31, 2020, no amounts had been borrowed under the revolving line of credit. The revolving line of credit agreement contains affirmative and negative covenants, including but not limited to maintaining minimum liquidity of $50.0 million at all times and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the revolving line of credit as of December 31, 2020.
In February 2021, the Company terminated its agreement for a $50 million revolving line of credit. No amounts had been borrowed under the revolving line of credit.
11. Commitments and Contingencies
Lease Commitments—The Company leases office facilities and space for data center operations under operating leases expiring in various years through 2031. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. All of the Company’s leases are accounted for as operating leases. See Note 5, “Leases” to the Notes to Condensed Consolidated Financial Statements for more information.
Letters of Credit— The Company has issued letters of credit in connection with our operating leases. The Company has not drawn down from the letters of credit and had $9.9 million available in aggregate as of each of the periods ended June 30, 2021, and December 31, 2020.

Legal Proceedings—The Company is and, from time to time, may in the future become, involved in other legal proceedings in the ordinary course of business. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, the Company accrues the most likely amount in the range. If no amount within the range is considered a better estimate than any other amount, the low end of the range is accrued. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required.

On June 9, 2021, a number of entities claiming to own or control the rights to musical compositions, including Universal Music Corp., through a coordinated effort of the National Music Publishers Association, filed a lawsuit against the Company (“NMPA Lawsuit”), in the U.S. District Court for the Central District of California, captioned ABKCO Music, Inc.; Big Machine Music, LLC; Boosey & Hawkes, Inc.; Cherio Corporation; Concord Music Publishing LLC; Concord Music Group, Inc.; Downtown Music Publishing LLC; Hipgnosis SFH I Limited; Hipgnosis Songs Group, LLC; Kobalt Music Publishing America, Inc.; MPL Communications, Inc.; MPL Music Publishing, Inc.; Panther Music Corp.; Peer International Corporation; Peermusic Ltd.; Peermusic III, Ltd.; Polygram Publishing, Inc.; Rodgers & Hammerstein Holdings LLC; Pulse 2.0, LLC; Reservoir Media Management, Inc.; Songs of Peer, Ltd.; Songs of Universal, Inc.; Southern Music Publishing Co., Inc.; Spirit Music Holdings, Inc.; Universal Music – MGB NA LLC; Universal Music – Z Tunes LLC; Universal Music Corp.; Universal Music Publishing, Inc.; Universal Musica, Inc., Plaintiffs v. Roblox Corporation, Defendant, alleging that the Company engaged in copyright infringement by using certain musical compositions on its Platform without necessary licenses.

In addition, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business.

As of June 30, 2021, the Company has litigation accruals totaling $41.0 million (net of recoveries) for losses related to those litigation matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated. The Company considered the progress of these cases, the opinions and views of its legal counsel and outside advisors, its experience and settlements in similar cases, and other factors in arriving at the conclusion that a potential loss was probable. The Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings. Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty and the ultimate resolution of one or more of these matters could ultimately have a material adverse effect on our operations, as of June 30, 2021, the Company has accrued the potential loss related to these litigation matters that it believes is probable and can be reasonably estimated.

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
Other Contractual Commitments—Other contractual commitments primarily consists of contracts associated with data center and IT operations. There were no material contractual obligations that were entered into during the three months ended June 30, 2021 that were outside the ordinary course of business.
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
Common Stock —The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of June 30, 2021, the Company is authorized to issue 4,935.0 million shares of Class A common stock and 65.0 million shares of Class B common stock. Holders of Class A common stock and Class B common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s board of directors, subject to the rights of the holders of the Company’s convertible preferred stock. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 20 votes per share. Each share of our Class B common stock is convertible into one share of our Class A common stock at any time and will convert automatically upon certain transfers and upon the earliest of (i) the date that is specified by the affirmative vote of the holders of two-thirds of the then-outstanding shares of Class B common stock, (ii) the date on which less than 30% of the Class B common stock that was outstanding on March 2, 2021 continues to remain outstanding, (iii) March 10, 2036, (iv) nine months after the death or permanent disability of Mr. Baszucki, and (v) nine months after the date that Mr. Baszucki no longer serves as our CEO or as a member of our board of directors. Class A common stock and Class B common stock are not redeemable at the option of the holder.
Nil and 3.7 million shares of Class B common stock held by entities affiliated with David Baszucki, Founder, President, CEO and Chair of our board of directors were converted to Class A common stock during the three and six months ended June 30, 2021.
Class A and Class B common stock are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted.
The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of
	June 30, 2021	December 31, 2020
Stock options outstanding	73,244	98,502
RSUs outstanding	10,092	3,061
PSUs outstanding	11,500	—
Shares available for issuance under Equity Incentive Plan	58,032	15,448
2020 ESPP	6,000	—
Stock Warrants outstanding	324	324
Unregistered restricted stock awards outstanding	356	388
Convertible Preferred Stock outstanding	—	337,235
Total	159,548	454,958
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
Employee Stock Purchase Plan
In 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 ESPP, which became effective in connection with the Direct Listing. The 2020 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 6,000,000 shares of the Company’s Class A common stock have been reserved for future issuance under the 2020 ESPP, in addition to any annual automatic increases in the number of shares of Class A common stock reserved for future issuance under the 2020 ESPP.
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

Stock-based compensation expense
Stock-based compensation expense included in the condensed consolidated statements of operations data above was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Infrastructure and trust & safety	$7,797	$915	$13,485	$3,719
Research and development	51,626	3,957	83,220	20,680
General and administrative	18,929	1,872	30,176	20,304
Sales and marketing	3,307	665	5,522	4,963
Total stock-based compensation	$81,659	$7,409	$132,403	$49,666
The stock-based compensation expense related to equity awards granted to non-employees for the three and six months ended June 30, 2021 and 2020 was not material.
Options
Future stock-based compensation for unvested options granted and outstanding as of June 30, 2021 is $200.0 million to be recognized over a weighted-average remaining requisite service period of 3.1 years.
The following table summarizes the Company’s stock option activity:

	Options Outstanding
	Number of Shares Subject to Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balances as of December 31, 2020	98,502	$2.55	7.76	$3,838,994
Granted	—	—
Cancelled	(1,119)	$3.88
Exercised	(24,139)	$1.73
Balances as of June 30, 2021	73,244	$2.79	7.46	$6,385,925
Exercisable as of June 30, 2021	34,089	$1.58	6.46	$3,013,482
Vested and expected to vest at June 30, 2021	73,244	$2.79	7.46	$6,385,925
No options were granted during the three and six months ended June 30, 2021.
The following table summarizes the Company’s restricted stock units and unregistered restricted stock awards (unregistered RSAs) activity:

	Restricted Stock Units		Restricted Stock Awards
	Number of Shares	Weighted- Average grant date fair value	Number of Shares	Weighted- Average grant date fair value
	(in thousands)		(in thousands)
Unvested as of December 31, 2020	3,061	$31.55	388	$37.75
Granted	7,126	$77.21	—	—
Released	(3)	$77.00	(32)	$37.75
Cancelled	(92)	$32.01	—	—
Unvested as of June 30, 2021	10,092	$63.69	356	$37.75
As of June 30, 2021, the Company had $7.5 million of unrecognized stock-based compensation related to unregistered RSAs, which will be recognized over the weighted average remaining requisite service period of 2.4 years. As of June 30, 2021, the Company had $562.7 million of unrecognized stock-based compensation related to RSUs, which will be recognized over the weighted average remaining requisite service period of 3.6 years.

The RSUs granted prior to our Direct Listing vest upon the satisfaction of both the service condition and a liquidity event-related performance vesting condition which was satisfied on the Effective Date. In the first quarter of 2021, we recorded cumulative stock-based compensation expense of $21.3 million related to all then-outstanding RSUs for which the service-based vesting condition has been satisfied. Stock-based compensation related to the remaining service-based period after the liquidity event-related performance vesting condition was satisfied will be recorded over the remaining requisite service period using the accelerated attribution method.
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

	Company Stock Price Hurdle	Number of RSUs Eligible to Vest	Performance Period Commencement Dates as Measured from the Effective Date
1	$165.00	750,000	2 years
2	$200.00	750,000	3 years
3	$235.00	2,000,000	4 years
4	$270.00	2,000,000	5 years
5	$305.00	2,000,000	5 years
6	$340.00	2,000,000	5 years
7	$375.00	2,000,000	5 years
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

The Company recorded $12.2 million and $17.4 million of stock-based compensation expense related to the CEO Long-term Performance Award during the three and six months ended June 30, 2021. As of June 30, 2021, unrecognized stock-based compensation expense related to the CEO Long-term Performance Award was $214.8 million which will be recognized over the remaining derived service period of the respective tranche.
Employee Stock Purchase Plan
The following table summarizes the weighted-average assumptions used in estimating the fair value of 2020 ESPP for the initial offering period using the Black-Scholes option-pricing model:

	Six Months Ended
	June 30, 2021
Risk-free interest rate	0.06%	-	0.15%
Expected volatility	53.77%	-	56.9%
Dividend yield	—%
Expected terms (in years)	0.44	-	1.95
The Company recorded $2.9 million and $3.4 million of stock-based compensation expense related to the 2020 ESPP during the three and six months ended June 30, 2021, respectively.
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
15. Employee Benefit Plan
The Company sponsors a 401(k) defined contribution retirement plan for eligible employees. Under the plan, the Company is required to make a safe harbor contribution of 100% of the employee contributions on the first 3% and 50% of the next 2% for each employee, subject to a maximum total contribution mandated by the IRS. The Company made matching contributions in the amount of $2.3 million and $4.2 million for the three and six months ended June 30, 2021, respectively and $1.1 million and $2.1 million for the three and six months ended June 30, 2020, respectively.
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

The Company recorded an immaterial income tax provision during the three and six months ended June 30, 2021 and 2020, respectively, related to foreign income taxes. Based on the available objective evidence during the three and six months ended June 30, 2021, the Company believes it is more likely than not that the tax benefits of U.S. and certain foreign losses incurred during the three and six months ended June 30, 2021 and 2020, respectively, may not be realized. Accordingly, the Company did not record the tax benefits of U.S. and certain losses incurred during the three and six months ended June 30, 2021 and 2020, respectively. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the U.S. and certain foreign losses and foreign tax rate differences.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic and diluted net loss per share
Numerator
Net loss	$(142,930)	$(72,263)	$(279,033)	$(147,140)
Less: net loss attributable to noncontrolling interest	(2,796)	(742)	(4,682)	(1,240)
Net loss attributable to common stockholders	$(140,134)	$(71,521)	$(274,351)	$(145,900)
Denominator
Weighted-average common shares used in per share computation, basic and diluted	571,300	180,336	432,159	174,939
Net loss per share, basic and diluted	$(0.25)	$(0.40)	$(0.63)	$(0.83)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2021 and June 30, 2020 because including them would have been anti-dilutive are as follows (in thousands):

	As of Three and Six Months ended June 30,
	2021	2020
Stock options outstanding	73,244	91,866
RSUs outstanding	10,092	—
Stock warrants outstanding	324	260
Convertible Preferred Stock outstanding	—	349,522
Unregistered restricted stock awards outstanding	356	—
2020 ESPP	731	—
Total	84,747	441,648

The CEO Long-Term Performance Award is excluded from the above table because the Company Stock Price Target had not been met as of June 30, 2021.
19. Subsequent Events
On August 11, 2021, the Company signed a definitive purchase agreement to acquire Guilded, Inc. (“Guilded”) for a purchase price of approximately $90.0 million to be paid in cash and stock. The acquisition closed on August 16, 2021. Guilded, a privately held company, is a platform for connecting gaming communities.

The Company is currently evaluating the valuation and the related accounting. It is not practicable to disclose the preliminary purchase price allocation for this transaction, given the short period of time between the closing of the transaction and the issuance of these condensed consolidated financial statements.

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

Daily Active Users
Global
DAUs (in Millions)
50
40
30
20
10
0
10.3
11.3
12.7
13.7
15.8
17.1
18.4
19.1
23.6
33.4
36.2
37.1
42.1
43.2
Q1'18 Q2'18 Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20 Q1'21 Q2'21

Daily Active Users
US & Canada
DAUs (in Millions)
14
12
10
8
6
4
2
0
4.4
4.6
5.1
5.0
5.7
6.0
6.7
6.3
7.8
11.4
11.5
11.3
12.6
12.1
Q1'18 Q2'18 Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20 Q1'21 Q2'21

Daily Active Users
Europe
DAUs (in Millions)
14
12
10
8
6
4
2
0
2.5
2.7
3.1
3.7
4.6
4.8
4.9
5.5
7.0
9.9
10.4
10.9
12.5
11.8
Q1'18 Q2'18 Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20 Q1'21 Q2'21

Daily Active Users
Asia-Pacific
DAUs (in Millions)
8
7
6
5
4
3
2
1
0
1.4
1.7
1.8
2.1
2.3
2.7
2.8
3.2
3.7
4.6
5.4
5.6
6.5
7.2
Q1'18 Q2'18 Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20 Q1'21 Q2'21

Daily Active Users
Rest of World
DAUs (in Millions)
14
12
10
8
6
4
2
0
2.0
2.3
2.7
2.8
3.3
3.6
4.0
4.1
5.2
7.4
9.0
9.4
10.6
12.2
Q1'18 Q2'18 Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20 Q1'21 Q2'21

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Bookings	$665,480	$494,171	$1,317,757	$743,747
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to bookings, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Reconciliation of revenue to bookings:
Revenue	$454,100	$200,392	$841,076	$361,962
Add (deduct):
Change in deferred revenue	215,497	295,534	484,936	384,303
Other	(4,117)	(1,755)	(8,255)	(2,518)
Bookings	$665,480	$494,171	$1,317,757	$743,747
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

	Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Free cash flow	$310,096	$133,297
The following table presents a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Reconciliation of net cash from operating activities to free cash flow:
Net cash provided by operating activities	$355,720	$160,125
Add (deduct):
Acquisition of property and equipment	(45,368)	(26,249)
Purchases of intangible assets	(256)	(579)
Free cash flow	$310,096	$133,297
Acquisition of property and equipment primarily includes servers, infrastructure equipment and tenant improvements.

Impact of COVID-19

Although the COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020, it has resulted in an increase in our operational performance, cash flows, and financial condition. We experienced an increase in user and bookings growth following the implementation of shelter-in-place orders to mitigate the COVID-19 pandemic. The COVID-19 pandemic accelerated adoption of our platform, which generated additional opportunities for us. However, this increase in engagement and monetization may be temporary and we have begun to see it moderate as vaccination rates increase, children return to classrooms or camps, and shelter-in-place orders are lifted. The long-term effects of the COVID-19 pandemic on society, and developer, creator and user engagement remain uncertain. There can be no assurance that, as a result of the COVID-19 pandemic or other global economic conditions, users will not reduce their discretionary spending on Robux, will renew their subscriptions or may otherwise increase or maintain their usage of our platform, which would adversely impact our revenue and financial condition.

In addition, in response to the spread of COVID-19, we required and have continued to require substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate, which represents a significant disruption in how we operate our business. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. We recently announced our “return to office” plan, which includes shifting to a hybrid model where employees can work from home up to two days a week, that we intend to commence towards the beginning of the first quarter of 2022. Although we have announced a return to office plan, and we expect most of our employees to return to physical offices in the future, the timing, nature and extent of that return is uncertain.
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
We generate substantially all of our revenue through the sale of virtual items on the Roblox Platform. Users can purchase and spend Robux to obtain virtual items to enhance their social experience on the Roblox Platform. We recognize revenue over the estimated period of time the virtual items are available to the user on the Roblox Platform (estimated average lifetime of a paying user) or at the time the virtual item is consumed. The average lifetime of a paying user is calculated based on the monthly retention data for each paying user cohort. We then calculate the average retention period by determining the weighted-average period paying users have spent on the platform and are projected to participate in the Roblox environment. The average lifetime for a paying user for the year ended December 31, 2020 and the three and six months ended June 30, 2021 was 23 months. Revenue is reported net of taxes and estimated chargebacks.
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

Personnel costs include salaries, benefits, travel-related expenses, and stock-based compensation for each expense category, with the exception of cost of revenue and developer exchange fees. In the three months ended June 30, 2021, and 2020, personnel costs were $175.4 million, and $56.8 million, respectively. In the six months ended June 30, 2021 and 2020, personnel costs were $315.7 million and $141.7 million, respectively.

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
Infrastructure and trust & safety
Infrastructure and trust & safety expenses consist primarily of expenses related to the operation of our data centers and technical infrastructure. These costs include costs to third-party service providers, such as cloud computing or other hosting and data storage, rent and facilities-related expenses for our co-located data centers that we lease and operate, network and bandwidth costs, and depreciation and associated support and maintenance of our servers and infrastructure equipment. In the three months ended June 30, 2021, depreciation related to infrastructure and trust & safety was $14.6 million. The same costs were $9.2 million in the three months ended June 30, 2020. In the six months ended June 30, 2021, and 2020, depreciation related to infrastructure and trust & safety was $28.3 million and $17.9 million, respectively.

Infrastructure and trust & safety expenses also include personnel costs and allocated overhead for employees and team members whose primary responsibilities relate to supporting our infrastructure and trust & safety initiatives. In the three months ended June 30, 2021, stock-based compensation related to infrastructure and trust & safety was $7.8 million. The same costs were $0.9 million in the three months ended June 30, 2020. In the six months ended June 30, 2021 and 2020, stock-based compensation related to infrastructure and trust & safety was $13.5 million and $3.7 million, respectively.
We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support more sophisticated content, more users, and increased engagement. We expect to increase the dollar amount of our investment in infrastructure for the foreseeable future as we continue to build out our global infrastructure. We intend to achieve scalability and operating leverage in the business by building and maintaining our own technical infrastructure and expect our infrastructure and trust & safety expenses to increase in the short term and then decrease over time as a percentage of bookings as our business grows, although the percentage may fluctuate from period to period depending on fluctuations in the timing and extent of our infrastructure and trust & safety expenses and business seasonality.
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
Other Income/(Expense), net
Other expense for historical periods consisted primarily of changes in the fair value of our outstanding warrants to purchase convertible preferred stock that were remeasured at the end of each reporting period. As of June 30, 2021, there were no outstanding convertible preferred stock warrants. Other expense also includes foreign currency exchange gains and losses.

Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists primarily of income taxes in foreign jurisdictions and U.S. federal and state income taxes. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be utilized.
Results of Operations
The following table set forth our results of operations for the periods presented in dollars:

	Three Months Ended June 30, 2021		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
Revenue	$454,100	$200,392	$841,076	$361,962
Cost and expenses:
Cost of revenue(1)	116,930	53,669	214,867	95,462
Developer exchange fees	129,714	85,052	248,652	129,551
Infrastructure and trust & safety(2)	108,986	61,853	203,122	114,473
Research and development(2)	124,748	40,249	221,392	89,658
General and administrative(2)	97,678	18,707	192,053	49,265
Sales and marketing(2)	18,990	13,908	38,992	29,565
Total cost and expenses	597,046	273,438	1,119,078	507,974
Loss from operations	(142,946)	(73,046)	(278,002)	(146,012)
Interest income	26	294	31	1,541
Other income/(expense), net	10	494	(1,040)	(2,663)
Loss before provision for income taxes	(142,910)	(72,258)	(279,011)	(147,134)
Provision (benefit) for income taxes	20	5	22	6
Consolidated net loss	(142,930)	(72,263)	(279,033)	(147,140)
Net loss attributable to the noncontrolling interest(3)	(2,796)	(742)	(4,682)	(1,240)
Net loss attributable to common stockholders	$(140,134)	$(71,521)	$(274,351)	$(145,900)
Net loss per share attributable to common stockholders, basic and diluted(4)	$(0.25)	$(0.40)	$(0.63)	$(0.83)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted(4)	571,300	180,336	432,159	174,939

(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
(2)Includes stock-based compensation as follows:

	Three Months Ended June 30, 2021		Six Months Ended June 30,
	2021	2020	2021	2020
Infrastructure and trust & safety	$7,797	$915	$13,485	$3,719
Research and development	51,626	3,957	83,220	20,680
General and administrative	18,929	1,872	30,176	20,304
Sales and marketing	3,307	665	5,522	4,963
Total stock-based compensation	$81,659	$7,409	$132,403	$49,666
During the six months ended June 30, 2021, we recorded a one time catch-up of stock-based compensation expense of $21.3 million related to the RSUs granted prior to our Direct Listing that vest upon the satisfaction of both the service condition and a liquidity event-related performance vesting condition which was satisfied on the Effective Date. During the six months ended June 30, 2020, we recorded compensation expense of $35.2 million related to a tender offer conducted by the purchasers of Series F and Series G convertible preferred stock to acquire shares from employees, former employees, and other existing investors. This expense was recorded because the purchasers were our affiliates and the tender was completed at above the then-fair market value. In connection with the tender offer, we waived any rights of first refusal or transfer restrictions applicable to such shares.

(3)Our condensed consolidated financial statements include our majority-owned subsidiary Roblox China Holding Corp. The ownership interest of a minority investor, Songhua, is recorded as a noncontrolling interest.
(4)See Note 18 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on form 10-Q for an explanation of the method used to calculate our basic and diluted net loss per share, and the weighted-average number of shares used in the computation of the per share amounts.
The following table sets forth the components of our condensed consolidated statements of operations data, for each of the periods presented, as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost and expenses:
Cost of revenue	26	27	26	26
Developer exchange fees	29	42	30	36
Infrastructure and trust & safety	24	31	24	32
Research and development	27	20	26	25
General and administrative	22	9	23	14
Sales and marketing	3	7	4	8
Total cost and expenses	131	136	133	141
Loss from operations	(31)	(36)	(33)	(40)
Interest income	—	—	—	—
Other income/(expense), net	—	—	—	(1)
Loss before provision for income taxes	(31)	(36)	(33)	(41)
Provision (benefit) for income taxes	—	—	—	—
Consolidated net loss	(31)	(36)	(33)	(41)
Net loss attributable to the noncontrolling interest	(1)	—	(1)	—
Net loss attributable to common stockholders	(32)%	(36)%	(34)%	(41)%
Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
Revenue	$454,100	$200,392	127%	$841,076	$361,962	132%

Revenue in the three months ended June 30, 2021 increased $253.7 million, or 127%, compared to the three months ended June 30, 2020. The increase is primarily due to expansion within our daily paying users, which is measured as the average number of unique paying users for each day during the period. Our number of daily paying users increased 26%, from approximately 536,000 in the three months ended June 30, 2020 to approximately 676,000 in the three months ended June 30, 2021. Bookings per daily paying user increased by 7% over the same period but this trend may not be reflected in the revenue recognized per daily paying user as a substantial portion of revenue recognized each period is from bookings from prior periods. The daily paying user expansion followed existing growth trends, but also benefitted from the impact of COVID-19 and shelter-in-place orders.

Revenue in the six months ended June 30, 2021 increased $479.1 million, or 132%, compared to the six months ended June 30, 2020. The increase is primarily due to expansion within our daily paying users, which is measured as the average number of unique paying users for each day during the period. Our number of daily paying users increased 66%, from approximately 407,000 in the six months ended June 30, 2020 to approximately 675,000 in the six months ended June 30, 2021. Bookings per daily paying user increased by 7% over the same period but this trend may not be reflected in the revenue recognized per daily paying user as a substantial portion of revenue recognized each period is from bookings from prior periods. The daily paying user expansion followed existing growth trends, but also benefitted from the impact of COVID-19 and shelter-in-place orders.

Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$116,930	$53,669	118%	$214,867	$95,462	125%

Cost of revenue increased $63.3 million, or 118%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase is primarily due to an increase of $62.0 million in merchant fees primarily driven by the growth in our bookings. As a percentage of revenue, cost of revenue remained consistent period over period at 26% and 27% in the three months ended June 30, 2021 and 2020, respectively.

Cost of revenue increased $119.4 million, or 125%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase is primarily due to an increase of $116.8 million in merchant fees primarily driven by the growth in our bookings. As a percentage of revenue, cost of revenue remained consistent period over period at 26% in each of the six months ended June 30, 2021 and 2020, respectively.
Developer exchange fees

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
Developer exchange fees	$129,714	$85,052	53%	$248,652	$129,551	92%

Developer exchange fees increased $44.7 million, or 53%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Developer exchange fees increased $119.1 million, or 92%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. In both period comparisons above, the increases are primarily driven by the growth in our bookings over the same period and the associated growth in amounts earned by developers and creators due to the growth in bookings. Additionally, we launched premium payouts in the first half of 2020, and have increased those payouts over time, which contributed to an increase in the developer exchange fees as a percentage of bookings. Overall, developer exchange fees track with our overall bookings performance as more users on the platform and Robux purchased by our users drives more Robux earned by developers and creators.

Infrastructure and trust & safety

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
Infrastructure and trust & safety	$108,986	$61,853	76%	$203,122	$114,473	77%

Infrastructure and trust & safety expenses increased $47.1 million, or 76%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase is primarily due to an increase of $20.6 million related to our data center and technical infrastructure expenses associated with providing the platform to our users as well as depreciation of our servers and infrastructure equipment and an increase of $14.2 million in customer service and moderation costs to support the growth in users and increased traffic to our platform. Personnel costs increased $10.8 million to support increased headcount and include a $6.7 million increase in stock-based compensation expense.

Infrastructure and trust & safety expenses increased $88.6 million, or 77%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase is primarily due to an increase of $43.3 million related to our data center and technical infrastructure expenses associated with providing the platform to our users as well as depreciation of our servers and infrastructure equipment and an increase of $25.5 million in customer service and moderation costs to support the growth in users and increased traffic to our platform. Personnel costs increased $17.3 million to support increased headcount and include a $8.9 million increase in stock-based compensation expense.

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$124,748	$40,249	210%	$221,392	$89,658	147%

Research and development expenses increased $84.5 million, or 210%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase is primarily due to an increase of $78.5 million of personnel costs, which include a $47.7 million increase in stock-based compensation expense, primarily driven by the growth in headcount and consultants supporting our engineering, design, and product teams to further the development of the platform. Depreciation and amortization increased by $2.6 million, driven by $2.1 million of amortization of intangible assets from acquisitions.

Research and development expenses increased $131.7 million, or 147%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase is primarily due to an increase of $122.6 million of personnel costs, which include a $62.5 million increase in stock-based compensation expense primarily driven by the satisfaction of the performance vesting condition on outstanding RSUs upon our Direct Listing and $7.1 million in employer taxes associated with equity transactions conducted by our service providers. The increase is also due to growth in headcount and consultants supporting our engineering, design, and product teams to further the development of the platform. Depreciation increased by $5.1 million, driven by $4.2 million of intangible assets from acquisitions.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
General and Administrative	$97,678	$18,707	422%	$192,053	$49,265	290%

General and administrative expenses increased $79.0 million, or 422%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase is primarily due to an increase of $58.4 million in professional services expenses primarily driven by an accrual related to the NMPA lawsuit and other litigations, and costs for settlements finalized during the quarter totaling $50.4 million. The increase is also driven by business and finance costs associated with being a public company such as increased insurance and audit-related fees. Personnel costs increased $22.7 million, which include a $17.1 million increase in stock-based compensation largely driven by expenses associated with the Founder and CEO Long-Term Performance Award.

General and administrative expenses increased $142.8 million, or 290%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase is primarily due to an increase of $119.8 million in professional services expenses primarily driven by one-time fees related to the Direct Listing of $50.7 million, accruals related to the NMPA lawsuit and other litigations, and costs for settlements finalized during the period totaling $58.4 million. The increase is also driven by business and finance costs associated with being a public company such as increased insurance and audit-related fees. Personnel costs increased $23.9 million to support increased headcount, which include a $9.9 increase in stock-based compensation expense primarily driven by the satisfaction of the performance vesting condition on outstanding RSUs upon our Direct Listing and $4.5 million in employer taxes associated with equity transactions conducted by our service providers in connection with our Direct Listing.

Sales and marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$18,990	$13,908	37%	$38,992	$29,565	32%

Sales and marketing expenses increased $5.1 million, or 37%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase is primarily due to an increase of $6.5 million in personnel costs, which include increases of: $2.8 million in stock-based compensation expense, $2.0 million in contractor costs to support and expand our international and virtual experience initiatives, and $0.7 million in employer taxes associated with equity transactions conducted by our service providers in connection with our Direct Listing. This is offset by a $1.9 million decrease related to our user acquisition activities.

Sales and marketing expenses increased $9.4 million, or 32%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase is primarily due to an increase of $10.2 million in personnel costs, which include a $3.3 million increase in employer taxes associated with employee equity transactions conducted by our service providers in connection with our Direct Listing, and a $3.5 million increase in contractor costs to support and expand our international, virtual experience, and developer initiatives. Other increases include $3.2 million related to marketing and promotional expenses. This is offset by a $3.6 million decrease related to our user acquisition activities.
Interest income, other income/(expense), net, and provision (benefit) for income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
Interest income	$26	$294	(91)%	$31	$1,541	(98)%
Other income/(expense), net	$10	$494	(98)%	$(1,040)	$(2,663)	(61)%
Provision (benefit) for income taxes	$20	$5	300%	$22	$6	267%
Interest income decreased $0.3 million and $1.5 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year. The decrease is primarily due to liquidation of our investments in fiscal year 2020 and decrease in interest rates for the three and six months ended June 30, 2021 compared to the same periods in the prior year.
Other income/(expense), net decreased $0.5 million and $1.6 million for the three and six months ended June 30, 2021 as compared to the same periods in the prior year. The decrease in three months ended June 30, 2021 is due to lower realized and unrealized gains on transactions denominated in foreign currency. The decrease in six months ended June 30, 2021 was primarily due to $1.9 million related to loss on re-measurement of preferred stock warrants recorded in the three months ended March 31, 2020, which were no longer outstanding as of December 31, 2020, offset by increase in other charges $0.3 million. Change in provision (benefit) for income taxes was immaterial.
Liquidity and Capital Resources
As of June 30, 2021 and December 31, 2020, our principal sources of liquidity were cash and cash equivalents of $1.8 billion and $893.9 million, respectively, which were held for working capital purposes.
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
As of June 30, 2021, we have generated losses from our operations as reflected in our accumulated deficit of $766.6 million, and positive cash flows from operating activities for each of the periods presented. A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of bookings for which we have already received cash and, which is recorded as revenue over the estimated average lifetime of a paying user or as the virtual items are consumed.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Net cash flow provided by (used in):
Net cash provided by operating activities	$355,720	$160,125
Net cash (used in)/provided by investing activities	$(45,624)	$3,181
Net cash provided by financing activities	$576,175	$155,812

Operating activities
Our largest source of operating cash is cash collection from sales of Robux to our paying users. Our primary uses of cash from operating activities are for payment processing fees, personnel-related expenses, data center and infrastructure-related operations, and developer exchange fees.
During the six months ended June 30, 2021, cash provided by operating activities was $355.7 million, which consisted of a net loss of $279.0 million, adjusted by non-cash charges of $187.3 million and net cash inflows from the change in net operating assets and liabilities of $447.4 million. The non-cash charges were primarily comprised of stock-based compensation of $132.4 million and depreciation and amortization of $34.4 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $484.9 million increase in deferred revenue and a $9.7 million increase in developer exchange liability offset by a $107.9 million increase in deferred cost of revenue, all due to bookings during the six months ended June 30, 2021. A majority of our bookings and costs of revenue is deferred over a 23 month period as they pertain to the sale and associated costs pertaining to durable goods. This increase was partially offset by a $30.0 million reduction in the accounts receivable balance due to lower period end bookings in June 2021 compared to December 2020.
During the six months ended June 30, 2020, cash provided by operating activities was $160.1 million, which consisted of a net loss of $147.1 million, adjusted by non-cash charges of $72.1 million and net cash inflows from the change in net operating assets and liabilities of $235.1 million. The non-cash charges were primarily comprised of stock-based compensation of $49.7 million and depreciation and amortization of $18.9 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $384.3 million increase in deferred revenue and a $25.2 million increase in developer exchange liability offset by a $95.4 million increase in deferred cost of revenue and a $84.1 million increase in accounts receivable, all due to increases in bookings.
Investing activities
During the six months ended June 30, 2021, cash used in investing activities was $45.6 million, primarily consisting of cash used in capital expenditures of $45.3 million, and payments related to purchase of intangible assets of $0.3 million.
During the six months ended June 30, 2020, cash provided by investing activities was $3.2 million, primarily consisting of cash provided by net maturities of marketable securities of $30.0 million cash offset by cash used in capital expenditures and purchase of intangible assets of $26.8 million.
Financing activities
During the six months ended June 30, 2021, cash provided by financing activities was $576.2 million, consisting of proceeds from issuance of convertible preferred stock of $534.3 million and proceeds of $41.9 million from the exercise of stock options.
During the six months ended June 30, 2020, cash provided by financing activities was $155.8 million primarily consisting of net proceeds of $149.7 million from the issuance of convertible preferred stock, proceeds of $6.0 million from the exercise of stock options and proceeds of $0.1 million from exercise of preferred stock warrants.
Contractual Obligations and Commitments
Our principal contractual commitments consist of obligations under operating leases for office space and data center operations. There has been no material change in our contractual obligations and commitments other than non-cancelable purchase commitments primarily related to data center and IT operations in the ordinary course of business and modification of our headquarters office lease to include additional space since our fiscal year ended December 31, 2020. See our Final Prospectus for additional information regarding the Company’s contractual obligations.
In addition to the contractual obligations discussed above, as of June 30, 2021, we had $9.9 million in letters of credit outstanding related to our office facilities in San Mateo, California and data center facilities in Ashburn, Virginia.
For additional information on contractual obligations and commitments, refer to Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contingencies
The Company is involved in legal proceedings and litigation arising in the ordinary course of business. The maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty and the final resolution of one or more of these matters could have a material adverse effect on our condensed consolidated financial statements. For additional information, refer to Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Foreign Currency Exchange Risk
Most of our revenue is generated in U.S. dollars, with the remainder generated in British pounds sterling, Euros, Canadian dollars, and Australian dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S., Canada, Europe, and China. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our operating results. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market instruments. As of June 30, 2021, we had cash and cash equivalents of $1.8 billion. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Our money market instruments have very low interest rate risk because of their short- term maturities, and we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our CEO and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting identified below in the section entitled “Previously Reported Material Weakness”. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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

Changes in Internal Control Over Financial Reporting
Other than the material weakness remediation efforts underway and implementation of internal controls to ensure compliance with the new leasing standard in accordance with Topic 842 effective January 1, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risk Factors Summary
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky:

•We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth or the growth of our market.
•We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
•Our financial condition and results of operations will fluctuate from quarter to quarter, which makes them difficult to predict and they may not fully reflect the underlying performance of our business.
•Our business is affected by seasonal demands, and our quarterly operations results fluctuate as a result.
•The global COVID-19 outbreak has significantly affected our business and operations.
•We depend on effectively operating with mobile operating systems, hardware, and networks that we do not control; changes to any of these or our platform may significantly harm our user retention, growth, engagement, and monetization, or require us to change our data collection and privacy, data security, and data protection practices, business models, operations, practices, advertising activities or application content, which could restrict our ability to maintain our platform through these systems, hardware, and networks and would adversely impact our business.
•Because we recognize revenue from bookings over the estimated average lifetime of a paying user or as the virtual items are consumed, changes in new business may not be immediately reflected in our operating results.
•If our business becomes constrained by changing legal and regulatory requirements, our operating results will suffer.
•The success of our business model is contingent upon our ability to provide a safe online environment for children to experience and if we are not able to continue to provide a safe environment, our business will suffer dramatically.
•We must continue to attract and retain highly qualified personnel in very competitive markets to continue to execute on our business strategy and growth plans. The loss of one or more of our senior management team or key personnel, in particular our Founder, President and CEO, David Baszucki, would significantly harm our business.
•We have identified a material weakness in our internal control over financial reporting which resulted in our restatement of our financial statements for the years ended December 31, 2018 and December 31, 2019. In the future we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
•We may incur liability as a result of content published using our platform or as a result of claims related to content generated by our developers, creators, and users, including copyright infringement, and legislation regulating content on our platform may require us to change our platform or business practices.
•The public trading price of our Class A common stock may be volatile and may decline regardless of our operating performance.
•The dual class stock structure of our common stock has the effect of concentrating voting control in our founder, which may limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Risks Related to Our Business Generally
We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth or the growth of our market.
We have experienced rapid growth due in part to the COVID-19 pandemic given our users have been online more as a result of global COVID-19 shelter-in-place policies. For example, our bookings increased 171% from the year ended December 31, 2019 to the year ended December 31, 2020. We do not expect these activity levels to be sustained, and our growth rates have recently begun to moderate in certain markets. In future periods we expect growth rates for our revenue to decline, and we may not experience any growth in bookings or our user base during periods where we are comparing against COVID-19 impacted periods (i.e. the three months ended March 31, 2020, June 30, 2020, and September 30, 2020, and December 31, 2020 and March 31, 2021). Our historical revenue, bookings and user base growth should not be considered indicative of our future performance. We believe our overall acceptance, revenue growth and increases in bookings depend on a number of factors, including, but not limited to, our ability to:

•enhance the tools we make available to developers for use in developing content;
•expand the number of developers, creators, and users on our platform;
•expand the types of experiences that our developers can build for users;
•continue to provide, and be viewed as being able to provide, a safe and civil environment for all users;
•maintain the security and reliability of our platform;
•provide access to our platform for users in areas where access to the internet is challenged;
•comply with country and region-specific regulatory environments with respect to privacy, data security, data protection, intellectual property, child protection and other requirements;
•attract highly qualified talent, and train, motivate and manage our highly-qualified personnel;
•manage growth of our business, headcount and operations effectively;
•provide excellent customer experience and customer support for our developers, creators, and users;
•successfully compete against established companies and new market entrants offering a multitude of interactive entertainment offerings; and
•increase global awareness of our brand.
If we are unable to accomplish these tasks, our platform will not be attractive to developers, creators, and users and they may no longer seek new experiences in our platform, which would result in fewer bookings and lower revenue and could harm our operations.
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $88.1 million, $71.0 million, and $253.3 million for the years ended December 31, 2018, 2019, and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $766.6 million. We also expect our operating expenses to increase significantly in future periods, and if our DAU growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We expect our costs and expenses to increase in future periods as we intend to continue to make significant investments to grow our business, including an expected increase in stock-based compensation expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. In addition to the expected costs to grow our business, we have incurred and also expect to continue to incur significant additional legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
Our financial condition and results of operations will fluctuate from quarter to quarter, which makes them difficult to predict and they may not fully reflect the underlying performance of our business.
Our quarterly results of operations have fluctuated in the past and will fluctuate in the future, both based on the seasonality of our business as well as external factors impacting the global economy, our industry and our company. Additionally, the current scale of our business and continuing global effects of the COVID-19 pandemic makes it difficult to forecast our future results. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments. Our financial condition and results of operations in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•our ability to maintain and grow our user base and user engagement;
•our ability to retain and grow our developer base and encourage them to continue developing experiences on our platform;
•the ability of newer experiences to monetize as effectively as more established experiences;
•the level of demand for our platform;

•the development and introduction of new or redesigned features on our platform or our competitors’ platforms;
•seasonal fluctuations in user engagement on our platform;
•our pricing model;
•increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•our ability to successfully expand internationally and penetrate key demographics;
•the ability to monetize our users in certain geographic markets;
•our ability to maintain operating margins, cash used in operating activities, and free cash flow;
•system failures or actual or perceived breaches of data security or privacy, and the costs associated with such failures, breaches and remediations;
•inaccessibility of our platform, or certain features within our platform, due to third-party actions;
•increase in stock-based compensation expense (including with respect to the CEO Long-Term Performance Award described herein);
•our ability to effectively incentivize our workforce and developers;
•adverse litigation judgments, settlements, or other litigation and dispute-related costs;
•changes in the legislative or regulatory environment, including with respect to privacy, data security and data protection, consumer protection, and user-uploaded content, or enforcement by government regulators, including fines, orders, or consent decrees;
•fluctuations in currency exchange rates and changes in the proportion of our revenue, bookings and expenses denominated in foreign currencies;
•fluctuations in the market values of our portfolio investments and interest rates or impairments of any assets on our balance sheet;
•changes in our effective tax rate;
•changes in accounting standards, policies, guidance, interpretations, or principles; and
•changes in domestic and global business or macroeconomic conditions.
Our business is affected by seasonal demands, and our quarterly operations results fluctuate as a result.
Historically our business has been highly seasonal, with the highest percentage of our sales occurring in the fourth quarter when holidays permit our users to spend increased time on our platform, and we expect this trend to continue. We may also experience fluctuations due to factors that may be outside of our control that affect user or developer and creator engagement with our platform. For example, we saw an increase in activity on our platform as a result of shelter-in-place policies instituted in response to the COVID-19 pandemic, and we do not expect those activity levels to be sustained. Recently, we have started to see growth rates and other operating metrics moderate in certain markets as vaccination rates have grown, children have returned to in person classrooms, and shelter-in-place orders are lifted, although levels remain higher than before the onset of the COVID-19 pandemic. Additionally, activity levels may further decrease, including below historic levels as the full impacts of the COVID-19 pandemic, including the widespread rollout of COVID-19 vaccines both globally and in the United States, become clearer. Because certain countries are still experiencing high rate of infection and related shutdowns, we expect our results of operations to continue to be affected in ways that are hard to predict. Additionally, we seek to further develop the live experiences available on our platform, such as virtual concerts, classrooms, meetings, and conferences, and to offer commercial partners with branding opportunities in conjunction with key events, such as a product launch. These episodic experiences may also contribute to fluctuations in our quarterly results of operations. As our business matures, other seasonal trends may develop or these existing seasonal trends may become more extreme.
The global COVID-19 outbreak has significantly affected our business and operations.
The outbreak of the novel coronavirus and the COVID-19 disease that it causes evolved into a global pandemic. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we took precautionary measures intended to minimize the risk of the virus to our employees and the communities in which we operate, including temporarily closing our offices worldwide and virtualizing, postponing, or canceling user, developer, creator, employee, or industry events, which may negatively impact our business. We recently announced our “return to office” plan, which includes shifting to a hybrid model where employees can work from home up to two days a week, that we intend to commence towards the beginning of the first quarter of 2022.
The full extent to which the COVID-19 pandemic and the various responses to it impact our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:

•the continuing duration and scope of the pandemic, including any potential future waves of the pandemic, both globally and within the United States;
•governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic;
•the availability of and cost to access the capital markets;
•the effect of the pandemic on our developers, creators, and users;

•the availability of effective vaccines and the speed at which they can be administered to the public;
•the continued emergence of new strains of COVID-19;
•disruptions or restrictions on our employees’ ability to work and travel; and
•interruptions related to our infrastructure and partners.
While substantially all of our business operations can be performed remotely, many of our employees are balancing additional work-related and personal challenges, including the duration of continued remote working environments, adjusting communication and work practices to collaborate remotely with work colleagues and business partners, managing technical and communication challenges of working from home on a daily basis, looking after children as a result of intermittent school closures and remote-learning, making plans for childcare as children may return to schools, caring for themselves, family members or other dependents who are or may become ill, and adjusting to the reopening of society and return to office plans.
The COVID-19 pandemic and resulting social distancing, shelter-in-place and similar restrictions led to increased developer and creator and user engagement on our platform relative to our quarterly forecast and historic trends. Those increases in user activity are almost certainly not indicative of our financial and operating results in future periods. Recently, we have started to see growth rates and other operating metrics in certain markets moderate as vaccine rates have grown, children have returned to in person classrooms, and shelter-in-place orders are lifted. The long-term effects of the COVID-19 pandemic on society and developer, creator and user engagement remain uncertain and there is no assurance that developer, creator and user engagement will not decrease, including below historic levels, as the circumstances that accelerated the growth of our business stemming from the effects of the COVID-19 pandemic are not likely to continue following a widespread rollout of the COVID-19 vaccines.
We depend on effectively operating with mobile operating systems, hardware, and networks that we do not control; changes to any of these or our platform may significantly harm our user retention, growth, engagement, and monetization, or require us to change our data collection and privacy, data security, and data protection practices, business models, operations, practices, advertising activities, or application content, which could restrict our ability to maintain our platform through these systems, hardware and networks and would adversely impact our business.
For the three months ended June 30, 2021, 35% of our revenue was attributable to Robux sales through the Apple App Store and 19% of our revenue was attributable to Robux sales through the Google Play Store. Because of the significant use of our platform on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware. Further, we are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various application stores that make our application and experiences available to our developers, creators, and users. These policies and terms of service govern the availability, promotion, distribution, content, and operation generally of applications and experiences on such operating systems and stores. As a result, we may not successfully cultivate relationships with key industry participants or develop products that operate effectively with these technologies, systems, networks, regulations, or standards. If it becomes more difficult for our users to access and engage with our platform on their mobile devices, if our users choose not to access or use our platform application on their mobile devices, or if our users choose to use mobile products that do not offer access to our platform, our business and user retention, growth, and engagement could be significantly harmed.
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
The majority of the virtual items purchased on the Roblox Platform are durable virtual items, which are recognized ratably over the estimated period of time the virtual items are available to the user (estimated to be the average lifetime of a paying user), which for the year ending December 31, 2020 and the three and six months ended June 30, 2021 was 23 months. Therefore, much of the revenue we report in each quarter is the result of purchases of Robux during previous periods. Consequently, a decline in purchases of Robux in any one quarter will not be fully reflected in our revenue and operating results for that quarter. Any such decline, however, will negatively impact our revenue and operating results in future quarters. Accordingly, the effect of significant near-term downturns in purchases of Robux for a variety of reasons may not be fully reflected in our results of operations until future periods.

If our business becomes constrained by changing legal and regulatory requirements, our operating results will suffer.
Our future success will depend in part on market acceptance and widespread adoption across demographics and geographies of our platform over other interactive entertainment offerings. Uncertainty over or changes in laws and regulations with respect to gaming and other interactive entertainment offerings could adversely affect our ability to operate or our developer’s ability to monetize their experiences in some geographies. In addition, the widespread availability of content generated by our developers and creators on our platform is a newer development and the regulatory framework for broad dissemination of this content is new and evolving. We provide our developers and creators with the ability to publish their content throughout the world, and each country is developing regulations and policies to regulate this new space, including with respect to privacy, gambling, intellectual property, childhood protection, consumer protection, ratings, and taxes. If we are unable to allow developers and creators to comply with potentially conflicting regulations throughout the world, our ability to execute on our business model would be severely impacted, and our ability to grow our business could be harmed. Changes to these laws, regulations, standards, or obligations could require us to change our business model, take on more onerous obligations, and impact the functionality of our platform. If we are obligated to fundamentally change our business activities and practices or modify our platform, we may be unable to make these required changes and modifications in a commercially reasonable manner, or at all, and our ability to further develop and enhance our platform may be limited. The costs of compliance with, and other burdens imposed by, these laws, regulations, standards and obligations, or any inability to adequately address these, may limit the use of our platform or reduce overall demand for our platform, which could harm our business, financial condition and results of operations.
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
In addition, various local, national, and foreign laws and regulations apply to our operations, including the Children’s Online Privacy Protection Act, or COPPA, in the U.S. and Article 8 of the European Union’s, or EU’s, General Data Protection Regulation, or GDPR. COPPA imposes strict requirements on operators of websites or online services directed to children under 13 years of age. 49% and 54% of our DAUs were under the age of 13 during the three months ended June 30, 2021 and during the year ended December 31, 2020, respectively. COPPA requires companies to obtain parental consent before collecting personal information from children under the age of 13. Both the U.S. federal government and the states can enforce COPPA and violations of COPPA can lead to significant fines. No assurances can be given that our compliance efforts will be sufficient to avoid allegations of COPPA violations, and any non-compliance or allegations of non-compliance could expose us to significant liability, penalties and loss of revenue, significantly harm our reputation, and could be costly and time consuming to address or defend.

Our reputation as a safe and civil environment for children is very important to our success and if we fail to protect users or we are perceived to be failing to protect users, our business will suffer and our results of operations could be materially and adversely affected.
We have received and may continue to receive a high degree of media coverage. Unfavorable publicity regarding, for example, our privacy, data security, or data protection practices, terms of service, product changes, product quality, litigation or regulatory activity, the actions of our users, the actions of our developers or creators whose products are integrated with our platform, the use of our platform for illicit or objectionable ends (including the use of our platform to possibly entice children to interact off-platform), actual or perceived incidents or misuses of user data or other privacy or security incidents, the substance or enforcement of our community standards, the quality, integrity and age-appropriateness of content shared on our platform, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. For example, we have experienced negative media publicity related to content that developers produce for, or the conduct of users on, our platform that may be deemed illicit, explicit, profane, or otherwise objectionable. Although we are working to roll out a content-ratings system that will allow users to flag certain explicit content in our games and on ways to better optimize our parental controls, users may still be exposed to content that may not be age-appropriate. Although illicit activities are in violation of our terms and policies and we attempt to block objectionable material, we are unable to prevent all such violations from occurring. In addition, we have faced allegations that our platform has been used by criminal offenders to identify and communicate with children and to possibly entice them to interact off-platform, outside of the restrictions of our chat, content blockers and other on-platform safety measures. While we devote considerable resources to prevent this from occurring, any negative publicity could create the perception that we do not provide a safe online environment and may have an adverse effect on the size, engagement, and loyalty of our developer, creator and user community, which would adversely affect our business and financial results.
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
The lack of comprehensive encryption for communications on our platform may increase the impact of a data security incident.
Communications on our platform are not comprehensively encrypted at this time. As such, any data security incident that involves unauthorized access, acquisition, disclosure, or use may be more impactful to our business. We may experience greater incident response forensics, data recovery, legal fees, and costs of notification related to any such potential incident, and we may face an increased risk of reputational harm, regulatory enforcement, and consumer litigation, which could further harm our business, financial condition, results of operations, and future business opportunities.

We depend on our developers to create digital content that our users find compelling, and our business will suffer if we are unable to entertain our users, improve the experience of our users, or properly incentivize our developers and creators to develop and monetize content.
Our platform enables our developers to create experiences and virtual items, which we refer to as user generated content. Our platform relies on our developers to create experiences and virtual items on our platform for our users to acquire and/or use. Our users interact with these experiences, which are largely free to engage with. These users can also elect to purchase virtual items through our Avatar Marketplace and in experiences that enhance their enjoyment. We believe the interactions between and within the developer, creator, and user communities on our platform create a thriving and organic ecosystem, and this network effect drives our growth. To facilitate and incentivize the creation of the experiences and virtual items by developers, our platform offers developers an opportunity to earn Robux, a virtual currency on our platform, in connection with their development work on our platform, although some of our developers may choose not to monetize or may not be effective at monetizing their experiences. When virtual items are purchased on our platform, the originating developer or creator earns a portion of the Robux paid for the item. Developers are able to exchange their accumulated earned Robux for real-world currency under certain conditions outlined in our Developer Exchange Program. If we fail to provide a sufficient return to developers, they may elect to develop user-generated content on other platforms, which would result in a loss of revenue. If we do not provide the right technologies, education or financial incentives to our developers, they may develop fewer experiences or virtual items or be unable to monetize their experiences, and our users may elect to not participate in the experiences or purchase the virtual items, and, thus, our platform, revenue, and bookings could be adversely affected.
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
Our future growth depends on our ability to continue innovating our platform to offer attractive features for our developers and safe, secure and civil experiences for our developers, creators, and users.
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
New features or enhancements and changes to the existing features of our platform could fail to attain sufficient market acceptance for many reasons, including:

•failure to predict market demand accurately in terms of functionality and to supply features that meet this demand in a timely fashion;
•defects, errors, or failures;
•negative publicity about performance or effectiveness;
•delays in releasing new features or enhancements on our platform; and
•introduction or anticipated introduction of competing products by competitors.
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
During the three months ended June 30, 2021, we averaged 43.2 million daily active users, or DAUs. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Our DAU growth rate has fluctuated in the past and may slow in the future due to various factors. Recently we have seen growth rates moderate in certain markets as COVID-19 related shelter-in-place orders are lifted and children return to school. Other factors that could cause our growth rates to decelerate include higher market penetration rates, continued competition for our users and their time from a variety of entertainment sources, or performance issues with our platform. For example, while our DAUs have grown sequentially on a quarterly basis for the last several years, there have been months where they have not or have grown at a slower pace, often due to seasonal factors. Such seasonal factors may have been impacted by the COVID-19 pandemic and we expect that seasonality could again cause user activity to decrease, including below historical levels as the impacts of the COVID-19 pandemic, including the widespread rollout of COVID-19 vaccines both globally and within the United States, become clearer. In addition, our strategy seeks to expand the age groups and geographic markets that make up our users, and if and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in DAUs will need to come from other age or geographic cohorts in other markets, which may be difficult, costly or time consuming for us to achieve. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, or we fail to effectively monetize users in certain geographic markets, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
Our business plan assumes that the demand for interactive entertainment offerings, specifically, the adoption of a metaverse with users interacting together by playing, communicating, connecting, making friends, learning, or simply hanging out, all in 3D environments, will increase for the foreseeable future. However, if this market shrinks or grows more slowly than anticipated, if the metaverse does not gain widespread adoption as a forum for experiences, social interaction and creative expression for our users, or if demand for our platform does not grow as quickly as we anticipate, whether as a result of competition, product obsolescence, budgetary constraints of our developers, creators, and users, technological changes, unfavorable economic conditions, uncertain geopolitical or regulatory environments or other factors, we may not be able to increase our revenue and bookings sufficiently to ever achieve profitability and our stock price would decline.
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
We believe that a critical component of our success has been our culture. We have invested substantial time and resources in building out our team with an emphasis on shared values and a commitment to diversity and inclusion. As we continue to grow and develop the infrastructure associated with being a public company, we will need to expend significant efforts to maintain our culture among a larger number of employees dispersed in various geographic regions. Additionally, after over a year of our employees working from home in light of the COVID-19 pandemic, it has been difficult to maintain or enhance our culture. We recently announced our “return to office” plan, which includes shifting to a hybrid model where employees can work from home up to two days a week, that we intend to commence towards the beginning of the first quarter of 2022. A hybrid model may create challenges, including challenges maintaining our corporate culture, increasing attrition or limiting our ability to attract employees if individuals prefer to continue working full time at home or in the office. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our mission to build a human co-experience platform that supports shared experiences among billions of users.
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
Additionally, we may not succeed in further monetizing our platform and user base. As a result, our user growth, user engagement, financial performance and ability to grow revenue could be significantly harmed if:

•we fail to increase or maintain DAUs;
•our user growth outpaces our ability to monetize our users, including if our user growth occurs in markets that are not profitable;
•we fail to establish an international base of our developers, creators, and users;
•we fail to provide the tools and education to our developers and creators to enable them to monetize their experiences;
•we fail to increase or maintain the amount of time spent on our platform, the number of experiences that our users share and explore with friends, or the usage of our technology for our developers;
•we do not develop and establish the social features of our platform, allowing it to more broadly serve the entertainment, education, and business markets;
•we fail to increase penetration and engagement across all age demographics;
•developers do not create engaging or new experiences for users;
•users reduce their purchases of Robux on our platform; or
•the experiences on our platform do not maintain or gain popularity.

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
Robux and digital goods on our platform have no monetary value outside of our platform, but users have made and may in the future make unauthorized, fraudulent, or illegal sales and/or purchases of Robux and other digital goods on or off of our platform, including through unauthorized third-party websites in exchange for real-world currency. For example, some users have made fraudulent use of credit cards owned by others on our platform to purchase Robux and offer the purchased Robux for sale at a discount on a third-party website. For the three months ended June 30, 2021, total chargeback expense to us from this fraud was approximately 5% of bookings.
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
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages, such as:

•larger sales and marketing budgets and resources;

•broader and more established relationships with users, developers, and creators;
•greater resources to make acquisitions and enter into strategic partnerships;
•lower labor and research and development costs;
•larger and more mature intellectual property portfolios; and
•substantially greater financial, technical, and other resources.
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

We collect and store personal data and certain other sensitive and proprietary information in the operation of our business, including developer, creator and user information, and other confidential data. While we have implemented measures designed to prevent unauthorized access to or loss of our confidential data, mobile malware, viruses, hacking, social engineering, spam and phishing attacks have occurred and may occur on our systems and those of our third-party service providers in the future. Because of the popularity of our platform, we believe that we are an attractive target for these sorts of attacks.

The techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Consequently, we may be unable to anticipate these techniques, react in a timely manner, or implement preventive measures, which could result in delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents. The wide availability of open source software used in our solutions could also expose us to security vulnerabilities. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those to secure our product development, test, evaluation, and deployment activities, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. From time to time, we do identify product vulnerabilities, including through our bug bounty program. Although we have policies and procedures in place to swiftly characterize the potential impact of such vulnerabilities and develop appropriate patching or upgrade recommendations, and also maintain policies and procedures related to vulnerability scanning and management of our internal corporate systems and networks, such policies and procedures may not be followed or detect every issue.

Our platform and service operate in conjunction with, and we are dependent upon, third-party products, services, and components. Our ability to monitor our third-party service providers’ data security is limited, and in any event, attackers may be able to circumvent our third-party service providers’ data security measures. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform and service. If there is a security vulnerability, error, or other bug in one of these third-party products, services, and components and if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position. We and our service providers may be unable to anticipate these techniques, react, remediate or otherwise address any security vulnerability, breach or other security incident in a timely manner, or implement adequate preventative measures.
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
The economic costs to us to reduce or alleviate cyber or other security problems such as spammers, errors, bugs, flaws, “cheating” programs, defects or corrupted data, could be significant and may be difficult to anticipate or measure. Even the perception of these issues may cause developers, creators, and users to use our platform less or stop using it altogether, and the costs could divert our attention and resources, any of which could result in claims, demands, and legal liability to us, regulatory investigations and other proceedings, and otherwise harm our business, reputation, financial condition or results of operations. There could also be regulatory fines imposed for certain data breaches that take place around the world. Further, privacy, data security, and data protection laws, such as the California Consumer Privacy Act, or CCPA allow for a private right of action, which may lead to consumer litigation for certain data breaches that relate to a specified set of personal information.

Although we maintain cyber, privacy, and network security liability insurance, subject to applicable deductibles and policy limits, such coverage may not extend to all types of privacy and data security incidents, and it may be insufficient to cover all costs and expenses associated with such incidents. Further, such insurance may not continue to be available to us in the future on economically reasonable terms, or at all, and insurers may deny us coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Operating as a public company requires us to incur substantial costs and requires substantial management attention.
We have incurred and expect to continue to incur substantial legal, accounting, and other expenses that we did not incur as a private company, which we expect to increase after we are no longer an “emerging growth company.” For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of the NYSE. The Exchange Act requires, among other things, we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an “emerging growth company.” In addition, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.
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
In addition to our efforts to mitigate cybersecurity risks, we have made and are continuing to make investments in privacy, data protection, user safety, data security, and content review efforts to combat misuse of our services and user data by third parties, including investigations of individuals we have determined to have attempted to access and in some cases, have accessed, user data without authorization. Our internal teams also continually monitor and address any unauthorized attempts to access data stored on servers that we own or control or data available to our third-party customer service providers. As a result of these efforts we have discovered and announced, and anticipate that we will continue to discover and announce, additional incidents of misuse of or unauthorized access of user data or other undesirable activity by third parties. We have taken steps to protect the data that we have access to, but despite these efforts, our security measures or those of our third-party service providers could be insufficient or breached as a result of third-party action, malfeasance, employee errors, service provider errors, technological limitations, defects or vulnerabilities in our platform or otherwise. Additionally, many of our employees and third-party service providers with access to user data currently are and may in the future be working remotely, which may increase our or our third-party service providers' risk of security breaches or incidents. We may not discover all such incidents or activity or be able to respond to or otherwise address them, promptly, in sufficient respects or at all. Such incidents and activities have in the past, and may in the future, involve the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, theft of in-game currency or virtual items in valid user accounts, and activities that threaten people’s safety on- or offline. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments, whether actual or perceived, may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such developments may also subject us to future litigation and regulatory inquiries, investigations, and proceedings, including from data protection authorities in countries where we offer services and/or have users, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.
The expansion of our platform outside the United States exposes us to risks inherent in international operations.
We operate our platform throughout the world and are subject to risks and challenges associated with international business. For the three months ended June 30, 2021, approximately 72% of our DAUs and 32% of our revenue was derived from outside the U.S. and Canada region. We intend to continue to expand internationally, and this expansion is a critical element of our future business strategy. While we have a number of developers, creators, and users outside of the U.S., we have limited offices located outside of the U.S. and Canada, and there is no guarantee that our international efforts will be successful. The risks and challenges associated expanding our international presence, having developers, creators, and users outside the U.S. and those that can affect international operations generally and negatively impact our business and results of operations, include:

•greater difficulty in enforcing contracts and managing collections in countries where our recourse may be more limited, as well as longer collection periods;
•higher costs of doing business internationally, including costs incurred in complying with local regulations related to privacy, data security, data protection, content monitoring, preclusion, and removal, and online entertainment offerings, particularly as these rules apply to interactions with children, and establishing and maintaining office space for our international operations;

•double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the U.S. or the foreign jurisdictions in which we operate;
•expenses related to monitoring and complying with differing labor regulations, especially in jurisdictions where labor laws may be more favorable to employees than in the U.S.;
•challenges inherent to efficiently recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture and employee programs across all of our offices;
•management communication and integration problems resulting from language or cultural differences and geographic dispersion;
•the uncertainty of protection for intellectual property rights in some countries;
•increased exposure to fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business;
•foreign exchange controls that might prevent us from repatriating cash earned outside the U.S.;
•risks associated with trade restrictions and foreign legal requirements, and greater risk of unexpected changes in regulatory requirements, tariffs and tax laws, trade laws, and export and other trade restrictions;
•risks relating to the implementation of exchange controls, including restrictions promulgated by the Office of Foreign Asset Control, and other similar trade protection regulations and measures;
•exposure to regional or global public health issues, such as the COVID-19 pandemic, and to travel restrictions and other measures undertaken by governments in response to such issues;
•general economic and political conditions in these foreign markets, including political and economic instability in some countries;
•compliance with multiple, ambiguous, or evolving governmental laws and regulations, including those relating to employment, tax, content regulation, privacy, data protection, anti-corruption, import/export, customs, anti-boycott, sanctions and embargoes, antitrust, data transfer, storage and protection, content monitoring, preclusion, and removal, and industry-specific laws and regulations, localization of our services, including translation into foreign languages and associated expenses;
•the ability to monitor our platform in new and evolving markets and in different languages to confirm that we maintain standards consistent with our brand and reputation;
•regulatory frameworks or business practices favoring local competitors;
•changes in the public perception of our platform by governments in the regions where we operate or plan to operate;
•uncertainty regarding the imposition of and changes in the U.S.’ and other governments’ trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, and without limitation, including the evolving relations between the U.S. and China;
•uncertainty regarding regulation, currency, tax, and operations resulting from the United Kingdom’s exit from the EU, or Brexit, on January 31, 2020 and possible disruptions in trade, the sale of our services and commerce, and movement of our people between the United Kingdom, EU, and other locations;
•natural disasters, acts of war, and terrorism, and resulting changes to laws and regulations, including changes oriented to protecting local businesses;
•difficulties in hiring highly qualified employees internationally and managing foreign operations; and
•regional economic and political conditions.
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
Because our continued business operations in China are part of our current and future user growth plans, further adverse changes in the economic and political policies relating to China could have a material adverse effect on our business. An escalation of recent trade tensions between the U.S. and China has resulted in trade restrictions that could harm our ability to participate in Chinese markets and numerous additional such restrictions have been threatened by both countries. The U.S. government, for example, has in the past barred or threatened to bar U.S. companies from doing business with certain Chinese technology companies. The Chinese government has, in turn, threatened to restrict the investment or trade privileges of companies that stop doing business with Chinese companies as a result of this or other similar rules. We may find it difficult or impossible to comply with these or other conflicting regulations in the U.S. and China, which could make it difficult or impossible to achieve our business objectives in China or realize a return on our investment in this market. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that could further restrict our ability to operate in China. We may also incur increased operating expenses related to data security in China, including with respect to access to user data and confidential company information as well as any network interconnections and system integrations. Any unauthorized access to such data, networks, or systems, or the mere perception thereof, could have a significant negative impact on our reputation and lead to increased regulatory inquiry and oversight.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. For the three months ended June 30, 2021, approximately 72% of our DAUs and 32% of our revenue was derived from outside the U.S. and Canada region. While we periodically adjust the price of Robux to account for the relative value of this local currency to the U.S. dollar these adjustments are not immediate nor do they typically exactly track the underlying currency fluctuations. As a result, rapid appreciation of the U.S. dollar against these foreign currencies can harm our reported results and cause the revenue derived from our foreign users to decrease. In addition, even if we do adjust the cost of our Robux in foreign markets to track appreciation in the U.S. dollar, such appreciation could increase the costs of purchasing Robux to our users outside of the U.S., adversely affecting our business, results of operations and financial condition.
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
Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and international laws and regulations regarding privacy, data security, data protection, content, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could significantly harm our business.
We are subject to a variety of laws and regulations in the U.S. and other countries that involve matters central to our business, including user privacy, data security, data protection, rights of publicity, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-payment services. The regulatory framework for privacy, data security data protection, and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future.
Certain privacy, data security, and data protection laws and regulations, have placed and will continue to place significant privacy, data protection, and data security obligations on organizations such as ours and may require us to continue to change our policies and procedures. For example, the GDPR, which came into force in May 2018, imposed more stringent data protection requirements regarding EU personal data, and its provisions include increasing the maximum level of fines that EU regulators may impose for the most serious breaches of noncompliance of €20 million or 4% of annual global revenues of the previous year, whichever is greater. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer harm and (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR. If we are found not to be compliant with GDPR or similar requirements, we may be subject to significant fines and the risk of civil litigation. Further, even the perception of such noncompliance may result in reputational damage, and our business may be seriously harmed.

In July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield framework, which provided companies with one mechanism to comply with data protection requirements when transferring personal data from the EU to the U.S. On September 8, 2020 the Federal Data Protection and Information Commissioner of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield did not provide an adequate level of protection for data transfers from Switzerland to the U.S. pursuant to Swiss data protection law. We rely on alternative data transfer mechanisms such as the Model Clauses, which also underwent some changes. On June 4, 2021, the European Commission published two sets of new Standard Contractual Clauses, or SCCs, which began to take effect on June 27, 2021. The old Model Clauses may still be used for new data transfers during a three-month transition, ending on September 27, 2021. Existing data transfers that rely on the old Model Clauses can continue to be in effect until December 27, 2022, after which all data transfers must use the new SCCs. Further, data protection authorities may require measures to be put in place in addition to SSCs for transfers to countries outside of the European Economic Area, or EEA, as well as Switzerland and the United Kingdom. Our third-party service providers may be affected similarly by these changes. In addition to other impacts, we may experience additional costs associated with increased compliance burdens following this decision, and we and our customers face the potential for regulators in the EEA, Switzerland, or the United Kingdom to apply different standards to the transfer of personal data from the EEA, Switzerland, or the United Kingdom to the U.S. and other non-EEA countries, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA, Switzerland, and the United Kingdom to the U.S and other non-EEA countries. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers, or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR, In such cases, we may not be able to find alternative service providers which could limit our ability to process personal data from the EEA, Switzerland, or the United Kingdom and increase our costs.

The United Kingdom left the EU, effective January 31, 2020, known as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. The United Kingdom maintains the Data Protection Act of 2018 and the UK GDPR, which collectively implement and complement the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues, uncertainty remains regarding the future of data protection in the United Kingdom. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K., however, some uncertainty remains. We cannot fully predict how the Data Protection Act, the UK GDPR and other United Kingdom data protection laws or regulations may develop in the medium to longer term, nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated. We continue to monitor and review the impact of any resulting changes to EU, United Kingdom or Swiss law or guidance that could affect our operations. For example, we are evaluating the SCCs and monitoring potential developments with similar clauses for Switzerland and the United Kingdom. We are also evaluating the UK’s Age Appropriate Design Code (AADC), which focuses on online safety and protection of children’s privacy online. The AADC will become effective September 2, 2021 and noncompliance with the code may result in further audits by the U.K.’s Information Commissioner Office (ICO), the regulatory body set up to uphold information rights, and other EU regulators as noncompliance with the AADC may indicate noncompliance with the GDPR. The ICO continues to engage with industry leaders to interpret the code and help companies get into compliance with the new code. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and laws and regulations of applicable EU Member States and the United Kingdom relating to privacy and data protection in connection with any measures we take to comply with them.
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

In addition, the CCPA went into effect in January 2020 (implementing regulations effective in August 2020), which established a new privacy framework for covered businesses such as ours, requiring us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA comes into effect on January 1, 2023, which, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. The enactment of the CCPA has prompted similar legislative developments in other states in the U.S., such as Virginia, which in March 2021 enacted a Consumer Data Protection Act that will go into effect January 1, 2023, and Colorado, which in June 2021 enacted a Colorado Privacy Act that will go into effect July 1, 2023. Similar laws are being considered by other state legislatures. These developments create the potential for a patchwork of overlapping but different state laws. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business. The potential effects of this legislation are far-reaching and may require us to modify data processing practices and policies, incur substantial costs and expenses in an effort to comply, or restrict our operations.

We take reasonable efforts to comply with all applicable laws, policies, legal obligations and certain industry codes of conduct relating to privacy, data security, and data protection. However, it is possible that the obligations imposed on us by applicable privacy, data security, and data protection laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices in other jurisdictions. Additionally, due to the nature of our service, we are unable to maintain complete control over data security or the implementation of measures that reduce the risk of a data security incident. For example, our customers may accidentally disclose their passwords or store them on a mobile device that is “Sim swapped,” lost or stolen, creating the perception that our systems are not secure against third-party access. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our other policies or obligations relating to privacy, data security or data protection, or any actual or perceived compromise of security, including any such compromise that results in the unauthorized release or transfer of personally identifiable information or other user, developer or creator data, may result in governmental investigations and enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others and could cause our developers, creators, and users to lose trust in us, any or all of which could have an adverse effect on our business, financial condition or results of operations.
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
We are subject to a variety of laws in the U.S. and abroad that affect our business. As a global platform with users in over 180 countries, we are subject to a myriad of regulations and laws regarding consumer protection, including the use of gift cards, advertising, electronic marketing, protection of minors, privacy, data security, data protection and data localization requirements, online services, anti-competition, freedom of speech, labor, real estate, taxation, intellectual property ownership and infringement, tax, export and national security, tariffs, anti-corruption and telecommunications, all of which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the U.S., and compliance with laws, regulations and similar requirements may be burdensome and expensive. Laws and regulations may be inconsistent from jurisdiction to jurisdiction, which may increase the cost of compliance and doing business and expose us to possible litigation, penalties or fines. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could make our platform less attractive to our users, developers or creators or cause us to change or limit our ability to sell our platform. We have policies and procedures designed to ensure compliance with applicable laws and regulations, but we cannot assure you that we will not experience violations of such laws and regulations or our policies and procedures.
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
Our success relies in part on the ability of developers and creators to drive engagement with content that is challenging, engaging, fun, interesting, and novel. Developers and creators are responsible for clearing the rights to all of the content they upload to our service, but some developers or creators may upload content that infringes the terms and rights of third parties in violation of our terms of use. We rely upon legal protections in various jurisdictions to protect us from claims of monetary damages for content that is uploaded to and stored on our system at the direction of our users but those protections may change or disappear over time, increasing our exposure for claims of copyright or other intellectual property infringement. If we should lose or fail to qualify for statutory or other legal protections that immunize us from monetary damages for intellectual property infringement, the damages could be significant and have a material impact on our business. While we have implemented measures designed to limit our exposure to claims of intellectual property infringement, intellectual property owners may allege that we failed to take appropriate measures, to prevent infringing activities on our systems, that we turned a blind eye to infringement, or that we facilitated, induced or contributed to infringement.

Even though we are not required to monitor uploaded content for copyright infringement in the U.S., we have chosen to do so through the services of a third-party audio monitoring service. We now monitor all uploaded sound recordings to exclude recordings owned or controlled by the major record labels. These record labels register certain of their content with our service provider. When audio is uploaded to our platform, we check the service provider’s system to exclude recordings owned or controlled by these record labels from being published on our platform. If our monitoring proves ineffective or we cease to rely upon a third-party monitoring service to exclude certain content from our platform, our risk of liability may increase. Certain record companies and music publishers, either directly or through their authorized representatives, also maintain that we are subject to liability for allegedly infringing content that was uploaded to and may continue to exist on our platform and have stated that they may seek damages for such infringement. For example, a number of entities claiming to own or control the rights to musical compositions, including Universal Music Corp., through a coordinated effort of the National Music Publishers Association, filed a lawsuit against us on June 9, 2021, or the NMPA Lawsuit, in the U.S. District Court for the Central District of California, alleging that we engaged in copyright infringement by using certain musical compositions on our Platform without necessary licenses. We vigorously dispute the claims of infringement but could be subject to an adverse judgment in the NMPA Lawsuit, or any other litigation filed against us, or be forced to settle any claims for an as-yet undetermined amount. Depending on how such claims are resolved, the impact on us could be material.
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
We have been and may in the future become subject to intellectual property disputes, and may become subject to liability, costs, and awards of damages and/or injunctive relief as a result of these disputes. The NMPA Lawsuit is an example of a current intellectual property dispute. Our success depends, in part, on our ability to develop and commercialize our platform without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, there is no assurance that our technologies or platform will not be found to infringe, misappropriate or otherwise violate the intellectual property rights of third parties. We also have agreements with third parties to manufacture and distribute merchandise based on user content on our platform, and there is a possibility that such content could be found to be infringing. Lawsuits are time-consuming and expensive to resolve and they divert management’s time and attention. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. Companies in the internet, technology, and gaming industries own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain a higher profile, the possibility of intellectual property rights and other claims against us grows. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them.

We have a number of issued patents. We have also filed a number of additional U.S. and foreign patent applications but these applications may not successfully result in issued patents. Any patent litigation against us may involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents and patent applications may provide little or no deterrence as we would not be able to reach meaningful damages if we assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or cease access to our platform or cease business activities related to such intellectual property. In addition, we may need to settle litigation and disputes on terms that are unfavorable to us. We may be required to make substantial payments for legal fees, settlement fees, damages, royalties, license or other fees in connection with a claimant securing a judgment against us. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, or results of operations. Any intellectual property claim asserted against us, or for which we are required to provide indemnification, may require us to do one or more of the following:

•cease selling or using or recall products that incorporate the intellectual property rights that we allegedly infringe, misappropriate, or violate;
•make substantial payments for legal fees, settlement payments, or other costs or damages;
•obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or
•redesign or rebrand the allegedly infringing products to avoid infringement, misappropriation, or violation, which could be costly, time-consuming, or impossible.
Furthermore, certain federal statutes in the U.S. may apply to us with respect to various activities of our users, including the Digital Millennium Copyright Act, or the DMCA, which provides immunity from monetary damages for online service providers such as us for, among other things, infringing content uploaded to our platform by our users provided we comply with certain statutory requirements, and Section 230 of the Communications Decency Act, or the CDA, which addresses blocking and screening of content on the internet and provides immunity to platforms that censor communications that they deem to be inappropriate. For example, we filter communications to eliminate speech we determine to be offensive based on our objective of creating a civil and safe place for all users. Bills have recently been proposed in Congress calling for a range of changes to Section 230 of the CDA which include a complete repudiation of the statute to modifications of it in such a way as to remove certain social media companies from its protection. If Section 230 of the CDA were so repealed or amended, we could potentially be subject to liability if we continue to censor speech, even if that speech were offensive to our users. In addition, certain states have either passed or are debating laws that would create potential liability for moderating or removing certain user content. While we believe these laws are of dubious validity under the U.S. Constitution and in light of Section 230 of the CDA, they nevertheless present some risk to our content-moderation efforts going forward.
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
Prior to the listing of our Class A common stock, there was no public market for shares of our Class A common stock. The market prices of the securities of other newly public companies have historically been highly volatile. The public trading price of our Class A common stock may fluctuate in response to various factors, including those listed in this Quarterly Report on Form 10-Q, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the public trading price of our Class A common stock include the following:

•the number of shares of our Class A common stock made available for trading;
•sales or expectations with respect to sales of shares of our Class A common stock by holders of our Class A common stock;
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us or our failure to meet these estimates or the expectations of investors;
•any plans we may have to provide or not provide financial guidance or projections, which may increase the probability that our financial results are perceived as not in line with analysts’ expectations;
•if we do provide financial guidance or projections, any changes in those projections or our failure to meet those projections;
•announcements by us or our competitors of new services or platform features;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•actual or perceived privacy or security breaches or other incidents;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, services or technologies by us or our competitors;
•new laws or regulations, public expectations regarding new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•any significant change in our management;
•other events or factors, including those resulting from war, incidents of terrorism, pandemics, including the COVID-19 pandemic, wildfires or power outages or responses to these events; and
•general economic conditions and slow or negative growth of our markets.
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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws will contain provisions that may make the acquisition of our company more difficult, including the following:

•any amendments to our amended and restated certificate of incorporation or our amended and restated bylaws will require the approval of at least 662/3% of our then-outstanding voting power;
•our board of directors is classified into three classes of directors with staggered three-year terms and stockholders will only be able to remove directors from office for cause;
•upon the conversion of our Class A common stock and Class B common stock into a single class of common stock, our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;
•our amended and restated certificate of incorporation will not provide for cumulative voting;
•vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;
•a special meeting of our stockholders may only be called by the chairperson of our board of directors, our CEO, our President or a majority of our board of directors;
•certain litigation against us can only be brought in Delaware;
•our amended and restated certificate of incorporation authorizes 100 million shares of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):

•any derivative action or proceeding brought on behalf of us;
•any action asserting a claim of breach of a fiduciary duty;
•any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended from time to time); and
•any action asserting a claim against us that is governed by the internal affairs doctrine.
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
The market price and trading volume for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If any of the analysts who cover us change their recommendation regarding our Class A common stock adversely, provide more favorable relative recommendations about our competitors or publish inaccurate or unfavorable research about our business, the price of our Class A common stock would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which could cause the price and trading volume of our Class A common stock to decline.
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
We are and/or may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, privacy, data security, data protection, product liability, employment, class action, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
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
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None
Item 5. Other Information.
None

Item 6. Exhibits.

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39763	3.1	May 13, 2021
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-39763	3.2	May 13, 2021
4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-250204	4.1	January 8, 2021
4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of January 6, 2021.	S-1/A	333-250204	4.2	January 8, 2021
4.3	Form of Common Stock Warrant issued in connection with an acquisition between the registrant, Jerome Boulon and CaliStream, LLC.	S-1/A	333-250204	4.3	January 8, 2021
4.4	Form of Common Stock Warrant issued to the estate of a former employee on October 21, 2019.	S-1/A	333-250204	4.4	January 8, 2021
10.1	2020 Equity Incentive Plan, as amended, and related form agreements.	S-1/A	333-250204	10.3	January 8, 2021
10.2	2020 Employee Stock Purchase Plan, as amended, and related form agreements.	S-1/A	333-250204	10.6	January 8, 2021
10.3	Outside Director Compensation Policy.	S-1/A	333-250204	10.9	January 8, 2021
10.4*	Fourth Amendment to Office Lease Agreement between the Registrant and Franklin Templeton Companies, LLC, dated June 30, 2021.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Roblox Corporation

Date: August 16, 2021	By:	/s/ Michael Guthrie

Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)