Form 10-Q
period 2021-09-30
Roblox Corp
filed 2021-11-09
CIK 1315098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission File Number: 001-39763
Roblox Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-0991664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
970 Park Place
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 1, 2021, the registrant had 527,498,341 shares of Class A common stock and 51,337,302 of Class B common stock, each with a par value of $0.0001 per share, outstanding.

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
•our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial condition; and
•the increased expenses associated with being a public company.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ROBLOX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	As of
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,925,559	$893,943
Accounts receivable—net of allowances	168,762	246,986
Prepaid expenses and other current assets	37,667	26,274
Deferred cost of revenue, current portion	379,611	256,928
Total current assets	2,511,599	1,424,131
Property and equipment—net	227,330	206,415
Operating lease right-of-use assets	220,404	—
Deferred cost of revenue, long-term	125,643	113,793
Intangible assets, net	63,478	42,326
Goodwill	118,071	59,568
Other assets	5,755	1,567
Total assets	$3,272,280	$1,847,800
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$20,733	$12,012
Accrued expenses and other current liabilities	157,916	65,392
Developer exchange liability	117,756	80,912
Deferred revenue—current portion	1,621,186	1,070,230
Total current liabilities	1,917,591	1,228,546
Deferred revenue—net of current portion	550,118	484,699
Operating lease liabilities	196,447	—
Other long-term liabilities	2,293	22,109
Total liabilities	2,666,449	1,735,354
Commitments and contingencies (Note 11)
Convertible Preferred Stock
Convertible preferred stock, Series A, B, C, D, D-1, E, F, and G $0.0001 par value, zero and 349,522 shares authorized as of September 30, 2021, and December 31, 2020, respectively; zero and 337,235 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively; aggregate liquidation preference of zero and $335,654 as of September 30, 2021, and December 31, 2020, respectively	—	344,827
Stockholders’ Equity (Deficit)
Preferred stock; $0.0001 par value per share; 100,000 and zero shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 5,000,000 and 740,000 authorized as of September 30, 2021, and December 31, 2020, respectively, 578,471 and 201,327 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively; Class A common stock—4,935,000 and 675,000 shares authorized as of September 30, 2021, and December 31, 2020, respectively; 527,134 and 144,039 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively; Class B common stock—65,000 shares authorized as of September 30, 2021, and December 31, 2020, respectively, 51,337 and 57,287 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively
	58	20
Additional paid-in capital	1,434,190	239,792
Accumulated other comprehensive income	112	90
Accumulated deficit	(840,643)	(492,290)
Total Roblox Corporation stockholders’ equity (deficit)	593,717	(252,388)
Noncontrolling interests	12,114	20,007
Total stockholders’ equity (deficit)	605,831	(232,381)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$3,272,280	$1,847,800
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$509,336	$251,914	$1,350,412	$613,876
Cost and expenses:
Cost of revenue(1)	130,015	65,818	344,882	161,280
Developer exchange fees	129,952	85,475	378,604	215,026
Infrastructure and trust & safety	117,387	71,405	320,509	185,878
Research and development	138,245	51,708	359,637	141,366
General and administrative	51,584	16,168	243,637	65,433
Sales and marketing	19,599	12,858	58,591	42,423
Total cost and expenses	586,782	303,432	1,705,860	811,406
Loss from operations	(77,446)	(51,518)	(355,448)	(197,530)
Interest income	28	217	59	1,758
Other income/(expense), net	(770)	1,306	(1,810)	(1,357)
Loss before provision for income taxes	(78,188)	(49,995)	(357,199)	(197,129)
Provision for/(benefit from) income taxes	(998)	19	(976)	25
Consolidated net loss	(77,190)	(50,014)	(356,223)	(197,154)
Net loss attributable to the noncontrolling interest	(3,188)	(1,401)	(7,870)	(2,641)
Net loss attributable to common stockholders	$(74,002)	$(48,613)	$(348,353)	$(194,513)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.26)	$(0.73)	$(1.09)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	575,932	183,454	480,357	177,771

(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
The accompanying notes are an integral part of these condensed consolidated financial statements

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated Net loss	$(77,190)	$(50,014)	$(356,223)	$(197,154)
Other comprehensive income/(loss):
Foreign currency translation adjustments	(4)	52	44	51
Net change in unrealized gains (loss) on available-for-sale marketable securities, net of tax	—	(78)	—	(19)
Other comprehensive income/(loss), net of tax	(4)	(26)	44	32
Total comprehensive loss including noncontrolling interests	(77,194)	(50,040)	(356,179)	(197,122)
Less: net loss attributable to noncontrolling interests	(3,188)	(1,401)	(7,870)	(2,641)
Less: cumulative translation adjustments attributable to noncontrolling interests	(2)	26	22	26
Total comprehensive loss attributable to noncontrolling interests	(3,190)	(1,375)	(7,848)	(2,615)
Total comprehensive loss attributable to common stockholders	$(74,004)	$(48,665)	$(348,331)	$(194,507)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)
Three Months Ended September 30, 2021

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	—	$—	574,595	$57	$1,293,160	$114	$(766,641)	$15,349	$542,039
Issuance of common stock upon exercises of stock options	—	—	2,944	1	9,169	—	—	(45)	9,125
Issuance of common stock in connection with the acquisition of a business	—	—	487	—	31,274	—	—	—	31,274
Issuance of common stock under Employee Stock Purchase Plan	—	—	191	—	11,268	—	—	—	11,268
Stock- based compensation	—	—	—	—	89,319	—	—	—	89,319
Release of restricted stock units	—	—	254	—	—	—	—	—	—
Others	—	—	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	(2)	—	(2)	(4)
Net loss	—	—	—	—	—	—	(74,002)	(3,188)	(77,190)
Balance at September 30, 2021	—	—	578,471	$58	$1,434,190	$112	$(840,643)	$12,114	$605,831
Nine Months Ended September 30, 2021

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	337,235	$344,827	201,327	$20	$239,792	$90	$(492,290)	$20,007	$(232,381)
Issuance of common stock upon exercises of stock options	—	—	27,083	3	51,056	—	—	(45)	51,014
Issuance of common stock in connection with the acquisition of a business	—	—	487	—	31,274	—	—	—	31,274
Issuance of common stock under Employee Stock Purchase Plan	—	—	191	—	11,268	—	—	—	11,268
Issuance of Series H preferred stock, net	11,889	534,286	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with the direct listing	(349,124)	(879,113)	349,124	35	879,078	—	—	—	879,113
Stock- based compensation	—	—	—	—	221,722	—	—	—	221,722
Release of restricted stock units	—	—	258	—	—	—	—	—	—
Others	—	—	1	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	22	—	22	44
Net loss	—	—	—	—	—	—	(348,353)	(7,870)	(356,223)
Balance at September 30, 2021	—	—	578,471	$58	$1,434,190	$112	$(840,643)	$12,114	$605,831
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)
Three Months Ended September 30, 2020

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	349,523	$345,085	182,114	$18	$157,461	$97	$(384,936)	$23,120	$(204,240)
Issuance of common stock upon exercises of stock options	—	—	3,183	1	3,530	—	—	—	3,531
Stock- based compensation	—	—	—	—	13,296	—	—	—	13,296
Other	—	—	—	—	—	(78)	—	—	(78)
Cumulative translation adjustments	—	—	—	—	—	26	—	26	52
Net loss	—	—	—	—	—	—	(48,613)	(1,401)	(50,014)
Balance at September 30, 2020	349,523	$345,085	185,297	$19	$174,287	$45	$(433,549)	$21,745	$(237,453)
Nine Months Ended September 30, 2020

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	324,304	$187,191	166,768	$17	$101,671	$39	$(239,036)	$24,360	$(112,949)
Issuance of common stock upon exercises of stock options	—	—	18,529	2	9,654	—	—	—	9,656
Issuance of Series G preferred stock	23,645	149,669	—	—	—	—	—	—	—
Series D-1 warrants upon exercise of warrants for cash(1)	1,574	8,225	—	—	—	—	—	—	—
Stock- based compensation	—	—	—	—	62,962	—	—	—	62,962
Other	—	—	—	—	—	(19)	—	—	(19)
Cumulative translation adjustments	—	—	—	—	—	25	—	26	51
Net loss	—	—	—	—	—	—	(194,513)	(2,641)	(197,154)
Balance at September 30, 2020	349,523	$345,085	185,297	$19	$174,287	$45	$(433,549)	$21,745	$(237,453)

(1)Exercise of warrants for gross proceeds of $0.1 million and a reclassification of warrant liability fair market value of $8.1 million as of the exercise date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30
	2021	2020
Cash flows from operating activities:
Consolidated net loss	$(356,223)	$(197,154)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	53,439	30,232
Stock-based compensation expense	221,722	62,962
Change in fair value of warrants	—	1,890
Operating lease non-cash expense	31,936	—
Other non-cash charges/(credits)	1,137	1,271
Changes in operating assets and liabilities:
Accounts receivable	77,086	(67,184)
Accounts payable	(230)	6,163
Prepaid expenses and other current assets	(19,501)	(3,549)
Other assets	(4,188)	1,359
Developer exchange liability	36,844	21,623
Accrued expenses and other current liabilities	38,098	10,430
Other long-term liability	(1,022)	2,221
Operating lease liabilities	(24,055)	—
Deferred revenue	616,375	630,870
Deferred cost of revenue	(134,532)	(155,798)
Net cash provided by operating activities	536,886	345,336
Cash flows from investing activities:
Acquisition of property and equipment	(48,331)	(52,262)
Payments related to business combination, net of cash acquired	(45,692)	—
Purchases of short-term investments	—	(5,991)
Maturities of short-term investments	—	54,000
Purchases of intangible assets	(7,856)	(451)
Net cash used in investing activities	(101,879)	(4,704)
Cash flows from financing activities:
Proceeds from issuance of preferred stock for warrant exercises	—	147
Proceeds from issuance of common stock	62,278	9,654
Net proceeds from issuance of preferred stock	534,286	149,669
Net cash provided by financing activities	596,564	159,470
Effect of exchange rate changes on cash and cash equivalents	45	51
Net increase in cash and cash equivalents	1,031,616	500,153
Cash and cash equivalents
Beginning of period	893,943	301,493
End of period	$1,925,559	$801,646
Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for income taxes	—	—
Supplemental disclosure of noncash investing and financing activities:
Fair value of common stock and unregistered restricted stock units issued as consideration for business combination	$31,274	$—
Property and equipment additions in accounts payable and accrued expenses	$32,935	$23,482
Conversion of convertible preferred stock to common stock upon direct listing	$879,113	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Roblox Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Description of Business
Description of Business
Roblox Corporation, or the Company, was incorporated under the laws of the state of Delaware in March 2004. The Company operates a human co-experience platform, or the Platform, or Roblox Platform, where users interact with each other to explore and develop immersive, user-generated, 3D experiences. Upon signing up for Roblox, a user personalizes their unique Roblox identity, or avatar. Users are then free to immerse themselves in experiences on Roblox and can acquire experience-specific enhancements or avatar items in the Company’s Avatar Marketplace using the virtual currency, or Robux. Any user can be a developer or creator on the Company’s platform using Roblox’s free studio of software tools. Developers build the experiences that are published on Roblox and can earn Robux through microtransactions in their experiences, through engagement-based payouts, and by selling virtual items in the Roblox virtual economy.
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
In our opinion, the information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 2021 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other period.
There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the year ended December 31, 2020 included in the Final Prospectus, other than the adoption of accounting pronouncements as described below under the heading “Leases” and "Allowance for doubtful accounts" and in Note 3, “Recent Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements.
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

The Company uses various distribution channels to collect payments from users. As of September 30, 2021, and December 31, 2020, two distribution channels accounted for 53% and 50% of our accounts receivable, respectively. One of the distribution channels accounted for 28% and 25% of our accounts receivable as of September 30, 2021 and December 31, 2020, respectively. The second distribution channel accounted for 25% and 25% of our accounts receivable as of September 30, 2021 and December 31, 2020, respectively.
One distribution channel processed 35% of our overall revenue transactions for each of the three and nine months ended September 30, 2021, and 36% and 35% for the three and nine months ended September 30, 2020, respectively. A second distribution channel processed 19% of our overall revenue transactions for each of the three and nine months ended September 30, 2021 and 19% and 18% for the three and nine months ended September 30, 2020, respectively.
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
The satisfaction of our performance obligation is dependent on the nature of the virtual item purchased and as a result, we categorize our virtual items as either consumable or durable.

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
Stock Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards, including stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance stock units (“PSUs”) granted to employees, directors, and non-employees, and stock purchase rights granted under the 2020 Employee Stock Purchase Plan (“2020 ESPP”) to employees, based on the estimated fair value of the awards on the date of grant.
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

Allowance for doubtful accounts
Accounts receivable represent amounts due to us based on contractual obligations with our customers. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, it records a specific allowance as a reduction to the accounts receivable balance to reduce it to its net realizable value. In addition, the Company holds a reserve for chargebacks based on customer payment history including recent trends and projections, current credit worthiness as well as current and forecasted economic conditions that may affect our customers’ ability to pay. As of September 30, 2021 and December 30, 2020, the Company had $3.1 million and $1.9 million, respectively, reserved in allowance for doubtful accounts.
3. Recent Accounting Pronouncements
JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. The adoption dates discussed below reflect this election. We will cease being an emerging growth company on December 31, 2021, because our gross revenues for the nine months ended September 30, 2021, exceeded $1.07 billion.
Accounting Pronouncements Recently Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses, Topic 326: Measurement of Credit Losses on Financial Instruments,” which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently regarding the treatment of accrued interest, transfers between classifications for loans and debt securities, recoveries and the option to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets at amortized costs. The new standard requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The Company adopted the guidance during the quarter ended September 30, 2021 on a modified retrospective basis as of January 1, 2021. The adoption of this standard did not result in any cumulative effect adjustment on our condensed consolidated financial statements upon adoption as of January 1, 2021.

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
None
4. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing country of users:

	Three Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$345,611	68%	$173,872	69%
Europe	94,522	19	46,398	18
Asia-Pacific, including Australia and New Zealand	37,529	7	19,060	8
Rest of world	31,674	6	12,584	5
Total	$509,336	100%	$251,914	100%

	Nine Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$919,322	68%	$426,289	69%
Europe	252,166	19	110,839	18
Asia-Pacific, including Australia and New Zealand	98,891	7	47,017	8
Rest of world	80,033	6	29,731	5
Total	$1,350,412	100%	$613,876	100%

(1)The Company’s net revenues in the U.S. were 64% of consolidated net revenues for each of the three and nine months ended September 30, 2021, and 65% for each of the three and nine months ended September 30, 2020.
No individual country, other than those disclosed above, exceeded 10% of our total revenue for any period presented.
Durable virtual items accounted for 90% and 88% of Roblox Platform revenue for the three and nine months ended September 30, 2021, respectively and 88% and 87% for the three and nine months ended September 30, 2020, respectively.
Consumable virtual items accounted for 10% and 12% of Roblox Platform revenue for the three and nine months ended September 30, 2021, respectively and 12% and 13% for the three and nine months ended September 30, 2020, respectively.
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

Deferred revenue mostly consists of payments we receive from users in advance of revenue recognition. During the three months ended September 30, 2021 and 2020, $421.9 million and $192.2 million, respectively, of revenue was recognized that was included in the current portion deferred revenue balance at the beginning of the periods. During the nine months ended September 30, 2021 and 2020, $835.2 million and $340.2 million, respectively, of revenue was recognized that was included in the current portion deferred revenue balance at the beginning of the periods.
As of September 30, 2021, the aggregate amount of revenue allocated to unsatisfied performance obligations is included in our deferred revenue balances. As of September 30, 2021, the Company expects to recognize $1,621.2 million, as revenue over the next 12 months, and the remainder thereafter.
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
The Company has operating leases for real estate, and co-located data centers. During the three and nine months ended September 30, 2021, operating lease expense was approximately $13.9 million and $38.7 million, respectively. Variable lease cost, short-term lease cost and sublease income were immaterial during the three and nine months ended September 30, 2021. As of September 30, 2021, $47.4 million was included in accrued expenses and other current liabilities and $196.4 million as long-term operating lease liabilities.

The following table presents maturity of lease liabilities under the Company’s non-cancelable operating leases as of September 30, 2021 (in thousands):

Remainder of 2021	$12,988
2022	57,593
2023	51,745
2024	42,580
2025	34,790
Thereafter	77,953
Total lease payments	$277,649
Less: interest(1)	33,782
Present value of lease liabilities	$243,867

(1)Calculated using the interest rate for each lease.
In addition, the Company has executed operating leases for data centers, colocation space and facilities which have not commenced as of September 30, 2021. The legally binding minimum lease payments for these leases is $133.2 million with lease term ranging between three to ten years.
Of the above, approximately $90.0 million pertains to an amendment signed by the Company on June 30, 2021 for its headquarters office lease to include an additional space of approximately 123,000 square feet for a term of 9 years. The possession of this space is expected to be obtained in the first quarter of 2022.
The following table presents supplemental information for the nine months ended September 30, 2021 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	6.02
Weighted average discount rate	4.0%
Cash paid for amounts included in the measurement of lease liabilities(1)	$38,975
Lease liabilities arising from obtaining new ROU assets	$57,352
(1) Does not include $8.1 million of leasehold incentives received from the landlord.
ASC 840 Disclosures
Prior to the adoption of Topic 842, future minimum lease payments as of December 31, 2020, which were undiscounted, were as follows (in thousands):

2021	$51,397
2022	54,477
2023	47,915
2024	38,970
2025	32,223
Thereafter	55,882
Total lease payments	$280,864

Rent expense for the three and nine months ended September 30, 2020 was $11.1 million and $31.1 million, respectively.

6. Fair Value Measurements
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of Level 1 assets. Level 1 assets include highly liquid money market funds that are included in cash and cash equivalents and the fair value is based on quoted prices in active markets for identical assets or liabilities. As of September 30, 2021, and December 31, 2020, there are no outstanding preferred stock warrants.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 during any of the periods presented below.
A summary of assets, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		Fair Value
		As of
Financial Instrument	Fair Value Hierarchy	September 30, 2021	December 31, 2020
Financial Assets:
Money Market funds classified as cash equivalents	Level 1	$1,582,583	$310,392
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. In light of the COVID-19 pandemic, the Company performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of September 30, 2021.
7. Acquisitions
Guilded Acquisition

On August 16, 2021 (“Acquisition Date”), the Company acquired all outstanding equity interests of Guilded, Inc., (“Guilded”), a privately-held company, that operates a communications platform for connecting gaming communities. The acquisition has been accounted for as a business combination. The Acquisition Date fair value of the consideration transferred was $77.6 million, which consisted of $46.3 million paid in cash and 0.5 million shares of Class A common stock with a fair value of $31.3 million. The aggregate purchase consideration for Guilded was comprised of the following (in thousands):

Fair Value
Cash paid	$46,285
Common stock issued	22,744
Replacement awards attributable to pre-acquisition service	8,530
Total purchase price	$77,559
The acquisition-related costs were not material and were recorded as general and administrative expenses in the Company’s condensed consolidated statements of operations for the three months ended September 30, 2021.
In connection with the acquisition, the Company entered into a stock-based consideration revesting agreement with the Guilded founder. The portion of the fair value of the common stock associated with pre-acquisition service of the Guilded founder represented a component of the total purchase consideration, as presented above. The remaining fair value of $8.5 million of these issued shares was excluded from the purchase price. These shares, which are subject to the recipients’ continued service with the Company, will be recognized ratably as stock-based compensation expense over the requisite service period of 3 years.
The total purchase consideration of the Guilded acquisition was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. Management determined the preliminary fair values based on a number of factors, including a valuation from an independent third-party valuation firm. The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill is attributable to the assembled workforce and anticipated synergies arising from the acquisition. The goodwill recorded in the acquisition is not expected to be deductible for income tax purposes.
The following table summarizes the Company’s preliminary allocation of the purchase consideration based on the fair value of assets acquired and liabilities assumed at the Acquisition Date (in thousands):

August 16, 2021
Cash and cash equivalents	$593
Goodwill	58,503
Identified intangible assets	19,600
Deferred tax liabilities	(999)
Accrued expenses and other current liabilities	(138)
Total purchase price	$77,559
The following table presents details of the identifiable assets acquired at the Acquisition Date (in thousands):

	Carrying Amount	Estimated Useful Life (Years)
Developed Technology	$19,100	5
Trade Name	500	5
Total	$19,600
The Company expects to finalize the allocation of the purchase consideration as soon as practicable, pending finalization of income taxes. The Company currently expects to finalize this allocation during its third quarter ending September 30, 2022.
The acquisition is not material to the Company for the periods presented, and therefore, pro forma information has not been presented.
Other Acquisitions
During the three months ended September 30, 2021, the Company completed two individually immaterial acquisitions. These transactions were accounted for as asset acquisitions as they did not meet the definition of a business. The acquired assets consisted entirely of assembled workforce and have a fair value of $8.5 million with an estimated useful life of 3 years. The aggregate purchase consideration consisted of $8.5 million, paid in cash.
Loom.ai Acquisition
On December 11, 2020, the Company acquired Loom.ai, a privately-held company specializing in real-time facial animation technology for 3D avatars using deep learning, computer vision and visual effects (“VFX”). The acquisition has been accounted for as a business combination. The acquisition date fair value of the consideration transferred was $86.7 million, which consisted of cash and 1.3 million shares of Class A common stock with a fair value of $40.7 million. The aggregate purchase consideration for Loom.ai was comprised of the following (in thousands):

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
In connection with the acquisition, the Company entered into stock-based consideration revesting agreements with the Loom.ai founders. The portion of the fair value of the common stock associated with pre-acquisition service of the Loom.ai founders represented a component of the total purchase consideration, as presented above. The remaining fair value of $9.2 million of these issued shares was excluded from the purchase price. These shares, which are subject to the recipients’ continued service with the Company, will be recognized ratably as stock-based compensation expense over the requisite service period of 3 years.

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
8. Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table represents the changes to goodwill during the nine months ended September 30, 2021 (in thousands):

Carrying Amount
Balance as of December 31, 2020	$59,568
Addition from acquisition	58,503
Balance as of September 30, 2021	$118,071
To date, the Company has zero accumulated impairment loss on goodwill.

Intangible Assets
Intangible assets are carried at cost less accumulated amortization.
The following tables present details of the Company’s intangible assets as of September 30, 2021 and December 31, 2020 (in thousands, except for weighted average data):

	As of September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives
Developed Technology	$62,059	$(7,896)	$54,163
Assembled Workforce	8,500	(250)	8,250
Trade Name	500	(8)	492
Total Intangible Assets	$71,059	$(8,154)	$62,905

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives
Developed Technology	$42,959	$(1,206)	$41,753
Total Intangible Assets	$42,959	$(1,206)	$41,753
The above does not include $0.6 million each of indefinite lived intangible assets as of September 30, 2021 and December 31, 2020.
Amortization expenses are recorded to the appropriate expense categories. Amortization expense was $2.7 million and $6.9 million for the three and nine months ended September 30, 2021, respectively and was immaterial for each of the three and nine months ended September 30, 2020.
See Note 6, “Fair Value Measurements” to the Notes to Condensed Consolidated Financial Statements for more information.
The expected future amortization expenses related to the intangible assets as of September 30, 2021 were as follows (in thousands):

Remainder of 2021	$3,812
2022	15,249
2023	15,249
2024	14,196
2025	11,786
Thereafter	2,613
Total remaining amortization	$62,905
9. Other Balance Sheet Components
The Company had no restricted cash or short-term investments as of September 30, 2021 and December 31, 2020.

Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of,
	September 30, 2021	December 31, 2020
Prepaid Expenses	$35,480	$17,606
Other current assets	2,187	8,668
Total prepaid expenses and other current assets	$37,667	$26,274
Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	As of,
	September 30, 2021	December 31, 2020
Servers and related equipment	$315,266	$264,994
Computer hardware and software	6,923	3,498
Furniture and fixtures	162	162
Leasehold improvement	30,240	27,437
Construction in progress	9,893	294
Total property and equipment	$362,484	$296,385
Less accumulated depreciation and amortization	(135,154)	(89,970)
Property and equipment—net	$227,330	$206,415
Construction in progress includes costs mostly related to leasehold improvements related to the Company’s leased office buildings.
Depreciation expense was $16.3 million and $46.5 million for the three and nine months ended September 30, 2021, respectively and was $11.3 million and $30.0 million for the three and nine months ended September 30, 2020, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of,
	September 30, 2021	December 31, 2020
General accrued expenses	$74,631	$41,699
Short term operating lease liabilities	47,420	—
Other current liabilities	35,865	23,693
Total accrued expenses and other current liabilities	$157,916	$65,392
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
Letters of Credit— The Company has issued letters of credit in connection with our operating leases. The Company has not drawn down from the letters of credit and had $9.9 million available in aggregate as of each of the periods ended September 30, 2021, and December 31, 2020.

Legal Proceedings—The Company is and, from time to time may in the future become, involved in legal proceedings in the ordinary course of business. In accordance with GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, the Company accrues the most likely amount in the range. If no amount within the range is considered a better estimate than any other amount, the low end of the range is accrued. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required.

On June 9, 2021, a number of entities claiming to own or control the rights to musical compositions, including Universal Music Corp., through a coordinated effort of the National Music Publishers Association, filed a lawsuit against the Company (“NMPA Lawsuit”), in the U.S. District Court for the Central District of California, captioned ABKCO Music, Inc.; Big Machine Music, LLC; Boosey & Hawkes, Inc.; Cherio Corporation; Concord Music Publishing LLC; Concord Music Group, Inc.; Downtown Music Publishing LLC; Hipgnosis SFH I Limited; Hipgnosis Songs Group, LLC; Kobalt Music Publishing America, Inc.; MPL Communications, Inc.; MPL Music Publishing, Inc.; Panther Music Corp.; Peer International Corporation; Peermusic Ltd.; Peermusic III, Ltd.; Polygram Publishing, Inc.; Rodgers & Hammerstein Holdings LLC; Pulse 2.0, LLC; Reservoir Media Management, Inc.; Songs of Peer, Ltd.; Songs of Universal, Inc.; Southern Music Publishing Co., Inc.; Spirit Music Holdings, Inc.; Universal Music – MGB NA LLC; Universal Music – Z Tunes LLC; Universal Music Corp.; Universal Music Publishing, Inc.; Universal Musica, Inc., Plaintiffs v. Roblox Corporation, Defendant, alleging that the Company engaged in copyright infringement by using certain musical compositions on its Platform without necessary licenses. During the quarter ended September 30, 2021, the Company entered into a settlement agreement regarding the NMPA lawsuit which settled the matter between the Company and the Plaintiffs. The cost of the settlement was fully accrued in the quarter ended June 30, 2021 and was subsequently paid in the quarter ended September 30, 2021.

In addition, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business.

As of September 30, 2021, the Company has accrued for immaterial losses related to those litigation matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated. The Company considered the progress of these cases, the opinions and views of its legal counsel and outside advisors, its experience and settlements in similar cases, and other factors in arriving at the conclusion that a potential loss was probable. The Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings. Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty and the ultimate resolution of one or more of these matters could ultimately have a material adverse effect on our operations.

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
Other Contractual Commitments—Other contractual commitments primarily consists of contracts associated with data center and IT operations. There were no material contractual obligations that were entered into during the three months ended September 30, 2021 that were outside the ordinary course of business.
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
Common Stock —The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of September 30, 2021, the Company is authorized to issue 4,935.0 million shares of Class A common stock and 65.0 million shares of Class B common stock. Holders of Class A common stock and Class B common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s board of directors, subject to the rights of the holders of the Company’s convertible preferred stock. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 20 votes per share. Each share of our Class B common stock is convertible into one share of our Class A common stock at any time and will convert automatically upon certain transfers and upon the earliest of (i) the date that is specified by the affirmative vote of the holders of two-thirds of the then-outstanding shares of Class B common stock, (ii) the date on which less than 30% of the Class B common stock that was outstanding on March 2, 2021 continues to remain outstanding, (iii) March 10, 2036, (iv) nine months after the death or permanent disability of Mr. Baszucki, and (v) nine months after the date on which Mr. Baszucki no longer serves as our CEO or as a member of our board of directors. Class A common stock and Class B common stock are not redeemable at the option of the holder.
2.3 million and 6.0 million shares of Class B common stock held by entities affiliated with David Baszucki, Founder, President, CEO and Chair of our board of directors were converted to Class A common stock during the three and nine months ended September 30, 2021.
Class A and Class B common stock are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted.

The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of
	September 30, 2021	December 31, 2020
Stock options outstanding	69,847	98,502
RSUs outstanding	10,844	3,061
PSUs outstanding	11,500	—
Shares available for issuance under Equity Incentive Plan	57,481	15,448
2020 ESPP	5,809	—
Stock Warrants outstanding	324	324
Unregistered restricted stock awards outstanding	500	388
Convertible Preferred Stock outstanding	—	337,235
Total	156,305	454,958
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
Stock-based compensation expense
Stock-based compensation expense included in the condensed consolidated statements of operations data above was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Infrastructure and trust & safety	$8,597	$1,623	$22,082	$5,342
Research and development	56,423	8,515	139,643	29,195
General and administrative	20,963	2,437	51,139	22,741
Sales and marketing	3,336	721	8,858	5,684
Total stock-based compensation	$89,319	$13,296	$221,722	$62,962
The stock-based compensation expense related to equity awards granted to non-employees for the three and nine months ended September 30, 2021 and 2020 was not material.
Options
As of September 30, 2021, the Company had $180.1 million of unrecognized stock-based compensation related to unvested options, which will be recognized over a weighted-average remaining requisite service period of 2.9 years.

The following table summarizes the Company’s stock option activity:

	Options Outstanding
	Number of Shares Subject to Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balances as of December 31, 2020	98,502	$2.55	7.76	$3,838,994
Granted	—	—
Cancelled	(1,572)	$4.01
Exercised	(27,083)	$1.88
Balances as of September 30, 2021	69,847	$2.77	7.19	$5,083,399
Vested and exercisable as of September 30, 2021	37,102	$1.75	6.35	$2,738,124
Vested and expected to vest at September 30, 2021	69,847	$2.77	7.19	$5,083,399
No options were granted during the three and nine months ended September 30, 2021.
The following table summarizes the Company’s restricted stock units and unregistered restricted stock awards (unregistered RSAs) activity:

	Restricted Stock Units		Restricted Stock Awards
	Number of Shares	Weighted- Average grant date fair value	Number of Shares	Weighted- Average grant date fair value
	(in thousands)		(in thousands)
Unvested as of December 31, 2020	3,061	$31.55	388	$37.75
Granted	8,284	$77.85	209	$81.67
Released	(258)	$59.59	(97)	$37.75
Cancelled	(243)	$60.82	—	—
Unvested as of September 30, 2021	10,844	$65.52	500	$56.10
As of September 30, 2021, the Company had $14.9 million of unrecognized stock-based compensation related to unregistered RSAs, which will be recognized over the weighted average remaining requisite service period of 2.6 years. See Note 7, “Acquisitions” to the Notes to Condensed Consolidated Financial Statements for more information.
As of September 30, 2021, the Company had $595.5 million of unrecognized stock-based compensation related to RSUs, which will be recognized over the weighted average remaining requisite service period of 3.4 years.
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
The Company estimated the grant date fair value of the CEO Long-Term Performance Award using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Company Stock Price Hurdles may not be satisfied. The weighted-average grant date fair value of the CEO Long-Term Performance Award was estimated to be $20.19 per share, and the Company estimates that it will recognize total stock-based compensation expense of approximately $232.2 million over the derived service period of each of the seven separate tranches which is between 3.45 – 5.38 years. If the Company Stock Price Hurdles are met sooner than the derived service period, the stock-based compensation expense will be adjusted to reflect the cumulative expense associated with the vested award. The stock-based compensation expense will be recognized if service as the Company’s CEO is provided by Mr. Baszucki over the requisite service period, regardless of whether the Company Stock Price Hurdles are achieved.
The Company recorded $12.3 million and $29.7 million of stock-based compensation expense related to the CEO Long-term Performance Award during the three and nine months ended September 30, 2021. As of September 30, 2021, unrecognized stock-based compensation expense related to the CEO Long-term Performance Award was $202.5 million which will be recognized over the remaining derived service period of the respective tranche.

Employee Stock Purchase Plan
The following table summarizes the weighted-average assumptions used in estimating the fair value of 2020 ESPP for the initial offering period using the Black-Scholes option-pricing model:

	Three and Nine Months Ended
	September 30, 2021
Risk-free interest rate	0.06%	-	0.25%
Expected volatility	46.97%	-	56.91%
Dividend yield	—%
Expected terms (in years)	0.44	-	2.00
The Company recorded $3.1 million and $6.5 million of stock-based compensation expense related to the 2020 ESPP during the three and nine months ended September 30, 2021, respectively.
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
15. Employee Benefit Plan
The Company sponsors a 401(k) defined contribution retirement plan for eligible employees. Under the plan, the Company is required to make a safe harbor contribution of 100% of the employee contributions on the first 3% and 50% of the next 2% for each employee, subject to a maximum total contribution mandated by the IRS. The Company made matching contributions in the amount of $1.8 million and $6.0 million for the three and nine months ended September 30, 2021, respectively and $1.1 million and $3.2 million for the three and nine months ended September 30, 2020, respectively.
16. Joint Venture
In February 2019, the Company entered into a joint venture agreement with Songhua River Investment Limited, or Songhua, an affiliate of Tencent Holdings Ltd., or Tencent, to create Roblox China Holding Corp. (in which Roblox holds a 51% ownership interest). Songhua contributed $50 million in capital in exchange for 49% ownership interest. The business of the joint venture is (either directly or indirectly through the joint venture’s wholly owned subsidiaries) to engage in the development, localization and licensing to Tencent of the Roblox Platform for operation and publication as a game in China, and development, localization and licensing to creators of a Chinese version of the Roblox Studio and also to develop and oversee relations with local Chinese developers.
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
The provision/(benefit) from income taxes for the three and nine months ended September 30, 2021 primarily consisted of net benefits of acquisitions. The provision/(benefit) from income taxes for the three and nine months ended September 30, 2020 was immaterial. The Company continues to maintain a full valuation allowance on its net deferred tax assets as it is more likely than not, the deferred tax assets will not be utilized. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the U.S. and certain foreign losses and foreign tax rate differences.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and diluted net loss per share
Numerator
Net loss	$(77,190)	$(50,014)	$(356,223)	$(197,154)
Less: net loss attributable to noncontrolling interest	(3,188)	(1,401)	(7,870)	(2,641)
Net loss attributable to common stockholders	$(74,002)	$(48,613)	$(348,353)	$(194,513)
Denominator
Weighted-average common shares used in per share computation, basic and diluted	575,932	183,454	480,357	177,771
Net loss per share, basic and diluted	$(0.13)	$(0.26)	$(0.73)	$(1.09)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2021 and September 30, 2020 because including them would have been anti-dilutive are as follows (in thousands):

	As of Three and Nine Months ended September 30,
	2021	2020
Stock options outstanding	69,847	101,341
RSUs outstanding	10,844	—
Stock warrants outstanding	324	260
Convertible Preferred Stock outstanding	—	349,522
Unregistered restricted stock awards outstanding	500	—
2020 ESPP	678	—
Total	82,193	451,123
The CEO Long-Term Performance Award is excluded from the above table because the Company Stock Price Target had not been met as of September 30, 2021.

19. Subsequent Events
On October 29, 2021, the Company issued 3.875% fixed rate senior notes with an aggregate principal amount of $1.0 billion due 2030 (the “2030 Notes”). The 2030 Notes were issued at 100% of principal and the Company incurred approximately $12.6 million for debt issuance costs. Interest on the 2030 Notes is payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2022, and the entire outstanding principal amount of the 2030 Notes is due at maturity on May 1, 2030. The Company may redeem the 2030 Notes in whole or in part at any time at the applicable redemption prices set forth in the indenture that governs the 2030 Notes (the “Indenture”). Upon the occurrence of a change of control triggering event (as defined in the Indenture), the Company will be required to offer to repurchase the 2030 Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date. The 2030 Notes are unsecured obligations and the Indenture contains customary events of default and covenants that, among others and subject to exceptions, restrict Company's ability and the ability of our domestic restricted subsidiaries to create certain liens, enter into certain sale and lease-back transactions, and consolidate or merge with or into, or sell substantially all of Company's assets to, another person and the ability of Company's domestic restricted subsidiaries to incur or guarantee additional indebtedness.

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
Our Roblox human co-experience Platform consists of the Roblox Client, the Roblox Studio, and the Roblox Cloud. Roblox Client is the application that allows users to explore 3D digital worlds. Roblox Studio is the free toolset that allows developers and creators to build, publish, and operate 3D experiences and other content accessed with the Roblox Client. Roblox Cloud includes the services and infrastructure that power our human co-experience Platform.
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
Recent Developments
On August 16, 2021, we acquired Guilded, a privately-held company, which operates a communications platform for connecting gaming communities. The acquisition has been accounted as a business combination. The acquisition date fair value of the consideration transferred was $77.6 million, which consisted of cash and 0.5 million shares of Class A common stock with a fair value of $31.3 million and $46.3 million paid in cash.
On October 29, 2021, we issued $1.0 billion aggregate principal amount of 2030 Notes, in a private placement for net proceeds of approximately $987.4 million. We intend to use the net proceeds from this offering for general corporate purposes, which may include production and development, capital expenditures, investments, working capital, and potential acquisitions and strategic transactions.
Key Metrics
We believe our performance is dependent upon many factors, including the key metrics described below that we track and review to measure our performance, identify trends, formulate financial projections, and make strategic decisions.

Operating Metrics
We manage our business by tracking several operating metrics, including daily active users, or DAUs, hours engaged, and average bookings per DAU, or ABPDAU. As a management team, we believe each of these operating metrics provides useful information to investors and others. For definition of these metrics, refer to the section titled “Special Note Regarding Operating Metric.”
Daily Active Users
We define a DAU as a user who has logged in and visited Roblox through our website or application on a unique registered account on a given calendar day. We track DAUs as an indicator of the size of the audience engaged on our Platform. DAUs are also broken out by geographic region to help us understand the global engagement on our Platform.

Daily Active Users
Global
DAUs (in Millions)
0 10 20 30 40 50
Q1'18 Q2'18 Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20 Q1'21 Q2'21 Q3'21
10.3 11.3 12.7 13.7 15.8 17.1 18.4 19.1 23.6 33.4 36.2 37.1 42.1 43.2 47.3

Daily Active Users
US & Canada
DAUs (in Millions)
0 2 4 6 8 10 12 14
Q1'18 Q2'18 Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20 Q1'21 Q2'21 Q3'21
4.4 4.6 5.1 5.0 5.7 6.0 6.7 6.3 7.8 11.4 11.5 11.3 12.6 12.1 12.2

Daily Active Users
Europe
DAUs (in Millions)
0 2 4 6 8 10 12 14
Q1'18 Q2'18 Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20 Q1'21 Q2'21 Q3'21
2.5 2.7 3.1 3.7 4.6 4.8 4.9 5.5 7.0 9.9 10.4 10.9 12.5 11.8 11.9

Daily Active Users
Asia-Pacific
DAUs (in Millions)
0 2 4 6 8 10
Q1'18 Q2'18 Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20 Q1'21 Q2'21 Q3'21
1.4 1.7 1.8 2.1 2.3 2.7 2.8 3.2 3.7 4.6 5.4 5.6 6.5 7.2 9.4

Daily Active Users
Rest of World
DAUs (in Millions)
0 2 4 6 8 10 12 14 16
Q1'18 Q2'18 Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20 Q1'21 Q2'21 Q3'21
2.0 2.3 2.7 2.8 3.3 3.6 4.0 4.1 5.2 7.4 9.0 9.4 10.6 12.1 13.8

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Bookings	$637,833	$496,485	$1,955,590	$1,240,232
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to bookings, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Reconciliation of revenue to bookings:
Revenue	$509,336	$251,914	$1,350,412	$613,876
Add (deduct):
Change in deferred revenue	131,439	246,567	616,375	630,870
Other	(2,942)	(1,996)	(11,197)	(4,514)
Bookings	$637,833	$496,485	$1,955,590	$1,240,232
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

	Nine Months Ended September 30,
	2021	2020
	(dollars in thousands)
Free cash flow	$480,699	$292,623
The following table presents a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(dollars in thousands)
Reconciliation of net cash from operating activities to free cash flow:
Net cash provided by operating activities	$536,886	$345,336
Add (deduct):
Acquisition of property and equipment	(48,331)	(52,262)
Purchases of intangible assets	(7,856)	(451)
Free cash flow	$480,699	$292,623
Acquisition of property and equipment primarily includes servers, infrastructure equipment and tenant improvements.

Adjusted EBITDA

Adjusted EBITDA for purposes of the table below is calculated in accordance with the calculation of “Consolidated EBITDA” as that term is defined in the Indenture governing the 2030 Notes. Adjusted EBITDA is a measure of operating performance as used in certain covenant calculations specified in the Indenture governing the 2030 Notes that is not calculated in accordance with GAAP and may not conform to the calculation of EBITDA in other circumstances. Adjusted EBITDA should not be considered as a substitute for net loss as determined in accordance with GAAP. Management believes that, when considered together with reported amounts, this measure is useful to investors and management in understanding our ongoing operations and operating trends for purposes of analyzing the covenants specified in the Indenture governing the 2030 Notes. This metric should be considered in addition to, and not as a replacement for, the most comparable GAAP measure. Adjusted EBITDA should be read in connection with our financial statements presented in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Adjusted EBITDA	$135,672	$161,045	$505,917	$374,285
The following table presents a reconciliation of consolidated net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Reconciliation of consolidated net loss to adjusted EBITDA:
Consolidated net loss	$(77,190)	$(50,014)	$(356,223)	$(197,154)
Add:
Interest income	(28)	(217)	(59)	(1,758)
Other expense	770	(1,306)	1,810	1,357
Provision (benefit) for income taxes	(998)	19	(976)	25
Depreciation and amortization	19,029	11,380	53,439	30,232
Stock-based compensation expense	89,319	13,296	221,722	62,962
Change in fair value of warrants	—	—	—	1,890
Accretion and amortization on marketable securities	—	17	—	—
Change in deferred revenue	131,439	246,567	616,375	630,870
Change in deferred cost of revenue	(26,669)	(60,356)	(134,532)	(155,798)
Fees related to equity offering	—	1,659	50,586	1,659
Fees related to certain legal settlements	—	—	53,775	—
Adjusted EBITDA	$135,672	$161,045	$505,917	$374,285

Impact of COVID-19

Although the COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020, it has resulted in an increase in our operational performance, cash flows, and financial condition. We experienced an increase in user and bookings growth following the implementation of shelter-in-place orders to mitigate the COVID-19 pandemic. The COVID-19 pandemic accelerated adoption of our Platform, which generated additional opportunities for us. However, this increase in engagement and monetization may be temporary and we have begun to see it moderate as vaccination rates increase, children return to classrooms, and shelter-in-place orders are lifted. The long-term effects of the COVID-19 pandemic on society, and developer, creator and user engagement remain uncertain. There can be no assurance that, as a result of the COVID-19 pandemic or other global economic conditions, users will not reduce their discretionary spending on Robux, will renew their subscriptions or may otherwise increase or maintain their usage of our Platform, which would adversely impact our revenue and financial condition.

In addition, in response to the spread of COVID-19, we required and have continued to require substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate, which represents a significant disruption in how we operate our business. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. We announced our “return to office” plan, which includes shifting to a hybrid model where employees can work from home up to two days a week, that we intend to commence towards the beginning of the first quarter of 2022. Although we have announced a return to office plan, and we expect most of our employees to return to physical offices in the future, the timing, nature and extent of that return remains uncertain.
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
We generate substantially all of our revenue through the sale of virtual items on the Roblox Platform. Users can purchase and spend Robux to obtain virtual items to enhance their social experience on the Roblox Platform. We recognize revenue over the estimated period of time the virtual items are available to the user on the Roblox Platform (estimated average lifetime of a paying user) or at the time the virtual item is consumed. The average lifetime of a paying user is calculated based on the monthly retention data for each paying user cohort. We then calculate the average retention period by determining the weighted-average period paying users have spent on the Platform and are projected to participate in the Roblox environment. The average lifetime for a paying user for the year ended December 31, 2020 and the three and nine months ended September 30, 2021 was 23 months. Revenue is reported net of taxes and estimated chargebacks.
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

Personnel costs include salaries, benefits, travel-related expenses, and stock-based compensation for each expense category, with the exception of cost of revenue and developer exchange fees. In the three months ended September 30, 2021, and 2020, personnel costs were $192.1 million, and $68.1 million, respectively. In the nine months ended September 30, 2021 and 2020, personnel costs were $507.8 million and $209.8 million, respectively.

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
Infrastructure and trust & safety

Infrastructure and trust & safety expenses consist primarily of expenses related to the operation of our data centers and technical infrastructure. These costs include costs to third-party service providers, such as cloud computing or other hosting and data storage, rent and facilities-related expenses for our co-located data centers that we lease and operate, network and bandwidth costs, and depreciation and associated support and maintenance of our servers and infrastructure equipment. In the three months ended September 30, 2021, depreciation related to infrastructure and trust & safety was $15.3 million. The same costs were $10.5 million in the three months ended September 30, 2020. In the nine months ended September 30, 2021, and 2020, depreciation related to infrastructure and trust & safety was $43.6 million and $28.5 million, respectively.

Infrastructure and trust & safety expenses also include personnel costs and allocated overhead for employees and team members whose primary responsibilities relate to supporting our infrastructure and trust & safety initiatives. In the three months ended September 30, 2021, stock-based compensation related to infrastructure and trust & safety was $8.6 million. The same costs were $1.6 million in the three months ended September 30, 2020. In the nine months ended September 30, 2021 and 2020, stock-based compensation related to infrastructure and trust & safety was $22.1 million and $5.3 million, respectively.
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
Research and development
Research and development expenses consist primarily of personnel costs and allocated overhead for our engineering, design, product management, data science, and other personnel engaged in maintaining and enhancing the functionality of the Platform. We plan to increase research and development expenses, both in absolute dollars as well as a percentage of bookings, for the foreseeable future primarily on increased headcount to develop new features, functionality, and innovation of our product.

General and administrative
General and administrative expenses consist primarily of personnel costs and allocated overhead for our finance and accounting, legal, human resources, talent acquisition, and other administrative teams. General and administrative expenses also include professional services fees such as outside legal, accounting, audit, and outsourcing services, and other corporate expenses. We plan to increase general and administrative expenses, both in absolute dollars as well as a percentage of bookings, for the foreseeable future to support the growth of the business and due to costs associated with being a public company, such as increased headcount, enhanced systems, processes, and controls as well as increased expenses in the areas of insurance, compliance, investor relations, and professional services.
Sales and marketing
Sales and marketing expenses consist primarily of user acquisition expenses and personnel costs and allocated overhead for our marketing, business development, and developer relations functions. Other expenses include those associated with market research, branding, public relations, and developer relations programs, including our annual Roblox Developer Conference. We plan to increase the sales and marketing expenses, both in absolute dollars as well as a percentage of bookings, for the foreseeable future primarily on increased headcount to support our developer relations and brand partnership teams.
Interest Income
Interest income consists primarily of interest earned on our cash and cash equivalents.
Other Income/(Expense), net
Other expense for historical periods consisted primarily of changes in the fair value of our outstanding warrants to purchase convertible preferred stock that were remeasured at the end of each reporting period. As of September 30, 2021, there were no outstanding convertible preferred stock warrants. Other expense also includes foreign currency exchange gains and losses.

Provision for (Benefit from) for Income Taxes
Provision (benefit) for income taxes consists primarily of income taxes in foreign jurisdictions and U.S. federal and state income taxes. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be utilized.
Results of Operations
The following table set forth our results of operations for the periods presented in dollars:

	Three Months Ended September 30, 2021		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
Revenue	$509,336	$251,914	$1,350,412	$613,876
Cost and expenses:
Cost of revenue(1)	130,015	65,818	344,882	161,280
Developer exchange fees	129,952	85,475	378,604	215,026
Infrastructure and trust & safety(2)	117,387	71,405	320,509	185,878
Research and development(2)	138,245	51,708	359,637	141,366
General and administrative(2)	51,584	16,168	243,637	65,433
Sales and marketing(2)	19,599	12,858	58,591	42,423
Total cost and expenses	586,782	303,432	1,705,860	811,406
Loss from operations	(77,446)	(51,518)	(355,448)	(197,530)
Interest income	28	217	59	1,758
Other income/(expense), net	(770)	1,306	(1,810)	(1,357)
Loss before provision for income taxes	(78,188)	(49,995)	(357,199)	(197,129)
Provision for/(benefit from) for income taxes	(998)	19	(976)	25
Consolidated net loss	(77,190)	(50,014)	(356,223)	(197,154)
Net loss attributable to the noncontrolling interest(3)	(3,188)	(1,401)	(7,870)	(2,641)
Net loss attributable to common stockholders	$(74,002)	$(48,613)	$(348,353)	$(194,513)
Net loss per share attributable to common stockholders, basic and diluted(4)	$(0.13)	$(0.26)	$(0.73)	$(1.09)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted(4)	575,932	183,454	480,357	177,771

(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
(2)Includes stock-based compensation as follows:

	Three Months Ended September 30, 2021		Nine Months Ended September 30,
	2021	2020	2021	2020
Infrastructure and trust & safety	$8,597	$1,623	$22,082	$5,342
Research and development	56,423	8,515	139,643	29,195
General and administrative	20,963	2,437	51,139	22,741
Sales and marketing	3,336	721	8,858	5,684
Total stock-based compensation	$89,319	$13,296	$221,722	$62,962
During the nine months ended September 30, 2021, we recorded a one time catch-up of stock-based compensation expense of $21.3 million related to the RSUs granted prior to our Direct Listing that vest upon the satisfaction of both the service condition and a liquidity event-related performance vesting condition which was satisfied on the Effective Date. During the nine months ended September 30, 2020, we recorded compensation expense of $35.2 million related to a tender offer conducted by the purchasers of Series F and Series G convertible preferred stock to acquire shares from employees, former employees, and other existing investors. This expense was recorded because the purchasers were our affiliates and the tender was completed at above the then-fair market value. In connection with the tender offer, we waived any rights of first refusal or transfer restrictions applicable to such shares.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost and expenses:
Cost of revenue	26	26	26	26
Developer exchange fees	26	34	28	35
Infrastructure and trust & safety	23	28	24	30
Research and development	27	21	27	23
General and administrative	10	6	18	11
Sales and marketing	3	5	3	7
Total cost and expenses	115	120	126	132
Loss from operations	(15)	(20)	(26)	(32)
Interest income	—	—	—	—
Other income/(expense), net	—	—	—	—
Loss before provision for income taxes	(15)	(20)	(26)	(32)
Provision for/(benefit from) for income taxes	—	—	—	—
Consolidated net loss	(15)	(20)	(26)	(32)
Net loss attributable to the noncontrolling interest	—	(1)	—	—
Net loss attributable to common stockholders	(15)%	(19)%	(26)%	(32)%
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
Revenue	$509,336	$251,914	102%	$1,350,412	$613,876	120%

Revenue in the three months ended September 30, 2021 increased $257.4 million, or 102%, compared to the three months ended September 30, 2020. The increase is primarily due to expansion within our daily paying users, which is measured as the average number of unique paying users for each day during the period. Our number of daily paying users increased 22%, from approximately 555,000 in the three months ended September 30, 2020 to approximately 676,000 in the three months ended September 30, 2021. Bookings per daily paying user increased by 5% over the same period but this trend may not be reflected in the revenue recognized per daily paying user as a substantial portion of revenue recognized each period is from bookings from prior periods. The daily paying user expansion followed existing growth trends, but also benefited from the impact of COVID-19.

Revenue in the nine months ended September 30, 2021 increased $736.5 million, or 120%, compared to the nine months ended September 30, 2020. The increase is primarily due to expansion within our daily paying users, which is measured as the average number of unique paying users for each day during the period. Our number of daily paying users increased 48%, from approximately 457,000 in the nine months ended September 30, 2020 to approximately 675,000 in the nine months ended September 30, 2021. Bookings per daily paying user increased by 7% over the same period but this trend may not be reflected in the revenue recognized per daily paying user as a substantial portion of revenue recognized each period is from bookings from prior periods. The daily paying user expansion followed existing growth trends, but also benefited from the impact of COVID-19 and shelter-in-place orders.

Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$130,015	$65,818	98%	$344,882	$161,280	114%

Cost of revenue increased $64.2 million, or 98%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase is primarily due to an increase of $61.0 million in merchant fees primarily driven by the growth in our bookings. As a percentage of revenue, cost of revenue remained consistent period over period at 26% in each of the three months ended September 30, 2021 and 2020, respectively.

Cost of revenue increased $183.6 million, or 114%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase is primarily due to an increase of $178.0 million in merchant fees primarily driven by the growth in our bookings. As a percentage of revenue, cost of revenue remained consistent period over period at 26% in each of the nine months ended September 30, 2021 and 2020, respectively.
Developer exchange fees

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
Developer exchange fees	$129,952	$85,475	52%	$378,604	$215,026	76%

Developer exchange fees increased $44.5 million, or 52%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Developer exchange fees increased $163.6 million, or 76%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. In both period comparisons above, the increases are primarily driven by the growth in our bookings over the same period and the associated growth in amounts earned by developers and creators due to the growth in bookings. Additionally, we launched premium payouts in the first half of 2020, and have increased those payouts over time, which contributed to an increase in the developer exchange fees as a percentage of bookings. Overall, developer exchange fees track with our overall bookings performance as more users on the Platform and Robux purchased by our users drives more Robux earned by developers and creators.

Infrastructure and trust & safety

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
Infrastructure and trust & safety	$117,387	$71,405	64%	$320,509	$185,878	72%

Infrastructure and trust & safety expenses increased $46.0 million, or 64%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase is primarily due to an increase of $18.3 million related to our data center and technical infrastructure expenses associated with providing the Platform to our users as well as depreciation of our servers and infrastructure equipment and an increase of $15.0 million in customer service and moderation costs to support the growth in users and increased traffic to our Platform. Personnel costs increased $10.7 million to support increased headcount and include a $7.0 million increase in stock-based compensation expense.

Infrastructure and trust & safety expenses increased $134.6 million, or 72%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase is primarily due to an increase of $61.6 million related to our data center and technical infrastructure expenses associated with providing the Platform to our users as well as depreciation of our servers and infrastructure equipment and an increase of $40.5 million in customer service and moderation costs to support the growth in users and increased traffic to our Platform. Personnel costs increased $28.9 million to support increased headcount and include a $16.7 million increase in stock-based compensation expense.

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$138,245	$51,708	167%	$359,637	$141,366	154%

Research and development expenses increased $86.5 million, or 167%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase is primarily due to an increase of $83.0 million of personnel costs, which include a $47.9 million increase in stock-based compensation expense, primarily driven by the growth in headcount and consultants supporting our engineering, design, and product teams to further the development of the Platform. Depreciation and amortization increased by $2.9 million, driven by $2.7 million of amortization of intangible assets from acquisitions.

Research and development expenses increased $218.3 million, or 154%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase is primarily due to an increase of $205.6 million of personnel costs, which include a $110.4 million increase in stock-based compensation expense primarily driven by the satisfaction of the performance vesting condition on outstanding RSUs upon our Direct Listing and $8.1 million in employer taxes associated with equity transactions conducted by our service providers. The increase is also due to growth in headcount and consultants supporting our engineering, design, and product teams to further the development of the Platform. Depreciation increased by $8.0 million, driven by $6.9 million of intangible assets from acquisitions.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
General and Administrative	$51,584	$16,168	219%	$243,637	$65,433	272%

General and administrative expenses increased $35.4 million, or 219%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase is primarily driven by personnel costs, which increased $23.9 million and include a $18.5 million increase in stock-based compensation. The increase is also driven by professional services expenses, which increased $8.0 million, or 326% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. These are costs associated with being a public company and include increased insurance and audit-related fees.

General and administrative expenses increased $178.2 million, or 272%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase is primarily due to an increase of $127.8 million in professional services expenses primarily driven by one-time fees related to the Direct Listing of $50.7 million. The majority of the remaining costs is related to the NMPA lawsuit and other litigations finalized and paid during the period as well as accruals for other litigation and related charges recorded during the period. The increase is also driven by business and finance costs associated with being a public company such as increased insurance and audit-related fees. Personnel costs increased $47.8 million to support increased headcount, which include a $28.4 increase in stock-based compensation expense primarily driven by the satisfaction of the performance vesting condition on outstanding RSUs upon our Direct Listing and $4.9 million in employer taxes associated with equity transactions conducted by our service providers in connection with our Direct Listing.

Sales and marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$19,599	$12,858	52%	$58,591	$42,423	38%

Sales and marketing expenses increased $6.7 million, or 52%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase is primarily due to an increase of $6.4 million in personnel costs, which include increases of $2.6 million in stock-based compensation expense and $1.8 million in contractor costs to support and expand our international and virtual experience initiatives.

Sales and marketing expenses increased $16.2 million, or 38%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase is primarily due to an increase of $16.6 million in personnel costs, which includes $3.3 million in employer taxes associated with employee equity transactions conducted by our service providers in connection with our Direct Listing, and a $5.3 million increase in contractor costs to support and expand our international, virtual experience, and developer initiatives. Other increases include $3.4 million related to marketing and promotional expenses. This is offset by a $3.4 million decrease related to our user acquisition activities.
Interest income, other income/(expense), net, and provision (benefit) for income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
Interest income	$28	$217	(87)%	$59	$1,758	(97)%
Other income/(expense), net	$(770)	$1,306	(159)%	$(1,810)	$(1,357)	33%
Provision for/(benefit from) for income taxes	$(998)	$19	(5,353)%	$(976)	$25	(4,004)%
Interest income decreased $0.2 million and $1.7 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in the prior year. The decrease is primarily due to liquidation of our investments in fiscal year 2020 and decrease in interest rates for the three and nine months ended September 30, 2021 compared to the same periods in the prior year.
Other income/(expense), net changed by $2.1 million and by $0.5 million during the three and nine months ended September 30, 2021, respectively, as compared to the same periods in the prior year. The increase in net expense during three months ended September 30, 2021 compared to the same period in the prior year is due to higher realized and unrealized losses on transactions denominated in foreign currency. The increase in net expense in nine months ended September 30, 2021 was primarily due to higher realized and unrealized losses on transactions denominated in foreign currency of $2.4 million which was offset by $1.9 million related to loss on re-measurement of preferred stock warrants recorded in the three months ended March 31, 2020, which were no longer outstanding as of December 31, 2020.
Change in provision (benefit) for income taxes for each of the three and nine months ended September 30, 201 compared to the same periods in the prior year is primarily driven by the tax impact of assets acquired on Guided acquisition.
Liquidity and Capital Resources
As of September 30, 2021 and December 31, 2020, our principal sources of liquidity were cash and cash equivalents of $1.9 billion and $893.9 million, respectively, which were held for working capital purposes.
Since our inception, we have financed our operations primarily through cash generated from operations and, to a lesser extent, sales of convertible preferred stock and borrowings under our credit facilities. We bill and collect payment upfront for our bookings.

On October 29, 2021, we issued $1.0 billion aggregate principal amount of 2030 Notes, in a private placement for net proceeds of approximately $987.4 million.
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
As of September 30, 2021, we have generated losses from our operations as reflected in our accumulated deficit of $840.6 million, and positive cash flows from operating activities for each of the periods presented. A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of bookings for which we have already received cash and, which is recorded as revenue over the estimated average lifetime of a paying user or as the virtual items are consumed.

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
Our principal uses of cash in recent periods have been funding our operations, making capital expenditures and acquisitions.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(dollars in thousands)
Net cash flow provided by (used in):
Net cash provided by operating activities	536,886	345,336
Net cash (used in)/provided by investing activities	(101,879)	(4,704)
Net cash provided by financing activities	596,564	159,470

Operating activities
Our largest source of operating cash is cash collection from sales of Robux to our paying users. Our primary uses of cash from operating activities are for payment processing fees, personnel-related expenses, data center and infrastructure-related operations, and developer exchange fees.
During the nine months ended September 30, 2021, cash provided by operating activities was $536.9 million, which consisted of a net loss of $356.2 million, adjusted by non-cash charges of $308.2 million and net cash inflows from the change in net operating assets and liabilities of $584.9 million. The non-cash charges were primarily comprised of stock-based compensation of $221.7 million and depreciation and amortization of $53.4 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $616.4 million increase in deferred revenue and a $36.8 million increase in developer exchange liability offset by a $134.5 million increase in deferred cost of revenue, all due to increased bookings during the nine months ended September 30, 2021. A majority of our bookings and costs of revenue is deferred over a 23 month period as they pertain to the sale and associated costs pertaining to durable goods. This increase was partially offset by a $77.1 million reduction in the accounts receivable balance due to lower period end bookings in September 2021 compared to December 2020.
During the nine months ended September 30, 2020, cash provided by operating activities was $345.3 million, which consisted of a net loss of $197.2 million, adjusted by non-cash charges of $96.4 million and net cash inflows from the change in net operating assets and liabilities of $446.1 million. The non-cash charges were primarily comprised of stock-based compensation of $63.0 million and depreciation and amortization of $30.2 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $630.9 million increase in deferred revenue and a $21.6 million increase in developer exchange liability offset by a $155.8 million increase in deferred cost of revenue and a $67.2 million increase in accounts receivable, all due to increases in bookings.
Investing activities
During the nine months ended September 30, 2021, cash used in investing activities was $101.9 million, primarily consisting of cash used in capital expenditures of $48.3 million, payment made for acquired business (net of cash acquired) of $45.7 million and payments related to purchase of intangible assets of $7.9 million.
During the nine months ended September 30, 2020, cash used in investing activities was $4.7 million, primarily consisting of cash provided by net maturities of marketable securities of $48.0 million cash offset by cash used in capital expenditures and purchase of intangible assets of $52.7 million.
Financing activities
During the nine months ended September 30, 2021, cash provided by financing activities was $596.6 million, consisting of proceeds from issuance of convertible preferred stock of $534.3 million and proceeds of $62.3 million from the exercise of stock options.
During the nine months ended September 30, 2020, cash provided by financing activities was $159.5 million primarily consisting of net proceeds of $149.7 million from the issuance of convertible preferred stock, proceeds of $9.7 million from the exercise of stock options and proceeds of $0.1 million from exercise of preferred stock warrants.
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
In addition to the contractual obligations discussed above, as of September 30, 2021, we had $9.9 million in letters of credit outstanding related to our office facilities in San Mateo, California and data center facilities in Ashburn, Virginia.
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
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We will cease being an emerging growth company on December 31, 2021, because our gross revenues for the nine months ended September 30, 2021, exceeded $1.07 billion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Foreign Currency Exchange Risk
Most of our revenue is generated in U.S. dollars, with the remainder generated in British pounds sterling, Euros, Canadian dollars, and Australian dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S., U.K., Canada, Europe, and China. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our operating results. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market instruments. As of September 30, 2021, we had cash and cash equivalents of $1.9 billion. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Our money market instruments have very low interest rate risk because of their short- term maturities, and we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our CEO and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting identified below in the section entitled “Previously Reported Material Weakness.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
While we have made significant progress in our planned remediation efforts, we may not be able to achieve our objective of completely remediating our existing weakness. Accordingly, until this weakness is remediated, we plan to perform additional analyses and other procedures to ensure that our condensed consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control Over Financial Reporting
Other than the material weakness remediation efforts underway and implementation of internal controls to ensure compliance with the new leasing standard in accordance with Topic 842 effective January 1, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our ability to provide sufficiently reliable services to our developers, creators, and users and maintain the performance of our Platform in the event of outages, constraints, disruptions or degradations in our services and our Platform.
•Because we recognize revenue from bookings over the estimated average lifetime of a paying user or as the virtual items are consumed, changes in our business may not be immediately reflected in our operating results.
•If our business becomes constrained by changing legal and regulatory requirements, in the US or other jurisdictions in which we operate, our operating results will suffer.
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
•Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial condition.
•Any failure to meet our debt obligations could damage our business.

Risks Related to Our Business Generally
We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth or the growth of our market.
We have experienced rapid growth due in part to the COVID-19 pandemic given our users have been online more as a result of global COVID-19 shelter-in-place policies. For example, our bookings increased 171% from the year ended December 31, 2019 to the year ended December 31, 2020. We do not expect these activity levels to be sustained, and our growth rates have recently begun to moderate in certain markets. In future periods we expect growth rates for our revenue to decline, and we may not experience any growth in bookings or our user base during periods where we are comparing against COVID-19 impacted periods (i.e. the three month periods ended March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021 and June 30, 2021, respectively). Our historical revenue, bookings and user base growth should not be considered indicative of our future performance. We believe our overall acceptance, revenue growth and increases in bookings depend on a number of factors, including, but not limited to, our ability to:

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
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $88.1 million, $71.0 million, and $253.3 million for the years ended December 31, 2018, 2019, and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $840.6 million. We also expect our operating expenses to increase significantly in future periods, and if our DAU growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We expect our costs and expenses to increase in future periods as we intend to continue to make significant investments to grow our business, including an expected increase in stock-based compensation expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. In addition to the expected costs to grow our business, we have incurred and also expect to continue to incur significant additional legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
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
•inaccessibility of our Platform, or certain features within our Platform;
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
The outbreak of the novel coronavirus and the COVID-19 disease that it causes evolved into a global pandemic. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we took precautionary measures intended to minimize the risk of the virus to our employees and the communities in which we operate, including temporarily closing our offices worldwide and virtualizing, postponing, or canceling user, developer, creator, employee, or industry events, which may negatively impact our business. We announced our “return to office” plan, which includes shifting to a hybrid model where employees can work from home up to two days a week, that we intend to commence towards the beginning of the first quarter of 2022.
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

For the three months ended September 30, 2021, 35% of our revenue was attributable to Robux sales through the Apple App Store and 19% of our revenue was attributable to Robux sales through the Google Play Store. Because of the significant use of our Platform on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware. Further, we are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various application stores that make our application and experiences available to our developers, creators, and users. These policies and terms of service govern the availability, promotion, distribution, content, and operation generally of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our Platform and those changes may be unfavorable to us and our developers’, creators’, and users’ use of our Platform. If we were to violate, or an operating system provider or application store believes that we have violated, its terms of service or policies, that operating system provider or application store could limit or discontinue our access to its operating system or store. In some cases these requirements may not be clear or our interpretation of the requirements may not align with the interpretation of the operating system provider or application store, which could lead to inconsistent enforcement of these terms of service or policies against us, and could also result in the operating system provider or application store limiting or discontinuing access to its operating system or store. Any limitation on or discontinuation of our access to any third-party platform or application store could adversely affect our business, financial condition or results of operations.
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
For our experiences accessed through mobile platforms such as the Apple App Store and the Google Play Store, we are required to share a portion of the proceeds from in-game sales with the platform providers. For operations through the Apple App Store and Google Play Store, we are obligated to pay up to 30% of any money paid by users to purchase Robux to Apple and Google and this amount could be increased. These costs are expected to remain a significant operating expense for the foreseeable future. If the amount these platform providers charge increases, it could have a material impact on our ability to pay developers and our results of operations. Each provider of an operating system or application store may also change its fee structure, add fees associated with access to and use of its operating system, alter how its customers are able to advertise on their operating system, change or limit how the personal or other information of its users is made available to application developers on their operating system, limit the use of personal information for advertising purposes or restrict how end-users can share information on their operating system or across other platforms.
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
Because we recognize revenue from bookings over the estimated period of time the virtual items are available to the user on the Roblox Platform or as the virtual items are consumed, changes in our business may not be immediately reflected in our operating results.
The majority of the virtual items purchased on the Roblox Platform are durable virtual items, which are recognized ratably over the estimated period of time the virtual items are available to the user (estimated to be the average lifetime of a paying user), which for the year ending December 31, 2020 and the three and nine months ended September 30, 2021 was 23 months. Therefore, much of the revenue we report in each quarter is the result of purchases of Robux during previous periods. Consequently, a decline in purchases of Robux in any one quarter will not be fully reflected in our revenue and operating results for that quarter. Any such decline, however, will negatively impact our revenue and operating results in future quarters. Accordingly, the effect of significant near-term downturns in purchases of Robux for a variety of reasons may not be fully reflected in our results of operations until future periods.

If our business becomes constrained by changing legal and regulatory requirements, our operating results will suffer.
Our future success will depend in part on market acceptance and widespread adoption across demographics and geographies of our Platform over other interactive entertainment offerings. Uncertainty over or changes in laws and regulations with respect to gaming and other interactive entertainment offerings could adversely affect our ability to operate or our developer’s ability to monetize their experiences in some geographies. In addition, the widespread availability of content generated by our developers and creators on our Platform is a newer development and the regulatory framework for broad dissemination of this content is new and evolving. We provide our developers and creators with the ability to publish their content throughout the world, and each country is developing regulations and policies to regulate this new space, including with respect to privacy, data protection, data security, gambling, intellectual property, childhood protection, consumer protection, ratings, and taxes. If we are unable to allow developers and creators to comply with potentially conflicting regulations throughout the world, our ability to execute on our business model would be severely impacted, and our ability to grow our business could be harmed. Changes to these laws, regulations, standards, or obligations could require us to change our business model, take on more onerous obligations, and impact the functionality of our Platform. If we are obligated to fundamentally change our business activities and practices or modify our Platform, we may be unable to make these required changes and modifications in a commercially reasonable manner, or at all, and our ability to further develop and enhance our Platform may be limited. The costs of compliance with, and other burdens imposed by, these laws, regulations, standards and obligations, or any inability to adequately address these, may limit the use of our Platform or reduce overall demand for our Platform, which could harm our business, financial condition and results of operations.
The success of our business model is contingent upon our ability to provide a safe online environment for children to experience and if we are not able to continue to provide a safe environment, our business will suffer dramatically.

Our Platform hosts a number of experiences intended for audiences of varying ages, a significant percentage of which are designed to be experienced by children. As a user generated content platform, it is relatively easy for developers, creators, and users to upload content that can be viewed broadly. We have made significant efforts to provide a safe and enjoyable experience for users of all ages. We invest significant technical and human resources to prevent inappropriate content on the Platform by reviewing all images, audio, video, and 3D models at the time of upload in order to block inappropriate content before users have a chance to encounter it on the Platform. Notwithstanding our efforts, from time to time inappropriate content is successfully uploaded onto our Platform and can be viewed by others prior to being identified and removed by us. In addition, children may attempt to evade our age verification system, which could lead them to be exposed to inappropriate behavior by participating in experiences that are not age appropriate or that feature spatial voice chat. This content could cause harm to our audience and to our reputation of providing a safe environment for children to play online. If we are unable to prevent, or are perceived as not being able to sufficiently prevent, all or substantially all inappropriate content from appearing on our Platform, parents and children will lose their trust in the safety of our Platform, which would harm our overall acceptance by these audiences and would likely result in significantly reduced revenue, bookings, profitability, and ultimately, our ability to continue to successfully operate our Platform.
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
Further, we have faced allegations that our Platform has been used by criminal offenders to identify and communicate with children and to possibly entice them to interact off-Platform, outside of the restrictions of our chat, content blockers, and other on-Platform safety measures. While we devote considerable resources to prevent this from occurring, we are unable to prevent all such interactions from taking place. Any criminal incidents or allegations involving Roblox, whether or not we are directly responsible, could adversely affect our reputation as a safe place for children and hurt our business.

In addition, various local, national, and foreign laws and regulations apply to our operations, including the Children’s Online Privacy Protection Act, or COPPA, in the U.S., Article 8 of the European Union’s, or EU’s, General Data Protection Regulation, or GDPR and similar regulations in other jurisdictions. COPPA imposes strict requirements on operators of websites or online services directed to children under 13 years of age. 49% and 54% of our DAUs were under the age of 13 during the three months ended September 30, 2021 and during the year ended December 31, 2020, respectively. COPPA requires companies to obtain parental consent before collecting personal information from children under the age of 13. Both the U.S. federal government and the states can enforce COPPA and violations of COPPA can lead to significant fines. No assurances can be given that our compliance efforts will be sufficient to avoid allegations of COPPA violations, and any non-compliance or allegations of non-compliance could expose us to significant liability, penalties and loss of revenue, significantly harm our reputation, and could be costly and time consuming to address or defend. To the extent we rely on consent for processing personal data under the GDPR, consent or authorization from the holder of parental responsibility is required in certain cases for the processing of personal data of children under the age of 16, and member states may enact laws that lower that age to 13. If we were found to be in breach of the GDPR, the potential penalties we might face could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
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
We believe that maintaining, protecting and enhancing our reputation and brand is critical to grow the number of developers, creators, and users on our Platform, especially given the safe and civil atmosphere that we strive to achieve for our users, many of whom are children. Maintaining, protecting and enhancing our brand will depend largely on our ability to continue to provide reliable high-quality, engaging and shared experiences on our Platform. If users, developers, or creators do not perceive our Platform to be reliable or of high quality, the value of our brand could diminish, thereby decreasing the attractiveness of our Platform to users.
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

Our users expect fast, reliable, and resilient systems to enhance their experience and support their play as they quickly traverse between and within experiences and acquire virtual items for their avatars or to enhance their experiences, which depends on the continuing operation and availability of our information technology systems from our global network of data centers controlled and operated by us and those of our external service providers, including third-party “cloud” computing services. We also provide services to our developer and creator community through our Platform, including, a developer and creator hub for tutorials, hosting, customer service, regulatory compliance, and translation, among many others. The experiences and technologies on our Platform are complex software products and maintaining the sophisticated internal and external technological infrastructure required to reliably deliver these experiences and technologies are expensive and complex. The reliable delivery and stability of our platform has been, and could in the future be, adversely impacted by outages, disruptions, failures or degradations in our network and related infrastructure or those of our partners or service providers. For example, since our inception we have had approximately one outage each year when the Platform is unavailable for all or some of our users, developers, and creators. Most recently, on October 28, 2021, we experienced an outage on our Platform, which lasted approximately three calendar days. Outages can be caused by a number of factors, including a move to a new technology, the demand on our Platform exceeding the capabilities of our technological infrastructure, delays or failures resulting from earthquakes, adverse weather conditions, other natural disasters, pandemics, power loss, terrorism, geopolitical conflict, other physical security threats, cyber-attacks, or other catastrophic events, the migration of data among data centers and to third-party hosted environments, and issues relating to our reliance on third-party software and third parties that host our Platform in areas where we do not operate our own data centers. Global climate change could also result in natural disasters occurring more frequently or with more intense effects, which could cause business interruptions. The unavailability of our Platform, particularly if outages should become more frequent or longer in duration, could cause our users to seek other entertainment options, including those provided by our competitors, which may adversely affect our financial results. We may also experience a negative impact to our financial results as a result of decreased usage on our Platform or loss of earnings to developers and creators.

In addition to the events described above, our data centers may also be subject to local administrative actions, changes to legal or permitting requirements and litigation that could stop, limit or delay operations. Despite a reliability program focused on anticipating and solving issues that may impact the availability of our Platform and precautions taken at our data centers, such as disaster recovery and business continuity arrangements, the occurrence of spikes in usage volume, the occurrence of a natural disaster, hacking event or act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at our data centers could result in interruptions or delays on our Platform, impede our ability to scale our operations or have other adverse impacts upon our business and adversely impact our ability to serve our developers, creators, and users.
Our developers or users may suffer a variety of outages or disruptions in accessing our Platform for a variety of reasons, including issues with their technology providers. If we or our partners or third party service providers experience outages and our Platform is unavailable or if our developers, creators, and users are unable to access our Platform within a reasonable amount of time or at all, as a result of any such events, our reputation and brand may be harmed, developer, creator and user engagement with our Platform may be reduced, and our revenue, bookings and profitability could be negatively impacted. We do not have full redundancy for all of our systems and our disaster recovery planning may not be sufficient to address all aspects of any unanticipated consequence or incident or allow us to maintain business continuity at profitable levels or at all. Further, in the event of damage or service interruption, our business interruption insurance policies will not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenues, subject us to liability, or otherwise harm our business, financial condition, or results of operations.
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
New features or enhancements and changes to the existing features of our Platform, such as spatial voice and age verification could fail to attain sufficient market acceptance for many reasons, including:

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
We have seen the growth rate of our users fluctuate and expect it to continue to change over time. If we fail to retain users or add new users, or if our users decrease their level of engagement with our Platform, revenue, bookings, and operating results will be harmed.
During the three months ended September 30, 2021, we averaged 47.3 million daily active users, or DAUs. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Our DAU growth rate has fluctuated in the past and may slow in the future due to various factors. Recently we have seen growth rates moderate in certain markets as COVID-19 related shelter-in-place orders are lifted and children return to school. Other factors including: the introduction of new experiences on our Platform, performance issues with our Platform, higher market penetration rates, and competition from a variety of entertainment sources for our users and their time could also cause our growth rates to fluctuate. For example, while our DAUs have grown sequentially on a quarterly basis for the last several years, there have been months where they have not or have grown at a slower pace, often due to seasonal or other factors. Seasonal factors may have been impacted by the COVID-19 pandemic and we expect that seasonality could again cause user activity to decrease, including below historical levels as the impacts of the COVID-19 pandemic, including the widespread rollout of COVID-19 vaccines both globally and within the United States, become clearer. In addition, our strategy seeks to expand the age groups and geographic markets that make up our users, and if and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in DAUs will need to come from other age or geographic cohorts in other markets, which may be difficult, costly or time consuming for us to achieve. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, or we fail to effectively monetize users in certain geographic markets, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
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
The multitude of other entertainment options, online gaming, and other interactive experiences is high, making it difficult to retain users who are dissatisfied with our Platform and seek other entertainment options. Moreover, a large number of our users are under the age of 13. This demographic may be less brand loyal and more likely to follow trends, including viral trends, than other demographics. These and other factors may lead users to switch to another entertainment option rapidly, which can interfere with our ability to forecast usage or DAUs and would negatively affect our user retention, growth, and engagement. We also may not be able to penetrate other demographics in a meaningful manner to compensate for the loss of DAUs in this age group. Falling user retention, growth, or engagement rates could seriously harm our business.
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
We believe that a critical component of our success has been our culture. We have invested substantial time and resources in building out our team with an emphasis on shared values and a commitment to diversity and inclusion. As we continue to grow and develop the infrastructure associated with being a public company, we will need to expend significant efforts to maintain our culture among a larger number of employees dispersed in various geographic regions. Additionally, after over a year of our employees working from home in light of the COVID-19 pandemic, it has been difficult to maintain or enhance our culture. We announced our “return to office” plan, which includes shifting to a hybrid model where employees can work from home up to two days a week, that we intend to commence towards the beginning of the first quarter of 2022. A hybrid model may create challenges, including challenges maintaining our corporate culture, increasing attrition or limiting our ability to attract employees if individuals prefer to continue working full time at home or in the office. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our mission to build a human co-experience platform that supports shared experiences among billions of users.
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
We regularly review metrics, including our DAUs, hours engaged, and average bookings per DAU to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. Our metrics and estimates may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely. If our estimates are inaccurate, then investors will have less confidence in our company and our prospects, which could cause the market price of our Class A common stock to decline, our reputation and brand could be harmed.
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
Robux and digital goods on our Platform have no monetary value outside of our Platform, but users have made and may in the future make unauthorized, fraudulent, or illegal sales and/or purchases of Robux and other digital goods on or off of our Platform, including through unauthorized third-party websites in exchange for real-world currency. For example, some users have made fraudulent use of credit cards owned by others on our Platform to purchase Robux and offer the purchased Robux for sale at a discount on a third-party website. For the three months ended September 30, 2021, total chargeback expense to us from this fraud was approximately 4% of bookings.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, we have identified in the past, and may identify in the future, deficiencies in our controls. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our 2022 Annual Report on Form 10-K.
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
Our commercial agreement with AWS will remain in effect until November 2021. Neither party may terminate the commercial agreement for convenience during its term. We have also recently entered into an enterprise agreement with AWS, which either party may terminate for convenience. In the event that our AWS service agreements are terminated, or there is a lapse of service, elimination of AWS services or features that we utilize, we could experience interruptions in access to our Platform as well as significant delays and additional expense in arranging for or creating new facilities or re-architecting our Platform for deployment on a different cloud infrastructure service provider, which would adversely affect our business, financial condition, and results of operations.
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

The techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Consequently, we may be unable to anticipate these techniques, detect or react in a timely manner, or implement preventive measures, which could result in delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents. The wide availability of open source software used in our Platform could also expose us to security vulnerabilities. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those to secure our product development, test, evaluation, and deployment activities, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. From time to time, we do identify product vulnerabilities, including through our bug bounty program. Although we have policies and procedures in place designed to swiftly characterize the potential impact of such vulnerabilities and develop appropriate patching or upgrade recommendations, and also maintain policies and procedures related to vulnerability scanning and management of our internal corporate systems and networks, such policies and procedures may not be followed or detect every issue.

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

If any unauthorized access to our network, systems or data, including our sensitive and proprietary information, personal data from our users, developers or creators, or other data, or any other security loss or unavailability of, or unauthorized use or disclosure of personal data or any other security breach or incident, or is believed to have occurred, whether as a result of third-party action, employee negligence, error or malfeasance, defects, social engineering techniques, or otherwise, our reputation, brand and competitive position could be damaged, our and our users’, developers’, and creators’ data and intellectual property could potentially be lost or compromised, and we could be required to spend capital and other resources to alleviate problems caused by such actual or perceived breaches or incidents and remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. In the past, we have experienced social engineering attacks, and if similar attacks occur and are successful, this could have a negative impact on our business or result in unfavorable publicity. Additionally, we contract with certain third parties to store and process certain data for us, including our distribution channels, and these third parties face similar risks of actual and potential security breaches, which could present similar risks to our business, reputation, financial condition, and results of operations.

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
We anticipate that our ongoing efforts related to privacy, data protection, safety, data security, and content review will identify additional instances of misuse of user data or other undesirable activity by third parties on our Platform.
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
We operate our Platform throughout the world and are subject to risks and challenges associated with international business. For the three months ended September 30, 2021, approximately 74% of our DAUs and 32% of our revenue was derived from outside the U.S. and Canada region. We intend to continue to expand internationally, and this expansion is a critical element of our future business strategy. While we have a number of developers, creators, and users outside of the U.S., we have limited offices located outside of the U.S. and Canada, and there is no guarantee that our international efforts will be successful. The risks and challenges associated expanding our international presence, having developers, creators, and users outside the U.S. and those that can affect international operations generally and negatively impact our business and results of operations, include:

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
•compliance with multiple, ambiguous, or evolving governmental laws and regulations, including those relating to employment, tax, content regulation, privacy, data protection, anti-corruption, import/export, customs, anti-boycott, sanctions and embargoes, antitrust, data transfer, storage and security, content monitoring, preclusion, and removal, and industry-specific laws and regulations, localization of our services, including translation into foreign languages and associated expenses;
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
The Chinese economic, legal, and political landscape also differs from other countries in many respects, including the level of government involvement and regulation, control of foreign exchange and allocation of resources and uncertainty regarding the enforceability and scope of protection for intellectual property rights. The laws, regulations and legal requirements in China are also subject to frequent changes and the exact obligations under and enforcement of laws and regulations are often subject to unpublished internal government interpretations and policies which makes it challenging to ascertain compliance with such laws. Recently new laws were enacted that limit the time users under the age of 18 can spend on entertainment platforms such as Roblox to one hour each day on Friday, Saturday, Sunday and on certain holidays only. The publishing license granted to Tencent in December 2020 could be withdrawn if we fail to comply with any regulations, which could significantly impair or eliminate the ability to publish and operate Luobulesi in China. Any actions and policies adopted by the Chinese government, particularly with regard to intellectual property rights and internet restrictions for non-Chinese businesses, or any prolonged slowdown in China’s economy, could have an adverse effect on our business, results of operations and financial condition.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. For the three months ended September 30, 2021, approximately 74% of our DAUs and 32% of our revenue was derived from outside the U.S. and Canada region. While we periodically adjust the price of Robux to account for the relative value of this local currency to the U.S. dollar these adjustments are not immediate nor do they typically exactly track the underlying currency fluctuations. As a result, rapid appreciation of the U.S. dollar against these foreign currencies can harm our reported results and cause the revenue derived from our foreign users to decrease. In addition, even if we do adjust the cost of our Robux in foreign markets to track appreciation in the U.S. dollar, such appreciation could increase the costs of purchasing Robux to our users outside of the U.S., adversely affecting our business, results of operations and financial condition.
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

As part of our business strategy, we have made and intend to make acquisitions to add specialized employees and complementary companies, features, and technologies. For example, in 2021, we acquired Guilded, a company that operates a communications platform for connecting gaming communities. In 2020 we acquired Ceebr Limited, a company that operated a platform that teaches children ages 6-13 to design, program, and play their own games and LoomAi Inc., a company that specializes in real-time facial animation technology for 3D avatars. Our ability to acquire and successfully integrate larger or more complex companies, features, and technologies is unproven. In the future, we may not be able to find other suitable acquisition or investment candidates, and we may not be able to complete acquisitions or investments on favorable terms, if at all. The pursuit of potential acquisitions may divert the attention of management and cause us to incur significant expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Our previous and future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by users, developers, creators, partners, or investors. In addition, if we fail to successfully close transactions or integrate new teams into our corporate culture, or integrate the features and technologies associated with these acquisitions, our business could be significantly harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition, including accounting charges which could be recognized as a current period expense. We also may not achieve the anticipated benefits of synergies from the acquired business, may encounter challenges with incorporating the acquired features and technologies into our Platform while maintaining quality and security standards consistent with our brand, or may fail to identify security vulnerabilities in acquired technology prior to integration with our technology and Platform. We may also incur unanticipated liabilities that we assume as a result of acquiring companies, including claims related to the acquired company, its offerings or technologies or potential violations of applicable law or industry rules and regulations arising from prior or ongoing acts or omissions by the acquired business that were not discovered during diligence. We will pay cash, incur debt, or issue equity securities to pay for any acquisitions, any of which could significantly harm our business. Selling equity to finance any such acquisition would also dilute our stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
As of December 31, 2020, we had federal net operating loss carryforwards of $323.3 million, which begin to expire in 2024, state net operating loss carryforwards of $91.6 million, which begin to expire in 2027, and foreign net operating loss carryforwards of $3.0 million, which begin to expire in 2024. Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and other similar provisions. Further, the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid Relief, and Economic Security Act, or the CARES Act, changed the federal rules governing net operating loss carryforwards. Of the $323.3 million of federal net operating losses, $249.8 million is carried forward indefinitely but is generally limited to 80% of taxable income. Further, carryback of net operating losses is generally prohibited for taxable years beginning after December 2020. Our net operating loss carryforwards may also be subject to limitations under state law. For example, California recently enacted legislation suspending the use of net operating loss carryforwards for taxable years 2020, 2021, and 2022 for many taxpayers. Net operating loss carryforwards generated before January 2018 will not be subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period. If our net operating loss carryforwards and other tax attributes expire before utilization or are subject to limitations, our business and financial results could be harmed.
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
Our estimates or judgments relating to our critical accounting policies may be based on assumptions that change or prove to be incorrect, which could cause our results of operations to fall below expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment include those related to revenue recognition, assumptions used for estimating the fair value of common stock to calculate stock-based compensation, capitalization of internal-use software costs, valuation of goodwill and intangible assets, certain accrued liabilities, and valuation allowances associated with income taxes. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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
Governmental agencies in any of the countries in which we, our users, developers, or creators are located could block access to impose restrictions on or require a license for our Platform, our website, operating system platforms, application stores or the internet generally for a number of reasons, including data security, privacy, data protection, confidentiality, or regulatory concerns which may include, among other things, governmental restrictions on certain content in a particular country and a requirement that user information be stored on servers in a country within which we operate. For example, China has recently limited that amount of time users under the age of 18 can spend on gaming platform. The publishing license granted to Tencent in December 2020 from the National Press and Publication Administration of the Chinese government could be withdrawn, which could significantly impair or eliminate the ability to publish and operate Luobulesi in China. Governmental agencies could issue fines or penalties if there are instances where we are found not to have been in compliance with regulations in any of these areas. Users generally need to access the internet, including in geographically diverse areas, and also mobile platforms such as the Apple App Store and the Google Play Store, to engage with experiences on our Platform. If governmental or other entities block, limit or otherwise restrict developers, creators, and users from accessing our Platform, or users from engaging with experiences on our Platform, our business could be negatively impacted, we could be subject to additional fines and penalties, our developers, creators, and users could decline or grow more slowly, and our results of operations could be adversely affected.
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

In July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield framework, which provided companies with one mechanism to comply with data protection requirements when transferring personal data from the EU to the U.S. On September 8, 2020 the Federal Data Protection and Information Commissioner of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield did not provide an adequate level of protection for data transfers from Switzerland to the U.S. pursuant to Swiss data protection law. We rely on alternative data transfer mechanisms such as the EU Commission’s Standard Contractual Clauses, or SCCs, which also underwent some changes. On June 4, 2021, the European Commission published two sets of new SCCs, which began to take effect on June 27, 2021. The old SCCs could still be used for new data transfers during a three-month transition that ended on September 27, 2021. Existing data transfers that rely on the old SCCs can continue to be in effect until December 27, 2022, after which all data transfers must use the new SCCs. Further, data protection authorities may require measures to be put in place in addition to SSCs for transfers to countries outside of the European Economic Area, or EEA, as well as Switzerland and the United Kingdom. Our third-party service providers may be affected similarly by these changes. In addition to other impacts, we may experience additional costs associated with increased compliance burdens following this decision, and we and our customers face the potential for regulators in the EEA, Switzerland, or the United Kingdom to apply different standards to the transfer of personal data from the EEA, Switzerland, or the United Kingdom to the U.S. and other non-EEA countries, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA, Switzerland, and the United Kingdom to the U.S and other non-EEA countries. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers, or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR, In such cases, we may not be able to find alternative service providers which could limit our ability to process personal data from the EEA, Switzerland, or the United Kingdom and increase our costs.

The United Kingdom left the EU, effective January 31, 2020, known as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. The United Kingdom maintains the Data Protection Act of 2018 and the UK GDPR, which collectively implement and complement the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues, uncertainty remains regarding the future of data protection in the United Kingdom. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Such adequacy decision must, however, be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR and other United Kingdom data protection laws or regulations may develop in the medium to longer term, nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated. We continue to monitor and review the impact of any resulting changes to EU, United Kingdom or Swiss law or guidance that could affect our operations. For example, we are evaluating the SCCs and monitoring potential developments with similar clauses for Switzerland and the United Kingdom. We are also evaluating the UK’s Age Appropriate Design Code (AADC), which focuses on online safety and protection of children’s privacy online. The AADC became effective September 2, 2021 and noncompliance with the code may result in further audits by the United Kingdom’s Information Commissioner Office (ICO), the regulatory body set up to uphold information rights, and other EU regulators as noncompliance with the AADC may indicate noncompliance with the GDPR. The ICO continues to engage with industry leaders to interpret the code and help companies get into compliance with the new code. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and laws and regulations of applicable EU Member States and the United Kingdom relating to privacy, data security and data protection in connection with any measures we take to comply with them.

Other jurisdictions have adopted laws and regulations addressing privacy, data protection, and data security, many of which share similarities with the GDPR. For example, Law no. 13.709/2018 of Brazil, the Lei Geral de Proteção de Dados Pessoais (“LGPD”), entered into effect on September 18, 2020, authorizing a private right of action for violations. Penalties may include fines of up to 2% of the organization’s revenue in Brazil in the previous year or 50M reais (approximately $9.3 million U.S. dollars). The LGPD applies to businesses (both inside and outside Brazil) that process the personal data of users who are located in Brazil. The LGPD provides users with the similar rights as the GDPR regarding their data. A Brazilian Data Protection Authority, Brazilian National Data Protection Authority (Autoridade Nacional de Proteção de Dados (“ANPD”)) has been established to provide rules and guidance on how to interpret and implement the LGPD’s requirements, including regarding notice of processing, data transfer requirements, and other compliance obligations, such as security measures, recordkeeping, training, and governance. Additionally, the Personal Information Protection Law (“PIPL”) of the People’s Republic of China (“PRC”), was adopted on August 20, 2021, and went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million renmibi or 5% of a covered company’s revenue in the prior year. Our approach with respect to the LGPD and PIPL may be subject to further evaluation and change, our compliance measures may not be fully adequate and may require modification, we may expend significant time and cost in developing and maintaining a privacy governance program, data transfer or localization mechanisms, or other processes or measures to comply with the LGPD, the PIPL, and any implementing regulations or guidance under these regimes, and we may potentially face claims, litigation, investigations, or other proceedings or liability regarding the LGPD or PIPL and may incur liabilities, expenses, costs, and other operational losses under the LGPD and PIPL and any measures we take to comply with them.

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

We believe we take reasonable efforts to comply with all applicable laws, policies, legal obligations and certain industry codes of conduct relating to privacy, data security, and data protection. However, it is possible that the obligations imposed on us by applicable privacy, data security, and data protection laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices in other jurisdictions. Additionally, due to the nature of our service, we are unable to maintain complete control over data security or the implementation of measures that reduce the risk of a data security incident. For example, our customers may accidentally disclose their passwords or store them on a mobile device that is “SIM swapped,” lost or stolen, creating the perception that our systems are not secure against third-party access. Any failure or perceived failure by us to comply with our privacy policies, our obligations to users or other third parties relating to privacy, data security or data protection, or our other policies or obligations relating to privacy, data security or data protection, or any actual or perceived compromise of security, including any such compromise that results in the unauthorized release or transfer of personally identifiable information or other user, developer or creator data, may result in governmental investigations and enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others and could cause our developers, creators, and users to lose trust in us, any or all of which could have an adverse effect on our business, financial condition or results of operations.
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
It is also possible that a number of laws and regulations may be adopted or construed to apply to us or our users or our developers in the U.S. and elsewhere that could restrict the online and mobile industries, including developer, creator and user privacy, data protection, data security, advertising, user acquisition practices, taxation, content suitability, copyright, distribution and antitrust, and our Platform, experiences or components thereof may be deemed or perceived illegal or unfair practices. Furthermore, the growth and development of electronic commerce and virtual items may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as us and developers, creators, and users conducting business through the internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of in-app purchases, labeling of our free experiences or regulation of currency, banking institutions, unclaimed property, or money transmission may be interpreted to cover experiences made with our technologies and the revenue and bookings that we receive from our Platform. If that were to occur, we may be required to maintain certain records and seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight and other operational requirements, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere, or any withdrawal by us from certain countries because of such actions, would adversely affect our DAUs, including by giving our competitors an opportunity to penetrate geographic markets that we cannot access. As a result, our user growth, retention, and engagement may be significantly harmed.

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
With regard to our international business, we have engaged with business partners and third-party intermediaries to market our solutions and obtain necessary permits, licenses and other regulatory approvals. In addition, we or our employees, agents, representatives, business partners or third-party intermediaries have had direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees, agents, representatives, business partners or third-party intermediaries, even if we do not authorize such activities. As we increase our international sales and business, our risks under these laws may increase.

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

Even though we are not required to monitor uploaded content for copyright infringement in the U.S., we have chosen to do so through the services of a third-party audio monitoring service. We now monitor all uploaded sound recordings to exclude recordings owned or controlled by the major record labels. These record labels register certain of their content with our service provider. When audio is uploaded to our Platform, we check the service provider’s system to exclude recordings owned or controlled by these record labels from being published on our Platform. If our monitoring proves ineffective or we cease to rely upon a third-party monitoring service to exclude certain content from our platform, our risk of liability may increase. Certain record companies and music publishers, either directly or through their authorized representatives, also have claimed that we are subject to liability for allegedly infringing content that was uploaded to and may continue to exist on our Platform and have stated that they may seek damages for such infringement. For example, a number of entities who are members of the National Music Publishers Association (“NMPA”) claimed to own or control the rights to musical compositions, filed a lawsuit against us on June 9, 2021, or the NMPA Lawsuit, in the U.S. District Court for the Central District of California, where they alleged that we engaged in copyright infringement by having used certain musical compositions on our Platform without necessary licenses. The NMPA Lawsuit was dismissed with prejudice on September 20, 2021 pursuant to a settlement agreement wherein it was agreed with both the plaintiffs in the NMPA Lawsuit as well as other NMPA music publishers who opt-in to take part in the settlement agreement, that we would negotiate licenses to musical works owned or controlled by such publishers in good faith for the next six months. During this six month period, such publishers have agreed not to bring any lawsuit or make any claims against us related to copyright infringement for the use of the musical works owned or controlled by these publishers on our Platform. We vigorously dispute claims of infringement and could be subject additional claims in the future. An adverse judgment against us in any such lawsuit could require us to settle any claims for an undetermined amount which could have a material impact on our business, financial condition, or results of operations.
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

Risks Related to the Notes and our Indebtedness

We may not be able to generate sufficient cash to service our debt and other obligations, including our obligations under the 2030 Notes.

Our ability to make payments on our indebtedness, including the 2030 Notes, and our other obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the 2030 Notes, and other obligations.

If we are unable to service our debt and other obligations from cash flows, we may need to refinance or restructure all or a portion of our debt obligations prior to maturity. Our ability to refinance or restructure our debt and other obligations will depend upon the condition of the capital markets and our financial condition at such time. Any refinancing or restructuring could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If our cash flows are insufficient to service our debt and other obligations, we may not be able to refinance or restructure any of these obligations on commercially reasonable terms or at all and any refinancing or restructuring could have a material adverse effect on our business, results of operations, or financial condition.

If our cash flows are insufficient to fund our debt and other obligations and we are unable to refinance or restructure these obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell material assets or operations to meet our debt and other obligations. We cannot assure you that we would be able to implement any of these alternative measures on satisfactory terms or at all or that the proceeds from such alternatives would be adequate to meet any debt or other obligations then due. If it becomes necessary to implement any of these alternative measures, our business, results of operations, or financial condition could be materially and adversely affected.

Our indebtedness could have important consequences to us and the holders of the notes.

Our indebtedness could have important consequences to us and the holders of the 2030 Notes, including the following:

•making it more difficult for us to satisfy our obligations with respect to the 2030 Notes and our other indebtedness;
•requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments on our and our subsidiaries’ debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•requiring us to comply with restrictive covenants in the Indenture that governs the 2030 Notes, which limit the manner in which we conduct our business;
•limiting our flexibility in planning for, or reacting to, changes in the industry in which we operate;
•placing us at a competitive disadvantage compared to any of our less leveraged competitors;
•increasing our vulnerability to both general and industry-specific adverse economic conditions; and
•limiting our ability to obtain additional debt or equity financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing.

General Risks
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and have the option to utilize certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will cease being an emerging growth company on December 31, 2021, because our gross revenues for the nine months ended September 30, 2021, exceeded $1.07 billion.
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

Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company or a non-accelerated filer, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an emerging growth company, we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in our company and the market price of our Class A common stock may be adversely affected. Further, we cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile. We will cease being an emerging growth company on December 31, 2021, because our gross revenues for the nine months ended September 30, 2021, exceeded $1.07 billion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 16, 2021, we issued an aggregate of 487,404 shares of our Class A common stock for an aggregate fair value of $31.3 million in connection with our acquisition of Guilded, a privately-held company, as consideration to certain accredited investors that were former equity holders of Guilded, of which 208,899 shares were issued to a key employee and are subject to certain time and service-based vesting conditions over a period of three years. These shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None
Item 5. Other Information.
None

Item 6. Exhibits.

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39763	3.1	May 13, 2021
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-39763	3.2	May 13, 2021
4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-250204	4.1	January 8, 2021
4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of January 6, 2021.	S-1/A	333-250204	4.2	January 8, 2021
4.3	Form of Common Stock Warrant issued in connection with an acquisition between the registrant, Jerome Boulon and CaliStream, LLC.	S-1/A	333-250204	4.3	January 8, 2021
4.4	Form of Common Stock Warrant issued to the estate of a former employee on October 21, 2019.	S-1/A	333-250204	4.4	January 8, 2021
4.5	Indenture, dated as of October 29, 2021, between Roblox Corporation and U.S. Bank National Association, as Trustee.	8-K	001-39763	4.1	October 29, 2021
4.6	Form of 3.875% Senior Notes due 2030 (included in Exhibit 4.1 of the 8-K filed on October 29, 2021).	8-K	001-39763	4.2	October 29, 2021
10.1	2020 Equity Incentive Plan, as amended, and related form agreements.	S-1/A	333-250204	10.3	January 8, 2021
10.2	2020 Employee Stock Purchase Plan, as amended, and related form agreements.	S-1/A	333-250204	10.6	January 8, 2021
10.3	Outside Director Compensation Policy.	S-1/A	333-250204	10.9	January 8, 2021
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Roblox Corporation

Date: November 9, 2021	By:	/s/ Michael Guthrie

Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)