Form 10-K
period 2021-12-31
Roblox Corp
filed 2022-02-25
CIK 1315098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from XXXX to XXXX
Commission file number 001-04321
______________________________
ROBLOX Corporation
(Exact name of registrant as specified in its charter)
______________________________

Delaware	20-0991664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
970 Park Place, San Mateo, CA	94403
(Address of Principal Executive Offices)	(Zip Code)
(888) 858-2569
Registrant’s telephone number, including area code
______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value of $0.0001 per share	RBLX	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that has prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter (based on a closing price of $89.98 per share on June 30, 2021 as reported on the New York Stock Exchange) was approximately $36.9 billion. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and holders of more than 10% of our common stock of the Registrant as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 17, 2022, the Registrant had 536,422,071 shares of Class A common stock and 51,337,302 of Class B common stock, each with a par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrants’ definitive proxy statement relating to its 2022 annual meeting of shareholders, or the “2022 Proxy Statement”, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “plan,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “shall,” “project,” “contemplate,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•the impact of disruption in supply chains on our ability to expand or increase the capacity of the platform or replace defective equipment;
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
•our ability, through our joint venture, to successfully publish and operate Luobulesi in China;
•our expectations surrounding Robux as an attractive virtual currency and incentives to reinvest Robux in the platform;
•the impact of foreign currency exchange rates on results of operations;
•economic, seasonal, and industry trends;
•our expectations regarding new accounting standards;
•our ability to achieve and maintain effective control over financial reporting;
•our estimates related to stock-based compensation expenses;
•our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial condition; and
•the increased expenses associated with being a public company.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our platform is used. These metrics are determined by using internal data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. This platform tracks user account and session activity. If we fail to maintain an effective analytics platform, our metrics calculations may be inaccurate. These metrics are also determined by certain demographic data provided to us by the user, such as age or gender. If our users provide us with incorrect or incomplete information, then our estimates may be inaccurate.
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
The geographic location data collected is based on the IP address associated with the account when an account is initially registered on Roblox. The IP address may not always accurately reflect a user’s actual location at the time they engaged with our platform. We do not collect the geographic location of our Xbox users, which are grouped into Rest of World DAUs for the purposes of our reporting. The platform data collected is based on the platform associated with the account when an account is initially registered on Roblox. The demographic data collected is self-reported to us and may not always accurately represent the actual attributes of the user.
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

Part I
Item 1. BUSINESS
Overview
The story of Roblox began in 1989 when our founders, David Baszucki and Erik Cassel, programmed a 2D simulated physics lab called Interactive Physics, which would later go on to influence our approach to building the groundwork for Roblox. Students across the world used Interactive Physics to see how two cars would crash, or how they could build destructible houses. In starting Roblox in 2004, we wanted to replicate the inspiration of imagination and creativity we saw in Interactive Physics on a much grander scale by ushering in a new category of human interaction that did not exist at that time.
Today, an average of 49.5 million people from around the world come to Roblox every day to connect with friends. Together, they play, learn, communicate, explore, and expand their relationships in millions of 3D digital worlds that are entirely user-generated, built by our community of millions of active developers. We call this emerging category “human co-experience,” which we consider to be the new form of social interaction we envisioned back in 2004.
Some refer to our category as the metaverse, a term often used to describe the concept of persistent, shared, 3D virtual spaces in a virtual universe. The idea of a metaverse has been written about by futurists and science fiction authors for more than 30 years. With the advent of increasingly powerful consumer computing devices, cloud computing, and high bandwidth internet connections, the concept of the metaverse is materializing.
Our Roblox human co-experience platform consists of the Roblox Client, the Roblox Studio, and the Roblox Cloud. Roblox Client is the application that allows users to seamlessly explore 3D digital worlds. Roblox Studio is the free toolset that allows developers and creators to build, publish, and operate 3D experiences and other content accessed with the Roblox Client. Roblox Cloud includes the services and infrastructure that power our human co-experience platform.
Our mission is to connect a billion people with optimism and civility. We are building a human co-experience platform that enriches the way people connect, create and express themselves through shared experiences. We are constantly improving the ways in which the Roblox Platform, or our Platform, supports shared experiences, ranging from how these experiences are built by an engaged community of developers to how they are enjoyed and safely accessed by users across the globe.
The Roblox Platform has a number of key characteristics:
•Identity. All users have unique identities in the form of avatars that allow them to express themselves as whoever or whatever they want to be. These avatars are portable across experiences.
•Friends. Users interact with friends, some of whom they know in the real world and others who they meet on Roblox.
•Immersive. The experiences on Roblox are 3D and immersive. As we continue to improve the Roblox Platform, these experiences will become increasingly engaging and indistinguishable from the real world.
•Anywhere. Users, developers and creators on Roblox are from all over the world, including North America, Europe, South America, Asia, Australia and Africa. In 2019, we entered into a joint venture agreement with Songhua River Investment Limited, or Songhua, an affiliate of Tencent, to operate a Chinese version of the Roblox Platform. Tencent was granted a license to operate and publish the Chinese version of the Roblox Client under the name “Luobulesi” in December 2020. Currently, Luobulesi is not being offered to users in China. As of December 31, 2021, the Roblox Client operates on iOS, Android, PC, Mac, and Xbox, and supports VR experiences on PC using Oculus Rift and HTC Vive headsets.
•Low Friction. It is simple to set up an account on Roblox, and free for users to enjoy experiences on the platform. Users can quickly traverse between and within experiences either on their own or with their friends. It is also easy for developers to build experiences and then publish them to the Roblox Cloud so that they are then accessible to users on the Roblox Client across all platforms. On behalf of the developers and creators, Roblox also provides critical services such as user acquisition, billing, collections, content moderation, translation, safety, regulatory compliance, and customer support. This makes it easier and simpler for even individual developers and creators and small studios to be successful developers and creators.

•Variety of Content. Roblox is a vast and expanding universe of developer and creator-built content. As of December 31, 2021, there were approximately 29 million experiences on Roblox, and in the year ended December 31, 2021, over 1,900 of those experiences generated more than 1 million hours of engagement in 2021. These ranged from experiences that simulate building and operating a theme park to adopting a pet, scuba diving, creating and playing your own superhero, and more. There are also millions of creator-built virtual items, such as hats, shirts, and pants, with which users can personalize their avatars and 3D virtual items, assets and sounds that creators can incorporate in experiences. Historically, Roblox has also created virtual items with which users can personalize their avatars and these items are still available in the Avatar Marketplace. Our focus today and going forward, however, is on user-generated content.
•Economy. Roblox has a vibrant economy built on a currency called Robux. Users who choose to purchase Robux can spend the currency on experiences and on items for their avatar. Developers and creators earn Robux by building engaging experiences and compelling items that users want to purchase. Roblox enables developers and creators to convert Robux back into real-world currency.
•Safety. Multiple systems are integrated into the Roblox Platform to promote civility and ensure the safety of our users. These systems are designed to enforce real-world laws, and are designed to extend beyond minimum regulatory requirements.
Growth at Roblox has been driven primarily by a significant investment in technology and two mutually reinforcing network effects: content and social.
First, user-generated content, built by our community of developers and creators, powers our Platform. As developers and creators build increasingly high-quality content, more users are attracted to our Platform. The more users on our Platform, the higher the engagement and the more attractive Roblox becomes to developers and creators. With more users, more Robux are spent on our Platform, incentivizing developers and creators to design increasingly engaging content and encouraging new developers and creators to start building on our platform.
Second, our Platform is social. When users join, they typically play with friends. This inspires them to invite more friends, who in turn, invite their friends, driving organic growth. The more friends that each of our users has playing together on the platform, the more valuable and engaging the platform becomes. This drives more users to our Platform through word of mouth from their existing friends on the Platform.
The Roblox Platform combines significant bookings and revenue with strong unit economics, free cash flow generation and high growth.
•As of December 31, 2021, there were approximately 29 million experiences on Roblox, and in the year ended December 31, 2021, over 1,900 of those experiences generated more than 1 million hours of engagement in 2021.
•Daily active users, or DAUs, on Roblox grew 85% from 17.6 million DAUs in 2019 to 32.6 million in 2020 and grew 40% to 45.5 million in 2021.
•Daily paying users on Roblox grew from approximately 184,000 in 2019 to approximately 490,000 in 2020, and approximately 678,000 in 2021.
•Hours engaged on Roblox grew 124% from 13.7 billion in 2019 to 30.6 billion in 2020 and grew 35% to 41.4 billion in 2021.

•Revenue grew 82% from $508.4 million in 2019 to $923.9 million in 2020 and grew 108% to $1,919.2 million in 2021.
•Bookings grew 171% from $694.3 million in 2019 to $1,882.5 million in 2020 and grew 45% to $2,725.7 million in 2021.
•Net loss was $71.0 million, $253.3 million, and $491.7 million in 2019, 2020, and 2021, respectively.
•Net cash provided by operating activities was $99.2 million, $524.3 million, and $659.1 million in 2019, 2020, and 2021, respectively.
•Free cash flow was $14.5 million, $411.2 million, and $558.0 million in 2019, 2020, and 2021 respectively.
See the section titled “Non-GAAP Financial Measures”, within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a reconciliation of each non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with accounting principles generally accepted in the United States of America, or GAAP.
Our Community
Roblox is powered by user-generated content from our community of developers and creators who build immersive and engaging experiences found only on Roblox, as well as the vast majority of the items for customizing avatars. Upon signing up for Roblox, users personalize their avatars by selecting body types, clothes, and gear. Users are then free to immerse themselves in the millions of developer-built experiences. Developers and creators can earn our virtual currency, Robux, through microtransactions in their experiences, by selling virtual items and through engagement-based rewards. Robux can be exchanged for real-world currency through our Developer Exchange Program. This ability to generate income encourages developers and creators to invest in more and better content that attracts more users. As users enjoy our platform with each other and invite more friends to Roblox, developers and creators attract larger audiences and are encouraged to create even more. Many users eventually become developers and creators, and nearly all developers and creators started as users.
Our Users
In the year ended December 31, 2021, 45.5 million average DAUs across over 180 countries enjoyed experiences on Roblox across mobile, desktop and console platforms. Our users are diversified across multiple dimensions, including age, geography, platform, and gender. Each day users can express themselves through their avatars, explore different worlds, and engage with others in the Roblox community. In the year ended December 31, 2021, there were over 1,900 experiences that generated at least 1 million hours of engagement and nearly 350 experiences that generated 10 million hours of engagement or more. During the year ended December 31, 2021, users spent 41.4 billion hours engaged on our Platform, or an average of 2.5 hours per DAU each day. Over the same period, our users explored an average of around 18 different experiences on the Roblox Platform per month.

Breakdown of Our Users(1)
Global DAU = 45.5 million(2)
(1)Refer to “Special Note Regarding Operating Metrics” for details on operating metrics used.
(2)As of year ended December 31, 2021.
Our Developers and Creators
We offer users the ability to build engaging, immersive experiences that they can easily share with the Roblox community. Experiences refer to the various titles that can be enjoyed by our users on our Platform. Users who create experiences are called developers and those who create avatar items are called creators. Developers can also build and sell custom tools and 3D models to help other developers create experiences. Collectively, our developers and creators contribute to our Platform in three ways: by building experiences for users to enjoy, by building avatar items for users to acquire and express themselves with, and by building tools and 3D models for other developers and creators to utilize. In this way, our developers and creators enable us to offer a wide variety of experiences and cost-effectively crowd-source our experiences, marketplace content, and development environment. In the year ended December 31, 2021, we had millions of active developers across more than 170 countries who had either created or updated an experience on the Roblox Platform. Our developer and creator community includes individuals with a wide spectrum of professional capabilities and team sizes, ranging from young students and independent hobbyists, all the way to full-time studios.
We measure the health and success of our developer and creator community based on their earnings and the user engagement in their experiences. As our Platform has scaled, our monetizing developers and creators have enjoyed meaningful earnings expansion over time, reflecting the increasing monetization of our Platform and driving a growing incentive for our developers and creators to continue to build high-quality content.

Developers and creators earn Robux through two main methods on Roblox: (1) through microtransactions on virtual items (both in-experience and in the Avatar Marketplace) and (2) through our engagement-based reward program, or Premium Payouts, which rewards developers based on the number of hours spent in their experiences by Roblox Premium subscribers. There were nearly 1.7 million developers and creators who earned Robux on the Roblox platform in the month ending December 31, 2021, of which over 7,000 developers qualified for and were registered in our Developer Exchange Program and therefore met certain conditions, such as having earned at least 100,000 Robux, a verified developer account, and an account in good standing, and were eligible to exchange their earned Robux for real-world currency. Of such developers and creators, for the year ended December 31, 2021, over 5,500 developers and creators actually exchanged their earned Robux for real-world currency through our Developer Exchange Program. For the same period, there were over 2,200 developers and creators that earned $10,000 or more and over 500 developers and creators that earned $100,000 or more in Robux. On an engagement basis, for the year ended December 31, 2021, there were over 1,900 experiences that generated at least one million hours of engagement per year and nearly 350 experiences that generated ten million hours of engagement or more.

Reward and Experiences Breakdown
We invest in our developer and creator community by providing a comprehensive set of tools and services through Roblox Studio that enable them to easily build, publish, and monetize experiences. In addition, our developer relations function focuses on providing appropriate support for all developers and creators to ensure engagement and growth in our developer and creator community. This includes creating self-guided tutorials, managing and moderating our online developer and creator forums, and operating special programs for aspiring and top developers and creators such as our incubator program and our annual Roblox Developers Conference.
The investment in our developer and creator community has resulted in an ever-changing offering of diverse content for our users to explore and engage in. The chart below on the left shows the percentage of in-experience engagement within the top 1,000 experiences by month from January 1, 2021 to December 31, 2021. In the last twelve months, roughly 90% of our users’ in-experience engagement was distributed across the top 1,000 experiences. The bottom right chart shows the top 100 grossing experiences by month from January 1, 2016 to December 31, 2021. The color coding indicates the year in which each individual experience was created. Between January 1, 2016 and December 31, 2021, approximately half of the highest grossing experiences were made in the prior two years and a third were made in the same year.

Our Products and Technology
The Roblox Platform is the underlying technology and infrastructure that supports shared experiences for an average of 45.5 million DAUs. The platform is composed of three elements:
•Roblox Client—The application that allows users to explore 3D digital worlds.
•Roblox Studio—The free toolset that allows developers and creators to build, publish, and operate 3D experiences and other content accessed with the Roblox Client.
•Roblox Cloud—The services and infrastructure that power the human co-experience platform.
Since our founding, we have invested heavily in building the Roblox Platform, and 74% of our employees are dedicated to maintaining, improving, and expanding it. Here is how our technology supports the key characteristics of the Roblox Platform.
Identity
The Roblox avatar system allows users to create and personalize their unique 3D identities. Our avatar technology supports a wide variety of character styles, ranging from classic “blocky” avatars with minimal motion and unrealistic proportions, to highly detailed stylized avatars with human proportions and realistic movement.
The Roblox Client features the Avatar Editor, which enables users to manipulate the size and body shape of their avatars as well as equip their avatar with clothing, gear, animations, simulated gestures, or emotes, and other accessories from the Avatar Marketplace. Our avatar system allows users to attach practically any accessory to any avatar maximizing the combinatorial variety of avatar configurations supported by the platform. Users manipulate their avatar through a consistent set of controls for emotes, basic movement, and tap-to-move functionality which adapts to dynamically changing virtual environments. The Roblox client normalizes camera and avatar control inputs from different device form factors, including mobile, tablet, PC and game console to simplify the process of building multiplayer, multiplatform, and avatar-based experiences.
Within most experiences, avatars appear exactly how they were configured in the Avatar Editor, creating a sense of persistent identity. However, developers, when designing experiences, have the freedom to dynamically reconfigure all or part of the participating avatars to meet the specific needs of the developer’s virtual experience.
Friends
The Roblox Client allows users to connect through various means, including matching their phone and email, detecting nearby players, or simply meeting in 3D experiences. The social graph created by these connections is stored in the Roblox Cloud and requires mutual opt-in to avoid unwanted communications.
The social graph is central to human co-experience. When a user chooses to join an experience, the Roblox Cloud is designed to automatically place that user into the same virtual environment as others connected through the social graph. In addition, most developers allow users to purchase private servers that allow groups of friends to share an exclusive, invite-only instance of a 3D experience.
The Roblox Platform supports text-based chat among users sharing the same 3D experience and between users connected through the social graph. For safety, every message passes through filters that block personally identifiable information, or PII, profanity, and offensive language. Using advanced pattern matching and machine learning, our chat filters are constantly evolving and process billions of messages per day.
Immersive
The Roblox Platform allows developers to build deeply immersive 3D environments where users can share synchronous experiences with others, independent of where they may be physically. The Roblox Client provides users with intuitive camera and input controls that are tuned for each device’s form factor. By abstracting these controls from developers, the process of building cross platform 3D experiences is greatly simplified.

Developers use Roblox Studio to easily build 3D experiences that are then rendered and simulated on the Roblox Platform. The Roblox Client leverages efficient low-level hardware-specific device APIs, such as Vulkan for Android devices and Metal for Apple devices, to efficiently render those experiences. Each experience combines thousands of meshes, textures, 3D models, and animations that are brought to life through techniques such as physically based rendering, dynamic shadowmap lighting, and fully 3D smooth voxelized terrain.
Each 3D experience is simulated in the Roblox Cloud with a custom physics engine built for rigid body and constraint-based physics. Using a combination of novel mathematical formulations and aggressive optimization, the engine can simulate a large number of complex mechanisms at high levels of fidelity. To achieve an optimal balance between latency, scale, and consistency, computations for the simulation are distributed across Roblox Clients and the Roblox Cloud.
Assets that make up the 3D experience are stored in a persistent tree hierarchy that is the foundation for collaborative editing and interactive multiplayer experiences. The hierarchy can be modified through APIs which serve as a powerful abstraction layer making it easy to create experiences that are consistent across all Roblox Clients, regardless of device type. During simulation, this data is dynamically replicated within the Roblox Cloud and selectively transmitted to Roblox Clients. The Roblox Client then constructs and renders its own view of the 3D experience.
Low Friction
The Roblox Platform gives users the ability to interact with experiences almost instantly, on most popular client devices, and from anywhere in the world over existing broadband and cellular networks. As of December 31, 2021, the Roblox Client operates on iOS, Android, PC, Mac, and Xbox, and supports VR experiences on PC using Oculus Rift and HTC Vive headsets. With Roblox, developers can build an experience once and then expect that experience to operate consistently on all supported devices.
The Roblox Client is designed for the rapid movement of users between experiences. Almost immediately upon launching a new experience, the Roblox Client will begin simulating and rendering the virtual world using a partial representation of the environment at a low level of detail. As more and higher fidelity assets are received by the Roblox Client, the fidelity of the experience automatically improves.
Assets are delivered to the Roblox Client through geographically distributed content delivery networks. The Roblox Cloud determines the format, level of detail, and priority of each asset sent in order to optimize for the capabilities and bandwidth available to the client device. For large experiences, the Roblox Client can dynamically purge unnecessary assets from device memory, ensuring that a single large experience can be played simultaneously on different devices regardless of device memory capacity.

The Roblox Cloud is central to enabling low-latency, responsive gameplay within 3D environments having millions of concurrent players. When a user joins a 3D experience, the Roblox Cloud assigns that user to a particular game instance based on, among other considerations, the user’s social graph, geographic location, spoken language, and age group. When the number of users in a given experience increases, the Roblox Cloud automatically spawns additional server instances necessary to support additional users. The Platform optimally packs these instances onto physical servers and allocates compute resources based on the resource requirements of each instance. Developers can choose to allow up to 100 users within an instance, but may choose fewer to optimize their experience.
Developers have access to high-speed data stores in the Roblox Cloud where information about users and each simulated environment can be persisted. This, along with other services hosted in the Roblox Cloud, make it possible for a developer to build, launch, scale and monetize a 3D experience without any additional tools or services.
The majority of services operated by the Roblox Cloud are hosted in Roblox managed data centers. For some of our high-speed databases, scalable object storage, and message queuing services we leverage Amazon Web Services and, when additional compute resources are required, the Roblox Cloud can leverage Amazon EC2. All servers tasked with simulating the virtual environment and optimizing assets for Roblox Clients are owned by Roblox and operate from data centers and regional PoPs widely distributed across 23 cities in North America, Asia, and Europe. As of December 31, 2021, the Roblox Cloud uses over 40,000 servers. The Roblox Cloud is designed to be fault tolerant and prepared for disaster recovery and we are expanding into multiple availability zones and data centers to improve reliability and fault tolerance.
Data centers in the Roblox Cloud are linked through a high-performance dedicated backbone network bypassing the public internet for server-to-server calls and we operate under an open peering policy where we have direct interconnection with Internet providers globally. Operating our own network maximizes performance and increases the immersiveness experienced by our users.
Variety of Content
Developers and creators build nearly all of the content for the Roblox Platform. Their efforts contribute to an expanding content library that includes approximately 29 million of experiences and millions of items for the Avatar Marketplace as of December 31, 2021.
Developers build, publish, and operate 3D experiences with Roblox Studio, a free suite of tools accessible to all skill levels, from novice to professional. Teams can work together using built-in access control management and collaborative editing. Once content is built, it can be replicated and shared across multiple experiences giving developers the ability to scale their efforts and make rapid updates.
In addition to constructing 3D objects and environments, developers can script complex behaviors into their virtual experience with Roblox Luau. Based on Lua, an interpreted light-weight programming language popular in the gaming industry, Roblox Luau adds an optional static type system and a highly optimized interpreter that maximizes performance on Roblox Clients and in the Roblox Cloud. Using scripts, developers can modify the environment, control object behavior, and create new ways for users to interact with the virtual environment. Within Roblox Studio, developers have access to a powerful script editor which supports autocomplete, debugging, and the ability to emulate the Roblox Client running on supported devices.
Developers can share their work with other developers through the Studio Marketplace. The Studio Marketplace drives collaboration within our developer community, accelerates creation of new experiences, and provides additional ways for developers to monetize their work. As of December 31, 2021, the Studio Marketplace contained millions of models, meshes, textures, scripts, audio clips, developer tools, and packaged combinations of these items.
We provide developers with reference material, tutorials, community forums, and analytics to build their creations. Dev Hub includes reference material, API documentation, and tutorials for developers. Developer Forum is a private forum for qualified developers which provides insight on new features, community initiatives, recruitment opportunities, bug reporting, and direct engagement with our employees. Edu Hub provides content for educators, students, and parents who are using Roblox as a tool to learn coding, 3D design, and digital civility. All developers on the Roblox Platform have access to dashboards that show daily visits and earned Robux. For top developers we provide more robust reporting.

Within the Roblox Client, users find experiences through personalized content recommendations and search. Recommendations are based on past user behavior, the social graph, and basic demographic information collected at signup. An emphasis is always placed on experiences where someone you are connected with is present. The search engine automatically learns user intent, accounting for misspellings, slang, and multilingual queries.
Anywhere
The Roblox Platform serves a global audience. In the year ended December 31, 2021, developers from over 170 countries and users spanning over 180 countries accessed our Platform.
Localization and compliance systems embedded within the Roblox Client and Roblox Cloud help to lower cultural barriers and enable our developers to meet regional requirements with little to no additional effort.
Developers can build experiences in their native language and then, using machine translation and advanced pattern recognition, the Roblox Cloud automatically translates those experiences into 11 languages including simplified Chinese, traditional Chinese, French, German, Indonesian, Italian, Japanese, Korean, Portuguese, Russian, and Spanish. Developers also have the ability to customize all or part of their translations if needed.
To meet an evolving global regulatory environment, the Roblox Client can adjust a user’s experience and available content based on their age, device type, current location and where the client application was obtained. This allows Roblox to dynamically apply relevant content filters, anti-addiction rules, payment limits, and parental consent requirements.
The localization and compliance systems are also central to Luobu, our joint venture with Songhua, which we believe will form the basis of growing our brand penetration in the China market. In December 2020, Tencent received a publishing license from the National Press and Publication Administration of the Chinese government to publish and operate a localized version of the Roblox Client as a game in China under the name “Luobulesi.” The localized version of the Roblox Client, Luobulesi, is not currently being offered to users in China. Luobu is continuing to focus on creating opportunities for local Chinese developers to learn a localized version of Roblox Studio for building and publishing experiences and content on our global Platform. See the section titled “Risk Factors—We may not realize the benefits expected through our China joint venture and the joint venture could have adverse effects on our business.”
Economy
Roblox has a vibrant economy built on a currency called Robux, which can be purchased through the Roblox Client and Roblox website. Roblox works with multiple payment and gift card processors including Amazon, Apple, BlackHawk, ePay, Google, Incomm, PayPal, Vantiv, and Xsolla. Roblox relies on payment processor partners to store account information.
Users can also acquire Robux through a monthly subscription to Roblox Premium. With a subscription, users receive discounted Robux along with access to exclusive or discounted items in the Avatar Marketplace. Developers may also choose to offer additional benefits to active Premium subscribers in the form of discounted virtual merchandise or access to exclusive in-experience features.
Developers and creators earn Robux by selling access to virtual content. Developers can also earn Robux by driving engagement of Premium subscribers through an engagement-based payout system. When Premium subscribers spend time in a developer’s experience, that developer earns a prorated share of the user’s monthly subscription fee. The payout system is designed to protect against fraud and computes a developer’s revenue share on a daily basis. Engagement-based payouts incentivize developers to invest in the engagement of their experiences.
Roblox allows developers and creators to convert earned Robux into the real-world currency of their choice through our Developer Exchange Program. All Developer Exchange Program requests are reviewed on a risk-based approach to mitigate fraud and money laundering. Developers and creators participating in the program are required to create an account with Tipalti, our partner which collects tax information, ensures regulatory compliance, and executes the payouts.

Safety
Multiple systems are integrated into the Roblox Platform to promote civility and ensure the safety of our users. These systems are designed to enforce our policies, protect users’ personal information, and abide by local laws. We leverage text-filtering, content moderation systems, and automated systems to proactively identify behaviors that may violate our policies.
Content submitted by developers and creators, including images, models, meshes, and audio, goes through a multi-step review process before appearing on the platform. Images are evaluated for Child Sexual Abuse Material, or CSAM, using PhotoDNA with flagged images automatically reported to the National Center for Missing and Exploited Children, or NCMEC. Audio files are scanned for IP infringement using Audible Magic. Finally, assets which have not already been flagged for removal are subject to a 100% human review policy. During the year ended December 31, 2021, our human review team evaluated over 140 million assets. Assets refer to images, meshes, audio files, and video files that developers upload to Roblox to include in their experiences.
When experiences are published or updated on the Roblox Platform, they are evaluated by a suite of tools that identify problematic language, potential bypasses to our chat filters, and content that falls outside our policies. A human review team is continuously operating to evaluate flagged experiences. The Roblox Platform includes a suite of anti-intruder technology leveraging machine learning, throttles, and circuit breakers to block automated bot attacks and mitigate the impact of humans who attempt to spam users and disrupt the service. We also leverage automated penetration testing, a bug bounty program, code threat assessments, and vulnerability to management tools to ensure the safety of our users and the platform.
Roblox operates a customer service portal that profiles self-help information along with ways to contact Roblox via email or from within the Roblox Client. In the year ended December 31, 2021, Roblox responded to over 13 million customer inquiries and had a human respond to actionable safety issues generally within 10 minutes of their submission on average.
Safety and Digital Civility
We aspire to build a safe and civil online society. We have no tolerance on our Platform for content or behavior that violates our rules. Safety and civility systems are built into our Platform and apply to every experience. In many instances, our systems extend beyond minimum regulatory requirements.
Our Platform is designed to comply with the Children’s Online Privacy Protection Act, or COPPA, and the General Data Protection Regulation, or GDPR, regulations. We work closely with regulators, authorities, and safety groups in many countries. We endeavor to promptly report any suspected child exploitation or abuse materials to the relevant authorities.
We partner with over 20 leading global organizations focused on child and internet safety, including the WeProtect Global Alliance, Digital Wellness Lab, Family Online Safety Institute, or FOSI, UK Safer Internet Centre, and kidSAFE, among others. We are also a member of various organizations, such as the Association for United Kingdom Interactive Entertainment, or Ukie, and the Technology Coalition, with a goal of cross-industry collaboration, knowledge and technology exchange in areas of user safety, and child safety. For example, we worked with Microsoft on a cross-industry initiative to identify child safety issues. As a member of the Technology Coalition, we are committed to providing transparency and promoting child safety online. We continue to work diligently with other digital platforms to report bad actors and inappropriate content so that they can also take appropriate actions on their platforms.
Our Trust & Safety Systems
We use machine scanning and a dedicated team of human moderators to review content, including images, sound, and video, uploaded into our Platform. Our advanced machine scanning algorithms also review and monitor communications that flow through Roblox to block and protect users from inappropriate behavior, such as questions about personal information and instructions on how to connect on less protective third-party chat applications. The algorithms in our chat filters are age-sensitive: they monitor both what users can say and see based on their ages.

Throughout our site and in-experience, we provide our users with the ability to report activity that they find objectionable. Users can also block or mute players with whom they don’t want to interact. We also provide parents with customizable parental controls to limit or disable online chat or to restrict access to a curated list of age appropriate experiences.
We have a dedicated team and thousands of trust & safety agents protecting our users by focusing on detecting inappropriate content 24/7 through a combination of machine scanning and human moderation. We take swift action to address any content or developer or creator that violates our terms of use once detected. We have a Safety Advisory Board, made up of global industry experts that advise on the best practices to protect our community.
We continue to invest in technology and people to combat bad actors who attempt to undermine our efforts to connect millions of people. Our priority remains the safety and digital civility of our community.
The Roblox Economy
We support our developer and creator community by giving them the tools to build, publish, operate, and monetize content. Our economy enables developers and creators to generate income through Roblox. There were nearly 1.7 million developers and creators who earned Robux on the Roblox Platform in the month ending December 31, 2021, of which approximately 7,000 developers qualified for and were registered in our Developer Exchange Program and therefore met certain conditions, such as having earned at least 100,000 Robux, having a verified developer account, and having an account in good standing, and were therefore eligible to exchange their earned Robux for real-world currency. Of such developers and creators, for the year ended December 31, 2021, over 5,500 actually exchanged their earned Robux for real-world currency through our Developer Exchange Program. For the same period, there were over 2,200 developers and creators that earned $10,000 or more and over 500 developers and creators that earned $100,000 or more in Robux.
Business Model
When users sign up for Roblox, they can create an avatar and explore the vast majority of our experiences for free, although the business model for any given experience is ultimately up to its developer. Most free experiences allow users to spend Robux by purchasing experience-specific enhancements. Users can also use Robux to purchase items such as clothing, accessories and emotes, from our Avatar Marketplace. Roblox retains a portion of every Robux transaction and distributes the rest to developers and creators. Robux can only be purchased from us at a price set by us, and can only be spent within our Platform. Other than daily and monthly limitations to prevent fraud, there is no cap on the number of Robux that any user or users in the aggregate can purchase. Robux have no monetary or intrinsic value outside of our Platform and can only be converted to U.S. dollars through our Developer Exchange Program as described below. We are aware that some users seek to use unauthorized third-party websites to exchange Robux for real-world currency which is not permitted under our terms of use. We regularly monitor and screen usage of our Platform with the aim of identifying and preventing these activities, as well as regularly send cease-and desist letters to operators of third-party websites offering fraudulent Robux or digital good offers.
How Users Purchase Robux
Users can purchase Robux in two ways, as one-time purchases or via Roblox Premium, a subscription service that is billed monthly and includes discounted Robux, access to exclusive in-experience benefits, exclusive and discounted marketplace items and the ability to buy, sell and trade certain Avatar items. Roblox accepts payments through app stores, credit cards, and prepaid cards. The average price for a Robux for the year ended December 31, 2021 was $0.01.

How Developers and Creators Earn Robux
Robux are considered “earned” if a developer or creator receives them as payments for a bona fide third party transaction for virtual goods through the Roblox Platform. We currently offer developers and creators four mechanisms to earn Robux:
•sale of access to their experiences and enhancements in their experiences;
•engagement-based payouts, which reward developers for the amount of time that Premium subscribers spend in their experiences;
•sale of content and tools between developers; and
•sale of items to users through the Avatar Marketplace.
As users purchase and subsequently spend Robux on Roblox, developers receive 70% of the Robux spent within their experiences and 70% of the Robux spent for items that appear in the Studio Marketplace. Creators receive 30% of the Robux spent for their items that appear in the Avatar Marketplace.
Earned Robux are deposited into the virtual accounts of the developers and creators, who can convert Robux into U.S. dollars at an exchange rate which is determined by Roblox in its sole discretion of 1 Robux to $0.0035 as of December 31, 2021, if they qualify for and are registered in our Developer Exchange Program. Acceptance into the Developer Exchange Program is subject to certain requirements, such as earning at least 100,000 Robux, having a verified account, and having an account in good standing. In 2021, approximately 7,000 developers and creators that were qualified and registered in our Developer Exchange Program earned $538.3 million, up from over 4,300 of such developers and creators who earned $328.7 million in 2020.
Our developers and creators do not always cash out their Robux into real-world currency. Some choose to reinvest their Robux into developer tools from the Studio Marketplace, promote their experiences through our internal ad network, or spend the Robux as any other user would.

Our Growth Strategies
We are continually innovating the Roblox Platform, including making significant investments in high fidelity avatars, more realistic experiences, 3D spatial audio technology, and other social features. We believe that these innovations have the potential to transform how people express themselves, socialize, play, learn, work, and transact together around the world. We are focused on the following key growth strategies:
•Platform Extension: We believe the investments we are making to facilitate more immersive and engaging experiences on Roblox to expand our platform beyond play into new verticals such as brand partnerships, music and entertainment, and education. For example, in 2021, brands including Gucci, Nike, Chipotle, Warner Brothers launched their own experiences on the Roblox Platform, enabling them to connect and engage with audiences in an entirely new way. In addition, the Roblox Platform was used to host virtual concerts, listening parties and album launch parties with musical artists including 21 Pilots, Zara Larssen, and Poppy.
•Age Demographic Expansion: As a result of Roblox Platform innovations, developers, and creators are now able to build higher quality experiences and content that appeals to an older age demographic. We believe there is significant potential for us to increase our penetration and engagement across all age demographics. We ultimately aim to be a brand that serves all ages. An early sign of what is possible: DAUs from our 17 to 24-year-old user age group grew faster than our core under 13 age group in the year ended December 31, 2021.
•International Reach: We believe there is significant potential for us to grow the global reach of our Platform. We believe some of that will occur by the same organic, word of mouth user and developer growth that we have seen in markets like the U.S., Canada, and the United Kingdom. In addition, we are investing in technology that will also enhance our growth around the world. For example, we believe that features such as automated translation and built-in regional compliance will enable us to scale usage in global markets, allowing developers to publish in multiple languages and allowing users to communicate with each other even when they speak different languages.
•Monetization: We believe there is significant potential to increase monetization on our Platform. First, we are actively working with our developer and creator community to help them improve their monetization. Second, we believe Roblox Premium, our subscription service will increase our conversion of our free users to paying users and the retention of our paying users. Finally, we expect to work with leading brands to build unique commerce opportunities on the Roblox Platform.
Brand and Marketing
Our go-to-market approach is driven by the strength and continued enhancement of our brand, organic adoption across our user, creator and developer communities, and an influencer-based marketing strategy. We primarily rely on our owned and earned channels and word of mouth to drive user acquisition. This strategy has continued to be integral to our growth to 45.5 million DAUs in the year ended December 31, 2021.
Users build a direct relationship with the Roblox brand by establishing a single identity and creating their social graph. Users are able to navigate across an integrated universe of experiences on our Platform and engage on the Platform with users in their social graph. We believe this approach helps to create a flywheel that brings new users to the Platform, and promotes loyalty and engagement.
We have millions of experiences to choose from on Roblox, and developers continue to build new experiences on the Platform and publish them daily. As experiences on the Platform grow in popularity, this success accrues to the Roblox brand and serves to draw in new audiences. Our approach is to amplify these experiences on both earned and owned channels which builds awareness and affinity for Roblox.
We believe safety is an integral and differentiating part of our brand. We have invested heavily in creating a safe and civil platform, which has allowed us to both grow and retain our user base.
We continue to enhance our brand through investment in products and experiences that complement those on our Platform today. We have been active in leveraging our IP outside of the Roblox Platform through toys and branded apparel as a means to celebrate our users and further enhance our brand awareness. We have also launched entertainment partnerships to build brand awareness and drive engagement on the Platform.

Highly Efficient Marketing Model
We operate a highly efficient marketing model. Our approach is almost entirely organic, with our user, creator and developer adoption driven by mutually reinforcing content and social network effects. We also leverage our influencer community to increase brand awareness and our reach across all age demographics.
Human Capital
As of December 31, 2021, we employed roughly 1,600 full time employees. In addition, we had thousands of trust & safety agents across the globe. In order to continue to evolve the Roblox Platform, we must continue to invest heavily in attracting and retaining key talent, especially those focused on product and engineering. We monitor our progress with human capital metrics such as turnover, time to fill open roles, ratio of internally developed talent to external hires, ratio of technical talent to overall employees and employee engagement. Our brand, market position, reputation for innovation, and developer and creator-centric culture support our ability to recruit best-in-class engineering talent. As of December 31, 2021, we had 1,190 employees in product and engineering functions, accounting for 75%, and 124 of our employees are located outside of the U.S.
We operate Roblox as a portfolio of small vision aligned teams. Each team maintains their own objectives, roadmap, and key performance indicators. Organizing this way maximizes accountability, creativity, and the number of leadership opportunities.
We have embraced four core values since we founded Roblox and focus on incorporating them into our daily actions:
•Respect the Community. We put the needs of our community above our own.
•Take the Long View. We incorporate our long-term goals in every decision.
•Take Responsibility. We drive execution by solving problems along with flagging issues.
•Get Stuff Done. We have a bias toward action.
In addition, in 2021, we launched new programs to benefit our employees.
•Wellbeing Benefits: We invest heavily in our employees’ wellbeing by providing access to holistic benefits such as Carrot (fertility and family forming), Ginger (mental and behavioral health), Headspace (meditation and mindfulness), Physera (unlimited physical therapy), Aaptiv (fitness classes), Rightway (healthcare concierge and support), and One Medical (primary care and virtual care).
•Charitable Giving Matching: Roblox Giving is our charitable giving matching gift program that supports the generosity of our employees and doubles their social impact in local communities. Roblox will match contributions from eligible employees, dollar for dollar, up to $15,000 USD ($20,000 CAD) per contributor per year, to eligible organizations.
•401(k) Matching and Additional After-Tax: We invest heavily in our employee’s financial wellbeing through 401(k) matching. Our plan matches 100% of the first 3% deferred and 50% of the next 2% deferred. All 401(k) matching contributions are immediately vested.
We also allow employees to contribute to an Additional After-Tax 401(k) plan for employees who want to save above and beyond the normal annual IRS deferral limit.
•Employee Stock Purchase Plan, or ESPP: We have a generous ESPP benefit with a 24-month lookback period that allows an employee to invest in our growth.
•Employee Resource Groups: Our Employee Resource Groups, or ERGs, were created in order to promote and support diversity, inclusion and equity. Our ERGs are inclusive, voluntary, employee-led and executive sponsored groups whose aim is to foster a diverse, inclusive workspace. They include groups for women, racial and ethnic minorities, and people who identify as LGBTQIA+.
Finally, we have seen a wide range in how people have experienced working from home this past year, and we care a great deal for every employee’s well-being. We designed our 2021 Spring, Summer, and Winter Recharge Breaks as time for our entire Company to take a moment to breathe and recharge.

China Joint Venture
In February 2019, we entered into a joint venture agreement with Songhua, an affiliate of Tencent Holdings Ltd., a leading internet company in China and one of the world’s largest gaming companies, to create Roblox China Holding Corp. (in which we hold a 51% ownership interest and Songhua holds a 49% interest). The joint venture operates through a wholly-owned subsidiary based in Shenzhen, China, named Roblox (Shenzhen) Digital Science and Technology Co., Ltd and branded “Luobu.” Through Luobu, Roblox and Shenzhen Tencent Computer Systems Co. Ltd or Tencent, will work together with the goal of building a successful localized version of Roblox in China that will leverage the strength of each party. Tencent currently intends to publish and operate a localized version of the Roblox Client as a game in China under the brand name “Luobulesi.” In December 2020, Tencent received a required publishing license from the National Press and Publication Administration of the Chinese government. The issuance of this publishing license follows a review of the content of Luobulesi to confirm that such content is not in contravention with the requirements of Chinese law. The localized version of the Roblox Client, Luobulesi, is not currently being offered to users in China. Luobu is continuing to focus on creating opportunities for local Chinese developers to learn a localized version of Roblox Studio for building and publishing experiences and content on our global Platform.
Competition
We compete for both users, developers, and creators. We compete to attract and retain our users’ attention on the basis of our content and user experiences. We compete for users and their engagement hours with global technology leaders such as Amazon, Apple, Meta Platforms, Google, Microsoft, and Tencent, global entertainment companies such as Comcast, Disney, and ViacomCBS, global gaming companies such as Activision Blizzard, Electronic Arts, Take-Two, Valve, Unity, and Zynga, online content platforms including Netflix, Spotify, and YouTube, as well as social platforms such as Facebook, Pinterest, and Snap. We are able to compete for these users based on our variety of content, personalized user experience, and various engaging and social features.
We rely on developers and creators to create the content that leads to and maintains user engagement (including maintaining the quality of experiences). We compete to attract and retain developers and creators by providing developers and creators the free tools to easily build, publish, operate, and monetize content. We compete for developers, creators and engineering talent with gaming platforms such as Epic Games, Unity, and Valve Corporation, who provide developers and creators the ability to create or distribute interactive content. We are able to compete for these developers and creators because of our comprehensive offering to build, publish, and operate experiences on our Platform, our free and easy-to-use technology, our broad user reach, our economic rewards system, our brand, our reputation for innovation, our developer and creator-centric culture, and our mission.
Seasonality
We have historically experienced seasonality in monetization on our Platform and tend to generate higher levels of bookings in the fourth quarter of the year due in large part to the end-of-year holiday season. While bookings are typically strongest in the fourth quarter, this trend may not be reflected in the revenue recognized in the same period due to our revenue recognition methodology. The significant user and monetization growth, along with COVID-19 impact, have partially masked these trends in recent historical periods, particularly in 2020, and the seasonal impacts may be more pronounced in the future or different altogether.

Security, Privacy, Data Protection and Regulatory Matters
We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, security, rights of publicity, content regulation, intellectual property, competition, protection of minors, consumer protection, credit card processing, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance or other subjects. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted and applied in a manner that is inconsistent from country to country or state to state and inconsistent with our current policies and practices and in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. The costs of complying with these laws and regulations are high and likely to increase in the future, particularly as the degree of regulation increases, our business grows and our geographic scope expands. Further, the impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the technology sector that have greater resources. Any failure on our part to comply with these laws and regulations may subject us to significant liabilities or penalties, or otherwise adversely affect our business, financial condition or operating results. It is imperative that we secure the creative assets, performance and user data that are critical to our business. We devote considerable resources to our security program and regularly test the security of our services with the intent to ensure that user assets are securely stored and separated. We make it easy for content developers and creators to securely build and distribute their content on our Platform.
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our service, including the Digital Millennium Copyright Act, or the DMCA, the Communications Decency Act, or CDA, and the fair-use doctrine in the U.S., and the Electronic Commerce Directive in the EU. However, each of these statutes is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments. In addition, pending or recently adopted legislation in the EU may impose additional obligations or liability on us associated with content uploaded by users to our Platform. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply protections similar to those that are currently available in the U.S. or the EU, or if a court were to disagree with our application of those rules to our service, we could be required to expend significant resources to try to comply with the new rules or incur liability, and our business, revenue and financial results could be harmed.
We are also subject to U.S. federal and state and foreign laws and regulations regarding privacy and data protection, including with respect to the collection, storage, sharing, use, processing, transfer, disclosure, and protection of personal data. For example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of the sale of personal information. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in November 2020 and will go into effect on January 1, 2023. The CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. In addition, foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations may be more restrictive and burdensome. For example, GDPR imposes stringent operational requirements for entities processing personal information and significant penalties for non-compliance. Under GDPR, fines up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, can be imposed for violations. In addition, in July 2020, the Court of Justice of the European Union, or the CJEU, struck down the EU-U.S. Privacy Shield program, which was used by 5,000 companies to transfer data from the EU to the U.S. The court ruling also suggested that the propriety of Standard Contractual Clauses, or SCCs, which are an alternate method of data transfer from the European Economic Area, or EEA, to the U.S., may be challenged in the future. On September 8, 2020, the Federal Data Protection and Information Commissioner of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield did not provide an adequate level of protection for data transfers from Switzerland to the U.S. pursuant to Swiss data protection law. In June 2021, reflecting GDPR and the CJEU’s ruling with respect to the SCCs, the European Commission issued two new sets of SCCs, which will need to replace all existing SCCs by December 2022. The evolving regulatory landscape internationally results in uncertainty and could require us to incur additional costs and expenses to comply.

Children’s privacy has also been a focus of recent enforcement activity and subjects our business to potential liability that could adversely affect our business, financial condition or operating results. The Federal Trade Commission and state attorney generals in the U.S. have in recent years increased enforcement of COPPA, which requires companies to obtain parental consent before collecting personal information from children under the age of 13. In addition, the GDPR prohibits certain processing of the personal information of children under the age of 13-16 (depending on the country) without parental consent. The CCPA requires companies to obtain the consent of children in California under the age of 16 (or parental consent for children under the age of 13) before selling their personal information. In the U.K., the Age Appropriate Design Code, or the AADC, came into effect in September 2021. Actual or perceived noncompliance with the AADC may result in audits or other proceedings by the United Kingdom’s Information Commissioner Office, the body set up to uphold information rights in the United Kingdom, and other regulators in the EEA or Switzerland, as noncompliance with the AADC may indicate noncompliance with applicable data protection law. Although we take reasonable efforts to comply with these laws and regulations, we may in the future face claims under COPPA, the GDPR, the CCPA, the AADC, or other laws or actual or asserted obligations relating to children’s privacy. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning content regulation and data protection that could affect us if enacted in the future.
We take a variety of technical and organizational security measures and other measures designed to protect our data, including data pertaining to our users, employees and business partners. Despite measures we put in place, we may be unable to anticipate or prevent unauthorized access to such data.
Non-compliance with any applicable laws and regulations could result in penalties or significant legal liability. Although we take reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations, or financial condition.
Government authorities outside the U.S. may also seek to restrict access to or block our Platform, prohibit or block the hosting of certain content available through our Platform or impose other restrictions that may affect the accessibility or usability of our Platform in that country for a period of time or even indefinitely. In addition, some countries have enacted laws that allow websites to be blocked for hosting certain types of content or may require websites to remove certain restricted content. Our privacy policy and terms and conditions of use describe our practices concerning, the use, transmission, and disclosure of user information and are posted on our website.
Our privacy policy and terms and conditions of use describe our practices concerning the use, transmission, and disclosure of user information and are posted on our website. For additional information, please see the sections titled “Risk Factors—Risks Related to Our Business Generally—If the security of our Platform is compromised, it could compromise our and our users’, developers’, and creators’ proprietary information, disrupt our internal operations and harm public perception of our platform, which could cause our business and reputation to suffer,” “Risk Factors—Risks Related to Our Business Generally—We anticipate that our ongoing efforts related to privacy, safety, security, and content review will identify additional instances of misuse of user data or other undesirable activity by third parties on our platform” and “Risk Factors—Risks Related to Government Regulations—Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and international laws and regulations regarding privacy, data protection, content, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could significantly harm our business.”
Intellectual Property
Our intellectual property is an important aspect of our business, and our success depends in part on our ability to enforce and defend our intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, license agreements, contractual provisions, non-disclosure agreements, employee non-disclosure and invention assignment agreements, and confidentiality procedures to establish and protect our intellectual property rights. In addition to the protection provided by our intellectual property rights, we maintain a policy requiring our employees, consultants, and other third parties to enter into confidentiality and proprietary rights agreements to control access to our intellectual property.

As of December 31, 2021, we owned more than 70 U.S. patents relating to aspects of our actual or contemplated operations and technologies. Our issued patents are scheduled to expire between 2025 and 2040. We also had more than 130 pending patent applications in the U.S. and abroad. There can be no assurance that each of our patent applications will result in the issuance of a patent. In addition, any resulting issued patents may have claims narrower than those in our patent applications. We seek to protect our proprietary inventions relevant to our business through patent protection; however, we are not dependent on any particular patent or application for the operation of our business.
We have registered “Roblox,” “Robux,” and our corporate logo as trademarks in the U.S. and other jurisdictions. In total, we are the owner of over 375 trademark filings and have over 70 trademark applications in the U.S. and foreign countries as of December 31, 2021. There can be no assurance that each of our trademark applications will result in the issuance of a trademark or that each resulting trademark registration will be able to be maintained. As of December 31, 2021, we were the registered holder of 286 domestic and international domain names. We continually monitor the registration of our domain names, trademarks, and service marks in the U.S. and in certain locations outside the U.S.
Despite our efforts, we may not be able to obtain or maintain sufficient protection for or successfully enforce our intellectual property. Any current and future patents, trademarks and other intellectual property or other proprietary rights we own or license, or otherwise have a right to use may be contested, circumvented or found unenforceable or invalid. Our existing and future patents, copyrights, trademarks, trade secrets, domain names and other intellectual property rights may not provide us with competitive advantages, distinguish our products from those of our competitors or prevent competitors from launching comparable products. We may also be dependent on third-party content, technology and intellectual property in connection with our business. Further, we may not be able to prevent third parties from infringing, diluting or otherwise misappropriating or violating our intellectual property rights, and we may face challenges to the validity or enforceability of our intellectual property rights. We cannot guarantee that our business does not and will not infringe or misappropriate the rights of third parties. We expect to continue to face allegations from third parties, including our competitors and “non-practicing entities,” that we have infringed or otherwise violated their intellectual property rights. While we do not anticipate that these allegations, if they were to result in litigation against us, would have a materially adverse impact on our business, financial condition or operating results, there can be no guarantee that such lawsuits would not have a materially adverse impact on us. Further, certain federal statutes in the U.S. may apply to us with respect to various activities of our users, including the DMCA, provides immunity from monetary damages for online service providers such as us from, among other things, infringing content uploaded to our Platform by our users provided we comply with certain statutory requirements. The immunity is part of a statutory safe harbor. To enjoy the benefits of the safe harbor and be immune from monetary damages for infringing content uploaded by our users, we have to register a designated agent with the U.S. Copyright Office and maintain that filing on a periodic basis with the U.S. Copyright Office. We must also expeditiously remove any infringing content upon acquiring actual knowledge of such infringement or, in the absence of actual knowledge, if we become aware of facts or circumstances from which infringing activity is apparent. We must also adopt and reasonably implement, and inform users of our Platform, of a policy that provides for the termination in appropriate circumstances of users who are repeat infringers of the copyrights of third parties. If we fail to comply with the conditions for qualifying for safe harbor protection, we may be subject to monetary damages for infringing content on our Platform. The damages for copyright infringement can range from $750 to $30,000 per work infringed and, in the case of willful infringement, up to $150,000 per work infringed. Alternatively, copyright owners could seek to recover their actual damages and our profits. As we host millions of user uploaded works, we could be subject to significant damages claims if we are determined not to comply with the DMCA safe harbors. Intellectual property disputes are common in our sector and, as we face increasing competition or grow our business, there is an ongoing risk that we may become involved in legal disputes involving intellectual property claims. In addition to the protection provided by our intellectual property rights, we maintain a policy requiring our employees, consultants, and other third parties to enter into confidentiality and proprietary rights agreements to control access to our intellectual property.
For additional information on risks relating to intellectual property, please see the sections titled “Risk Factors—Risks Related to Intellectual Property—Claims by others that we infringe their proprietary technology or other rights could harm our business,” “Risk Factors—Risks Related to Intellectual Property—Failure to protect or enforce our intellectual property rights or the costs involved in such enforcement would harm our business,” and “Risk Factors—Risks Related to Intellectual Property—We use open source software on our Platform and in connection with certain experiences on our Platform, which may pose particular risks to our proprietary software and could have a negative impact on our business.”

Corporate Information
We were incorporated in 2004. Our principal executive offices are located at 970 Park Place, San Mateo, California 94403, and our telephone number is (888) 858-2569. Our website address is www.roblox.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. “Roblox,” “Robux,” our logo and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of Roblox Corporation. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without a trademark symbol, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.
Available Information
We file electronically with the U.S. Securities and Exchange Commission, or the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at ir.roblox.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Item 1A. Risk Factors
RISK FACTORS
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.
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
•We must continue to attract and retain highly qualified personnel in very competitive markets to continue to execute on our business strategy and growth plans. The loss of one or more of our senior management team or key personnel, in particular our Founder, President and Chief Executive Officer, David Baszucki, would significantly harm our business.
•If the security of our Platform is compromised, it could compromise our and our developers’, creators’, and users’ proprietary information, disrupt our internal operations and harm public perception of our Platform, which could cause our business and reputation to suffer.
•We may identify material weaknesses or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
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
•The public trading price of our Class A common stock is volatile and may decline.
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
We have experienced rapid growth due in part to the COVID-19 pandemic given our users have been online more as a result of global COVID-19 shelter-in-place policies. For example, our bookings increased 171% from the year ended December 31, 2019 to the year ended December 31, 2020. We do not expect these activity levels to be sustained, and our growth rates have begun to moderate in certain markets and our booking growth rate was 45% from the year ended December 31, 2020 to the year ended December 31, 2021. In future periods we expect growth rates for our revenue to continue to decline, and we may not experience any growth in bookings or our user base during periods where we are comparing against COVID-19 impacted periods (i.e. the three-month periods ended March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021). Our historical revenue, bookings and user base growth should not be considered indicative of our future performance. We believe our overall acceptance, revenue growth and increases in bookings depend on a number of factors, including, but not limited to, our ability to:
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
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $491.7 million, $253.3 million, and $71.0 million for the years ended December 31, 2021, 2020, and 2019 respectively. As of December 31, 2021, we had an accumulated deficit of $983.9 million. We also expect our operating expenses to increase significantly in future periods, and if our DAU growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We expect our costs, investments, and expenses to increase in future periods as we intend to continue to make significant investments to grow our business, including an expected increase in infrastructure and stock-based compensation expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. In addition to the expected costs to grow our business, we have incurred and also expect to continue to incur significant additional legal, accounting, and other expenses as a recently public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.

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
•the level of demand for our Platform;
•the development and introduction of new or redesigned features on our Platform or our competitors’ platforms and other offerings;
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
Historically our business has been highly seasonal, with the highest percentage of our sales occurring in the fourth quarter when holidays permit our users to spend increased time on our Platform, and we expect this trend to continue. We may also experience fluctuations due to factors that may be outside of our control that affect user or developer and creator engagement with our Platform. For example, we saw an increase in activity on our Platform as a result of shelter-in-place policies instituted in response to the COVID-19 pandemic, and we do not expect those activity levels to be sustained. We have seen growth rates and other operating metrics moderate in certain markets as vaccination rates have grown, children have returned to in person classrooms, and shelter-in-place orders are lifted, although levels remain higher than before the onset of the COVID-19 pandemic. Because certain countries are still experiencing high rates of infection and related shutdowns, we expect our results of operations to continue to be affected in ways that are hard to predict. Additionally, we seek to further develop the live experiences available on our Platform, such as virtual concerts, classrooms, meetings, and conferences, and to offer commercial partners with branding opportunities in conjunction with key events, such as a product launch. These episodic experiences may also contribute to fluctuations in our quarterly results of operations. As our business matures, other seasonal trends may develop or these existing seasonal trends may become more extreme.
The global COVID-19 outbreak has significantly affected our business and operations.
The outbreak of the novel coronavirus and the COVID-19 disease that it causes evolved into a global pandemic. In light of the uncertain and continuously evolving situation relating to the spread of COVID-19, we took precautionary measures intended to minimize the risk of the virus to our employees and the communities in which we operate, including temporarily closing our offices worldwide and virtualizing, postponing, or canceling user, developer, creator, employee, or industry events, which may negatively impact our business. We announced our “return to office” plan, which includes shifting to a hybrid model where employees can work from home up to two days a week, that we expect to commence during 2022.
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
The COVID-19 pandemic could also impact our data center operations, including potential disruptions to the supply chain of hardware needed to maintain and expand these systems, and primary vendors we rely on for products and services that we use to build and maintain our data centers and PoPs that support our Platform.
While substantially all of our business operations can be performed remotely, many of our employees are balancing additional work-related and personal challenges, including the extended duration of remote working environments, adjusting communication and work practices to collaborate remotely with work colleagues and business partners, managing technical and communication challenges of working from home on a daily basis, looking after children as a result of intermittent school closures and remote-learning, making plans for childcare as children may return to schools, caring for themselves, family members or other dependents who are or may become ill, and adjusting to the reopening of society and return to office plans.

The COVID-19 pandemic and resulting social distancing, shelter-in-place and similar restrictions led to increased developer and creator and user engagement on our Platform relative to our quarterly forecast and historic trends. Those increases in user activity are almost certainly not indicative of our financial and operating results in future periods. We have seen growth rates and other operating metrics in certain markets moderate as vaccine rates have grown, children have returned to in person classrooms, and shelter-in-place orders are lifted. The long-term effects of the COVID-19 pandemic on society and developer, creator and user engagement remain uncertain and there is no assurance that developer, creator and user engagement will not decrease, including below historic levels, as the circumstances that accelerated the growth of our business stemming from the effects of the COVID-19 pandemic are not likely to continue.
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
For the year ended December 31, 2021, 35% of our revenue was attributable to Robux sales through the Apple App Store and 19% of our revenue was attributable to Robux sales through the Google Play Store. Because of the significant use of our Platform on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware. Further, we are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various application stores that make our application and experiences available to our developers, creators, and users. These policies and terms of service govern the availability, promotion, distribution, content, and operation generally of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our Platform and those changes may be unfavorable to us and our developers’, creators’, and users’ use of our Platform. If we were to violate, or an operating system provider or application store believes that we have violated, its terms of service or policies, that operating system provider or application store could limit or discontinue our access to its operating system or store. In some cases these requirements may not be clear or our interpretation of the requirements may not align with the interpretation of the operating system provider or application store, which could lead to inconsistent enforcement of these terms of service or policies against us, and could also result in the operating system provider or application store limiting or discontinuing access to its operating system or store. Any limitation on or discontinuation of our access to any third-party platform or application store could adversely affect our business, financial condition or results of operations.
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
Restrictions on our ability to collect, process, and use data as desired could negatively impact our ability to leverage data about the experiences our developers create. This in turn could impact our resource planning and feature development planning for our Platform. Similarly, at any time, these operating system providers or application stores can change their policies on how we operate on their operating system or in their application stores by, for example, applying content moderation for applications and advertising or imposing technical or code requirements. Actions by operating system providers or application stores such as the Apple App Store and the Google Play Store may affect the manner in which we collect, process and use data from end-user devices. Accordingly, future changes implemented by Apple or Google could adversely impact our revenue. In addition, these operating systems and application stores could change their business models and could, for example, increase application store fees, which could have an adverse impact on our business. There have been litigation and governmental inquiries over the application store fees, and Apple or Google could modify their platform in response to litigation and inquiries in a manner that may harm us.
Because we recognize revenue from bookings over the estimated period of time the virtual items are available to the user on the Roblox Platform or as the virtual items are consumed, changes in our business may not be immediately reflected in our operating results.
The majority of the virtual items purchased on the Roblox Platform are durable virtual items, which are recognized ratably over the estimated period of time the virtual items are available to the user (estimated to be the average lifetime of a paying user), which for the year ending December 31, 2021 was 23 months. Therefore, much of the revenue we report in each quarter is the result of purchases of Robux during previous periods. Consequently, a decline in purchases of Robux in any one quarter will not be fully reflected in our revenue and operating results for that quarter. Any such decline, however, will negatively impact our revenue and operating results in future quarters. Accordingly, the effect of significant near-term downturns in purchases of Robux for a variety of reasons may not be fully reflected in our results of operations until future periods.

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
Our Platform hosts a number of experiences intended for audiences of varying ages, a significant percentage of which are designed to be experienced by children. As a user generated content platform, it is relatively easy for developers, creators, and users to upload content that can be viewed broadly. We have made significant efforts to provide a safe and enjoyable experience for users of all ages. We invest significant technical and human resources to prevent inappropriate content on our Platform by reviewing all images, audio, video, and 3D models at the time of upload in order to block inappropriate content before users have a chance to encounter it on our Platform. Notwithstanding our efforts, from time to time inappropriate content is successfully uploaded onto our Platform and can be viewed by others prior to being identified and removed by us. In addition, children may attempt to evade our age verification system, which could lead them to be exposed to inappropriate behavior by participating in experiences that are not age appropriate or that feature spatial voice chat. This content could cause harm to our audience and to our reputation of providing a safe environment for children to play online. If we are unable to prevent, or are perceived as not being able to sufficiently prevent, all or substantially all inappropriate content from appearing on our Platform, parents and children will lose their trust in the safety of our Platform, which would harm our overall acceptance by these audiences and would likely result in significantly reduced revenue, bookings, profitability, and ultimately, our ability to continue to successfully operate our Platform.
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

In addition, various local, national, and foreign laws and regulations apply to our operations, including the Children’s Online Privacy Protection Act, or COPPA, in the U.S., Article 8 of the European Union’s, or EU’s, General Data Protection Regulation, or GDPR and similar regulations in other jurisdictions. COPPA imposes strict requirements on operators of websites or online services directed to children under 13 years of age. 49% of our DAUs were under the age of 13 during the year ended December 31, 2021. COPPA requires companies to obtain parental consent before collecting personal information from children under the age of 13. Both the U.S. federal government and the states can enforce COPPA and violations of COPPA can lead to significant fines. No assurances can be given that our compliance efforts will be sufficient to avoid allegations of COPPA violations, and any non-compliance or allegations of non-compliance could expose us to significant liability, penalties and loss of revenue, significantly harm our reputation, and could be costly and time consuming to address or defend. To the extent we rely on consent for processing personal data under the GDPR, consent or authorization from the holder of parental responsibility is required in certain cases for the processing of personal data of children under the age of 16, and member states may enact laws that lower that age to 13. If we were found to be in breach of the GDPR, the potential penalties we might face could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
Our reputation as a safe and civil environment for children is very important to our success and if we fail to protect users or we are perceived to be failing to protect users, our business will suffer and our results of operations could be materially and adversely affected.
We have received and may continue to receive a high degree of media coverage. Unfavorable publicity regarding, for example, our privacy, data security, or data protection practices, terms of service, product changes, product quality, litigation or regulatory activity, the actions of our users, the actions of our developers or creators whose products are integrated with our Platform, the use of our Platform for illicit or objectionable ends (including the use of our Platform to possibly entice children to interact off-Platform), actual or perceived incidents or misuses of user data or other privacy or security incidents, the substance or enforcement of our community standards, the quality, integrity and age-appropriateness of content shared on our Platform, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. For example, we have experienced negative media publicity related to the age of some of our developers, the content that developers produce for, or the conduct of users on, our Platform that may be deemed illicit, explicit, profane, or otherwise objectionable. Although we are working to roll out a content-ratings system that will allow users to flag certain explicit content in our games and on ways to better optimize our parental controls, users may still be exposed to content that may not be age-appropriate. Although illicit activities are in violation of our terms and policies and we attempt to block objectionable material, we are unable to prevent all such violations from occurring. In addition, we have faced allegations that our Platform has been used by criminal offenders to identify and communicate with children and to possibly entice them to interact off-Platform, outside of the restrictions of our chat, content blockers and other on-platform safety measures. While we devote considerable resources to prevent this from occurring, any negative publicity could create the perception that we do not provide a safe online environment and may have an adverse effect on the size, engagement, and loyalty of our developer, creator and user community, which would adversely affect our business and financial results.
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
Our reputation and brand could also be negatively affected by the actions of developers and users that are hostile, inappropriate or illegal, whether on or off our Platform. In addition, users, developers or creators may become dissatisfied with our billing or payment policies, our handling of personal data or other aspects of our Platform. If we fail to adequately address these or other user, developer, or creator complaints, negative publicity about us or our Platform could diminish confidence in and the use of our Platform. Maintaining, protecting, and enhancing our reputation and brand may require us to make substantial investments, and these investments may not be successful. Our reputation and brand are also important to attracting and retaining highly qualified employees. If we fail to successfully promote and maintain our reputation and brand or if we incur significant expenses in this effort, our business and financial results may be adversely affected.

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
Our users expect fast, reliable, and resilient systems to enhance their experience and support their play as they quickly traverse between and within experiences and acquire virtual items for their avatars or to enhance their experiences, which depends on the continuing operation and availability of our information technology systems from our global network of data centers controlled and operated by us and those of our external service providers, including third-party “cloud” computing services. We also provide services to our developer and creator community through our Platform, including, a developer and creator hub for tutorials, hosting, customer service, regulatory compliance, and translation, among many others. The experiences and technologies on our Platform are complex software products and maintaining the sophisticated internal and external technological infrastructure required to reliably deliver these experiences and technologies are expensive and complex. The reliable delivery and stability of our platform has been, and could in the future be, adversely impacted by outages, disruptions, failures or degradations in our network and related infrastructure or those of our partners or service providers. For example, since our inception we have had approximately one outage each year when the Platform is unavailable for all or some of our users, developers, and creators. Most recently, on October 28, 2021, we experienced an outage on our Platform which lasted approximately three calendar days. Outages can be caused by a number of factors, including a move to a new technology, the demand on our Platform exceeding the capabilities of our technological infrastructure, delays or failures resulting from earthquakes, adverse weather conditions, other natural disasters, pandemics, power loss, terrorism, geopolitical conflict, other physical security threats, cyber-attacks, or other catastrophic events, the migration of data among data centers and to third-party hosted environments, and issues relating to our reliance on third-party software and third parties that host our Platform in areas where we do not operate our own data centers. Global climate change could also result in natural disasters occurring more frequently or with more intense effects, which could cause business interruptions. The unavailability of our Platform, particularly if outages should become more frequent or longer in duration, could cause our users to seek other entertainment options, including those provided by our competitors, which may adversely affect our financial results. We may also experience a negative impact to our financial results as a result of decreased usage on our Platform or loss of earnings to developers and creators. We do not have full redundancy for all of our systems and our disaster recovery planning may not be sufficient to address all aspects of any unanticipated consequence or incident or allow us to maintain business continuity at profitable levels or at all. Further, in the event of damage or service interruption, our business interruption insurance policies will not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenues, subject us to liability, or otherwise harm our business, financial condition, or results of operations.
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

We rely on suppliers for certain components of the equipment we use to operate our Platform and any disruption in the availability of these components could delay our ability to expand or increase the capacity of our Platform or replace defective equipment.
We rely on suppliers for several components of the equipment we use to operate our Platform. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the current availability, terms, and pricing of these components. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source for servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts are completed. In addition, the technology equipment industry has experienced component shortages and delivery delays, and we have and may in the future experience shortages or delays, including as a result of increased demand in the industry, natural disasters, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have data centers and PoPs that support our Platform. For example, the ongoing COVID-19 pandemic and supply chain constraints for servers and other equipment required for our operations could result in disruptions and delays for these components and the delivery and installation of such components at our data centers and PoPs. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components may delay the opening of new data centers, PoPs, co-location facilities or the creation of fully redundant operations, limit capacity expansion, or replacement of defective or obsolete equipment at existing data centers and PoPs or cause other constraints on our operations that could damage our ability to serve our developers, creators, and users.
We have seen the growth rate of our users fluctuate and expect it to continue to change over time. If we fail to retain users or add new users, or if our users decrease their level of engagement with our Platform, revenue, bookings, and operating results will be harmed.
During the year ended December 31, 2021, we averaged 45.5 million DAUs. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Our DAU growth rate has fluctuated in the past and may slow in the future due to various factors. As COVID-19 related shelter-in-place orders are lifted and children return to school, we have seen growth rates moderate in certain markets. Other factors including: the introduction of new experiences on our Platform, performance issues with our Platform, higher market penetration rates, and competition from a variety of entertainment sources for our users and their time could also cause our growth rates to fluctuate. For example, while our DAUs have grown sequentially on a quarterly basis for the last several years, there have been months where they have not or have grown at a slower pace, often due to seasonal or other factors. Seasonal factors may have been impacted by the COVID-19 pandemic and we expect that seasonality could again cause user activity to decrease, including below historical levels as the impacts of the COVID-19 pandemic moderate. In addition, our strategy seeks to expand the age groups and geographic markets that make up our users, and if and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in DAUs will need to come from other age or geographic cohorts in other markets, which may be difficult, costly or time consuming for us to achieve. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, or we fail to effectively monetize users in certain geographic markets, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
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
The loss of David Baszucki, our Founder, President and Chief Executive Officer or one or more of our senior management team or key personnel, or our failure to attract new or replacement members of our senior management team or other key personnel in the future, could significantly harm our business.
We depend on the continued services and performance of our Founder, President and Chief Executive Officer, David Baszucki, members of our senior management team and other key personnel. David Baszucki has been responsible for our strategic vision, and should he stop working for us for any reason, it is unlikely that we would be able to immediately find a suitable replacement. We do not maintain key man life insurance for David Baszucki, and do not believe any amount of key man insurance would allow us to recover from the harm to our business if David Baszucki were to leave the Company for any reason. Similarly, members of our senior management team and key employees are highly sought after and others may attempt to encourage these executives to leave the Company. The loss of one or more of the members of the senior management team or other key personnel for any reason could disrupt our operations, create uncertainty among investors, adversely impact employee retention and morale, and significantly harm our business.
An inability to attract and retain highly qualified employees, including as a result of restrictive changes to immigration laws or the varying application of immigration laws, may hamper our growth and cause our revenues or bookings to decline, adversely affecting our business.
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
We believe that a critical component of our success has been our culture. We have invested substantial time and resources in building out our team with an emphasis on shared values and a commitment to diversity and inclusion. As we continue to grow and develop the infrastructure associated with being a public company, we will need to expend significant efforts to maintain our culture among a larger number of employees dispersed in various geographic regions. Additionally, after over a year of our employees working from home in light of the COVID-19 pandemic, it has been difficult to maintain or enhance our culture. We announced our “return to office” plan, which includes shifting to a hybrid model where employees can work from home up to two days a week, that we expect to commence during 2022. A hybrid model may create challenges, including challenges maintaining our corporate culture, increasing attrition or limiting our ability to attract employees if individuals prefer to continue working full time at home or in the office. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our mission to connect a billion people with optimism and civility.
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
We operate our Platform throughout the world and are subject to risks and challenges associated with international business. For the year ended December 31, 2021, approximately 74% of our DAUs and 32% of our revenue was derived from outside the U.S. and Canada region. We intend to continue to expand internationally, and this expansion is a critical element of our future business strategy. However, as we continue to expand internationally, including into developing countries where consumer discretionary spending is relatively weak, while our DAUs increase, the growth rate of our bookings could decelerate due to weaker spending by users from those regions, and our ABPDAU has been and may continue to be negatively impacted. While we have a number of developers, creators, and users outside of the U.S., we have limited offices located outside of the U.S. and Canada, and there is no guarantee that our international efforts will be successful. The risks and challenges associated expanding our international presence, having developers, creators, and users outside the U.S. and those that can affect international operations generally and negatively impact our business and results of operations, include:
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
•uncertainty regarding the imposition of and changes in the U.S.’ and other governments’ trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, and without limitation, including the evolving relations between the U.S. and China and evolving relations with Russia due to the current hostilities between Russia and Ukraine;
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
We regularly review metrics, including our DAUs, hours engaged, and ABPDAU to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. Our metrics and estimates may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely. If our estimates are inaccurate, then investors will have less confidence in our company and our prospects, which could cause the market price of our Class A common stock to decline, our reputation and brand could be harmed.

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
Robux and digital goods on our Platform have no monetary value outside of our Platform, but users have made and may in the future make unauthorized, fraudulent, or illegal sales and/or purchases of Robux and other digital goods on or off of our Platform, including through unauthorized third-party websites in exchange for real-world currency. For example, some users have made fraudulent use of credit cards owned by others on our Platform to purchase Robux and offer the purchased Robux for sale at a discount on a third-party website. For the year ended December 31, 2021, total chargeback expense to us from this fraud was approximately 5% of bookings.
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
We compete for both users and developers and creators. We compete to attract and retain our users’ attention on the basis of our content and user experiences. We compete for users and their engagement hours with global technology leaders such as Amazon, Apple, Meta Platforms, Google, Microsoft, and Tencent, global entertainment companies such as Comcast, Disney, and ViacomCBS, global gaming companies such as Activision Blizzard, Electronic Arts, Take-Two, Valve, Unity, and Zynga, online content platforms including Netflix, Spotify, and YouTube, as well as social platforms such as Facebook, Instagram, Pinterest, and Snap.
We rely on developers to create the content that leads to and maintains user engagement (including maintaining the quality of experiences). We compete to attract and retain developers by providing developers the tools to easily build, publish, operate, and monetize content. We compete for developers and engineering talent with gaming and metaverse platforms such as Epic Games, Unity, Meta Platforms, and Valve Corporation, which also give developers the ability to create or distribute interactive content.
We do not have any agreements with our developers that require them to continue to use our Platform for any time period. Some of our developers have developed attractive businesses in developing content, including games, on our Platform. In the future, if we are unable to continue to provide value to these developers and they have alternative methods to publish and commercialize their offerings, they may not continue to provide content to our Platform. Should we fail to provide compelling advantages to continued use of our ecosystem to developers, they may elect to develop content on competing interactive entertainment platforms. If a significant number of our developers no longer provide content, we may experience an overall reduction in the quality of our experiences, which could adversely affect users’ interest in our Platform and lead to a loss of revenue opportunities and harm our results of operations.
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

The techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Consequently, we may be unable to anticipate these techniques, detect or react in a timely manner, or implement preventive measures, which could result in delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents. The wide availability of open source software used in our Platform has exposed us to security vulnerabilities in the past and will likely continue to expose us to security vulnerabilities in the future. For example, in December 2021, a vulnerability in popular logging software, Log4j, was publicly announced. If left unpatched, the Log4j vulnerability could be exploited to allow unauthorized actors to execute code remotely on a system using Log4j. We have taken steps to ensure these vulnerabilities have been patched in our systems, but we cannot guarantee that all vulnerabilities have been patched in every system upon which we are dependent or that additional critical vulnerabilities of Log4j or other open source software upon which we rely will not be discovered. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those to secure our product development, test, evaluation, and deployment activities, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. From time to time, we do identify product vulnerabilities, including through our bug bounty program. Although we have policies and procedures in place designed to swiftly characterize the potential impact of such vulnerabilities and develop appropriate patching or upgrade recommendations, and also maintain policies and procedures related to vulnerability scanning and management of our internal corporate systems and networks, such policies and procedures may not be followed or detect every issue.
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
A significant part of our business strategy and culture is to focus on long-term growth and developer, creator, and user experience over short-term financial results. We expect our expenses to continue to increase in the future as we broaden our developer, creator, and user community, as developers, creators, and users increase the amount and types of experiences and virtual items they make available on our Platform and the content they consume, as we continue to seek ways to increase payments to our developers, and as we develop and further enhance our Platform, expand our technical infrastructure and data centers, and hire additional employees to support our expanding operations. As a result, in the near- and medium-term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability. We expect to continue making significant expenditures to grow our Platform and develop new features, integrations, capabilities, and enhancements to our Platform for the benefit of our developers, creators, and users. Such expenditures may not result in improved business results or profitability over the long-term. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts, investors and our stockholders, the trading price of our Class A common stock may decline.
We rely on third-party distribution channels to facilitate Robux purchases by our Platform users. If we are unable to maintain a good relationship with such providers, if their terms and conditions change, or fail to process or ensure the safety of users’ payments, our business will suffer.
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
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need for developers and creators to develop new experiences and virtual items, enhance our existing experiences, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our Class A common stock. Any debt financing that we secure in the future could involve offering security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition or results of operations may be harmed.
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
We have entered into an enterprise agreement with AWS and a supplemental private pricing addendum that will remain in effect until November 30, 2022. In the event that our AWS service agreements are terminated, or there is a lapse of service, elimination of AWS services or features that we utilize, we could experience interruptions in access to our Platform as well as significant delays and additional expense in arranging for or creating new facilities or re-architecting our Platform for deployment on a different cloud infrastructure service provider, which would adversely affect our business, financial condition, and results of operations.
We may identify material weaknesses or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the listing standards of the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
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
We have incurred and expect to continue to incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of the NYSE. The Exchange Act requires, among other things, we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems. In addition, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.
This management team, as a group, has no experience managing a publicly traded company. As such, our management team may not successfully or efficiently manage our obligations as a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.

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
In February 2019, we entered into a joint venture agreement with Songhua River Investment Limited, referred to as Songhua, an affiliate of Tencent Holdings Ltd., or Tencent Holdings, a leading internet company in China and one of the world’s largest gaming companies. Under the joint venture agreement, we created Roblox China Holding Corp., referred to as the China JV, of which we own a 51% ownership interest. Through a wholly-owned subsidiary based in Shenzhen named Roblox (Shenzhen) Digital Science and Technology Co., Ltd and branded “Luobu,” the China JV is engaged in the development, localization and licensing to creators of a Chinese version of the Roblox Studio and also develops and oversees relations with local Chinese developers. In December 2020, Shenzhen Tencent Computer Systems Co. Ltd, or Tencent, received a required publishing license from the National Press and Publication Administration of the Chinese government. The license enabled Tencent to publish a localized version of the Roblox Client as a game in China under the name “Luobulesi.” The Luobulesi app is not currently available to users in China while we and Tencent build the next version of Luobulesi. Luobu is continuing to focus on creating opportunities for local Chinese developers to learn a localized version of Roblox Studio for building and publishing experiences and content on our global Platform.
Tensions between the U.S. and China have resulted in trade restrictions that could harm our ability to participate in Chinese markets and numerous additional such restrictions have been threatened by both countries. Sustained uncertainty about, or worsening of, currency global economic conditions and further escalation of trade tensions between the U.S. and China could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that could restrict our ability to operate in China. Because our continued business operations in China are part of our current and future user growth plans, further adverse changes in the economic and political policies relating to China could have a material adverse effect on our business. The U.S. government, for example, has in the past barred or threatened to bar U.S. companies from doing business with certain Chinese technology companies. The Chinese government has, in turn, threatened to restrict the investment or trade privileges of companies that stop doing business with Chinese companies as a result of this or other similar rules. We may find it difficult or impossible to comply with these or other conflicting regulations in the U.S. and China, which could make it difficult or impossible to achieve our business objectives in China or realize a return on our investment in this market.

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
The Chinese economic, legal, and political landscape also differs from other countries in many respects, including the level of government involvement and regulation, control of foreign exchange and allocation of resources and uncertainty regarding the enforceability and scope of protection for intellectual property rights. The laws, regulations and legal requirements in China are also subject to frequent changes and the exact obligations under and enforcement of laws and regulations are often subject to unpublished internal government interpretations and policies which makes it challenging to ascertain compliance with such laws. For example, new laws and regulations were enacted that limit the time users within China under the age of 18 can spend on entertainment platforms such as Roblox to one hour each day on Friday, Saturday, Sunday and on certain holidays only. China also recently adopted new online privacy laws. We may incur increased operating expenses related to data security and data protection in China, including with respect to access to user data and confidential company information as well as any network interconnections and cross border system integrations. Any unauthorized access to such data, networks, or systems, or the mere perception thereof, could have a significant negative impact on our reputation and lead to increased regulatory inquiry and oversight.
The publishing license granted to Tencent in December 2020 could be withdrawn if we fail to comply with any existing or future regulations, which could significantly impair or eliminate the ability to publish and operate Luobulesi in China. Any actions and policies adopted by the Chinese government, particularly with regard to intellectual property rights and internet restrictions for non-Chinese businesses, or any prolonged slowdown in China’s economy, could have an adverse effect on our business, results of operations and financial condition.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. For the year ended December 31, 2021, approximately 74% of our DAUs and 32% of our revenue was derived from outside the U.S. and Canada region. While we periodically adjust the price of Robux to account for the relative value of this local currency to the U.S. dollar these adjustments are not immediate nor do they typically exactly track the underlying currency fluctuations. As a result, rapid appreciation of the U.S. dollar against these foreign currencies can harm our reported results and cause the revenue derived from our foreign users to decrease. In addition, even if we do adjust the cost of our Robux in foreign markets to track appreciation in the U.S. dollar, such appreciation could increase the costs of purchasing Robux to our users outside of the U.S., adversely affecting our business, results of operations and financial condition.

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
As part of our business strategy, we have made and intend to make acquisitions to add specialized employees and complementary companies, features, and technologies. For example, in 2021, we acquired Guilded, a company that operates a communications platform for connecting gaming communities. In 2020 we acquired Ceebr Limited, a company that operated a platform that teaches children ages 6-13 to design, program, and play their own games and Loom.Ai Inc., a company that specializes in real-time facial animation technology for 3D avatars. Our ability to acquire and successfully integrate larger or more complex companies, features, and technologies is unproven. In the future, we may not be able to find other suitable acquisition or investment candidates, and we may not be able to complete acquisitions or investments on favorable terms, if at all. The pursuit of potential acquisitions may divert the attention of management and cause us to incur significant expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Our previous and future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by users, developers, creators, partners, or investors. In addition, if we fail to successfully close transactions or integrate new teams into our corporate culture, or fail to integrate the features and technologies associated with these acquisitions, our business could be significantly harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition, including accounting charges which could be recognized as a current period expense. We also may not achieve the anticipated benefits of synergies from the acquired business, may encounter challenges with incorporating the acquired features and technologies into our Platform while maintaining quality and security standards consistent with our brand, or may fail to identify security vulnerabilities in acquired technology prior to integration with our technology and Platform. We may also incur unanticipated liabilities that we assume as a result of acquiring companies, including claims related to the acquired company, its offerings or technologies or potential violations of applicable law or industry rules and regulations arising from prior or ongoing acts or omissions by the acquired business that were not discovered during diligence. We will pay cash, incur debt, or issue equity securities to pay for any acquisitions, any of which could significantly harm our business. Selling equity to finance any such acquisition would also dilute our stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. If we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or if target companies view our Class A common stock unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy and our business may be significantly harmed.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited, each of which could significantly harm our business.
As of December 31, 2021, we had federal net operating loss carryforwards of $2,120.8 million, which begin to expire in 2024, state net operating loss carryforwards of $840.1 million, which begin to expire in 2027, and foreign net operating loss carryforwards of $49.6 million, which begin to expire in 2024. Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and other similar provisions. Further, the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid Relief, and Economic Security Act, or the CARES Act, changed the federal rules governing net operating loss carryforwards. Of the $2,120.8 million of federal net operating losses, $2,035.2 million is carried forward indefinitely but is generally limited to 80% of taxable income. Further, carryback of net operating losses is generally prohibited for taxable years beginning after December 2020. Our net operating loss carryforwards may also be subject to limitations under state law. For example, California recently enacted legislation suspending the use of net operating loss carryforwards for taxable years 2020, 2021, and 2022 for many taxpayers. Net operating loss carryforwards generated before January 2018 will not be subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period. If our net operating loss carryforwards and other tax attributes expire before utilization or are subject to limitations, our business and financial results could be harmed.
Changes in existing financial accounting standards or practices may harm our results of operations.
Changes in existing accounting rules or practices, new accounting pronouncements rules, or varying interpretations of current accounting pronouncements practice could harm our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. We regularly monitor our compliance with applicable accounting principles and review new pronouncements and interpretations that are relevant to us. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.
Adoption of such changes and any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
We have granted RSUs to our employees and directors, which generally vest upon the satisfaction of both service-based and liquidity event-related performance vesting conditions occurring before the award’s expiration date. The service-based vesting period is generally satisfied by the award holder providing services to us over a four-year period. The liquidity event-related performance vesting condition was satisfied on the effective date of our registration statement on Form S-1/A. As of March 31, 2021, we began recognizing stock-based compensation expense for such RSUs.
In February 2021, our leadership development and compensation committee granted the CEO Long-Term Performance Award, an RSU award under our 2017 Plan to David Baszucki covering 11,500,000 shares of our Class A common stock. We estimated the grant date fair value of the CEO Long-Term Performance Award using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the achievement of certain price goals may not be satisfied. The weighted-average grant date fair value of the CEO Long-Term Performance Award was estimated to be $20.19 per share, and we estimate that we will recognize total stock-based compensation expense of approximately $232.2 million over the derived service period of each of the seven separate tranches of the CEO Long-Term Performance Award that are eligible to vest based on the achievement of certain stock price goals. If the achievement of these stock price goals are met sooner than the derived service period, we will adjust our stock-based compensation expense to reflect the cumulative expense associated with the vested award. We will recognize stock-based compensation expense if service is provided by Mr. Baszucki over the requisite service period, regardless of whether the stock price goals are achieved.
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
Governmental agencies in any of the countries in which we, our users, developers, or creators are located could block access to impose restrictions on or require a license for our Platform, our website, operating system platforms, application stores or the internet generally for a number of reasons, including data security, privacy, data protection, confidentiality, or regulatory concerns which may include, among other things, governmental restrictions on certain content in a particular country and a requirement that user information be stored on servers in a country within which we operate. For example, China has recently limited that amount of time users under the age of 18 can spend on gaming platforms. Additionally, the publishing license granted to Tencent in December 2020 from the National Press and Publication Administration of the Chinese government could be withdrawn, which could significantly impair or eliminate the ability to publish and operate Luobulesi in China. Governmental agencies could issue fines or penalties if there are instances where we are found not to have been in compliance with regulations in any of these areas. Users generally need to access the internet, including in geographically diverse areas, and also mobile platforms such as the Apple App Store and the Google Play Store, to engage with experiences on our Platform. If governmental or other entities block, limit or otherwise restrict developers, creators, and users from accessing our Platform, or users from engaging with experiences on our Platform, our business could be negatively impacted, we could be subject to additional fines and penalties, our developers, creators, and users could decline or grow more slowly, and our results of operations could be adversely affected.
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
We are subject to a variety of laws and regulations in the U.S. and other countries that involve matters central to our business, including user privacy, data security, data protection, rights of publicity, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-payment services. The regulatory frameworks for privacy, data security, data protection, and data transfers worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future.
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
The United Kingdom left the EU, effective January 31, 2020, known as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. The United Kingdom maintains the Data Protection Act of 2018 and the UK GDPR, which collectively implement and complement the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues, uncertainty remains regarding the future of data protection in the United Kingdom. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Such adequacy decision must, however, be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR and other United Kingdom data protection laws or regulations may develop in the medium to longer term, nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated. We continue to monitor and review the impact of any resulting changes to EU, United Kingdom or Swiss law or guidance that could affect our operations. For example, we are evaluating the SCCs and monitoring potential developments with similar clauses for Switzerland and the United Kingdom. We are also evaluating the UK’s Age Appropriate Design Code, or AADC, which focuses on online safety and protection of children’s privacy online. The AADC became effective September 2, 2021 and noncompliance with the AADC may result in audits or other proceedings by the United Kingdom’s Information Commissioner Office, or ICO, the regulatory body set up to uphold information rights in the United Kingdom, and other regulators in the EEA or Switzerland, as noncompliance with the AADC may indicate noncompliance with applicable data protection law. The ICO continues to engage with industry leaders to interpret the AADC and help companies get into compliance with the AADC. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and laws and regulations of applicable EU Member States and the United Kingdom relating to privacy, data security and data protection in connection with any measures we take to comply with them.

Other jurisdictions have adopted laws and regulations addressing privacy, data protection, and data security, many of which share similarities with the GDPR. For example, Law no. 13.709/2018 of Brazil, the Lei Geral de Proteção de Dados Pessoais or LGPD, entered into effect on September 18, 2020, authorizing a private right of action for violations. Penalties may include fines of up to 2% of the organization’s revenue in Brazil in the previous year or 50M reais (approximately $9.3 million U.S. dollars). The LGPD applies to businesses (both inside and outside Brazil) that process the personal data of users who are located in Brazil. The LGPD provides users with the similar rights as the GDPR regarding their data. A Brazilian Data Protection Authority, Brazilian National Data Protection Authority (Autoridade Nacional de Proteção de Dados, or ANPD) has been established to provide rules and guidance on how to interpret and implement the LGPD’s requirements, including regarding notice of processing, data transfer requirements, and other compliance obligations, such as security measures, recordkeeping, training, and governance. Additionally, the Personal Information Protection Law, or PIPL of the People’s Republic of China, or PRC, was adopted on August 20, 2021, and went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year. Our approach with respect to the LGPD and PIPL may be subject to further evaluation and change, our compliance measures may not be fully adequate and may require modification, we may expend significant time and cost in developing and maintaining a privacy governance program, data transfer or localization mechanisms, or other processes or measures to comply with the LGPD, the PIPL, and any implementing regulations or guidance under these regimes, and we may potentially face claims, litigation, investigations, or other proceedings or liability regarding the LGPD or PIPL and may incur liabilities, expenses, costs, and other operational losses under the LGPD and PIPL and any measures we take to comply with them.
In addition, the CCPA went into effect in January 2020 (implementing regulations effective in August 2020), which established a new privacy framework for covered businesses such as ours, requiring us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Additionally, a new privacy law, the CPRA, was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA comes into effect on January 1, 2023, which, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. The enactment of the CCPA has prompted similar legislative developments in other states in the U.S., such as Virginia, which in March 2021 enacted a Consumer Data Protection Act that will go into effect January 1, 2023, and Colorado, which in June 2021 enacted a Colorado Privacy Act that will go into effect July 1, 2023. Similar laws are being considered by other state legislatures. These developments create the potential for a patchwork of overlapping but different state laws. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business. The potential effects of this legislation are far-reaching and may require us to modify data processing practices and policies, incur substantial costs and expenses in an effort to comply, or restrict our operations.
We believe we take reasonable efforts to comply with all applicable laws, policies, legal obligations and certain industry codes of conduct relating to privacy, data security, and data protection. However, it is possible that the obligations imposed on us by applicable privacy, data security, and data protection laws and regulations, or industry codes of conduct or other actual or asserted obligations relating to privacy, data security, or data protection, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices in other jurisdictions. Additionally, due to the nature of our service, we are unable to maintain complete control over data security or the implementation of measures that reduce the risk of a data security incident. For example, our customers may accidentally disclose their passwords or store them on a mobile device that is “SIM swapped,” lost or stolen, creating the perception that our systems are not secure against third-party access. Any failure or perceived failure by us to comply with our privacy policies, our obligations to users or other third parties relating to privacy, data security or data protection, or our other policies or obligations relating to privacy, data security or data protection, or any actual or perceived compromise of security, including any such compromise that results in the unauthorized release or transfer of personally identifiable information or other user, developer or creator data, may result in governmental investigations and enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others and could cause our developers, creators, and users to lose trust in us, any or all of which could have an adverse effect on our business, financial condition or results of operations.

United States or international rules that permit ISPs to limit internet data consumption by users, including unreasonable discrimination in the provision of broadband internet access services, could harm our business.
The current legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality, in the United States is subject to uncertainty. In January 2018, the Federal Communications Commission, or FCC, released an order that repealed the “open internet rules,” often known as “net neutrality,” which prohibit mobile providers in the U.S. from impeding access to most content, or otherwise unfairly discriminating against content providers like us and also prohibit mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The FCC order repealing the open internet rules went into effect in June 2018 and was largely upheld by the District of Columbia Court of Appeals in Mozilla Corp. v. Federal Communications Commission. In response to this decision California and a number of states implemented their own net neutrality rules which largely mirrored the repealed federal regulations. The application of these state laws remains uncertain, including due to litigation against certain of these state laws. Further, in July 2021, current President of the United States Joseph Biden signed the Executive Order on Promoting Competition in the American Economy, which directed the FCC to reinstate through appropriate rulemaking net neutrality rules. The FCC has not yet moved to implement this Executive Order. We cannot predict the outcome of any litigation or whether the FCC order or state initiatives regulating providers will be modified, overturned, or vacated by legal action, federal legislation, or the FCC, or the degree to which this repeal would adversely affect our business, if at all. Similarly, the EU requires equal access to internet content, but as part of its Digital Single Market initiative, the EU may impose network security, and disability access, which could increase our costs. If the FCC’s repeal of the open internet rules is maintained, state initiatives are modified, overturned, or vacated, or the EU modifies its open internet rules, mobile and internet providers may be able to limit our users’ ability to access our Platform or make our Platform a less attractive alternative to our competitors’ applications. Were that to happen, our ability to retain existing users or attract new users may be impaired, or costs could increase, and our business would be significantly harmed.
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
Our success relies in part on the ability of developers and creators to drive engagement with content that is challenging, engaging, fun, interesting, and novel. Developers and creators are responsible for clearing the rights to all of the content they upload to our service, but some developers or creators may upload content that infringes the terms and rights of third parties in violation of our terms of use. We rely upon legal protections in various jurisdictions to protect us from claims of monetary damages for content that is uploaded to and stored on our system at the direction of our users but those protections may change or disappear over time, increasing our exposure for claims of copyright or other intellectual property infringement. If we should lose or fail to qualify for statutory or other legal protections that immunize us from monetary damages for intellectual property infringement, the damages could be significant and have a material impact on our business. While we have implemented measures designed to limit our exposure to claims of intellectual property infringement, intellectual property owners may allege that we failed to take appropriate measures to prevent infringing activities on our systems, that we turned a blind eye to infringement, or that we facilitated, induced or contributed to infringement.
Even though we are not required to monitor uploaded content for copyright infringement in the U.S., we have chosen to do so through the services of a third-party audio monitoring service. We now monitor all uploaded sound recordings to exclude recordings owned or controlled by the major record labels and any other record labels who provide their music to the third-party audio monitoring services. These record labels register certain of their content with our service provider. When audio is uploaded to our Platform, we check the service provider’s system to exclude recordings owned or controlled by these record labels from being published on our Platform. If our monitoring proves ineffective or we cease to rely upon a third-party monitoring service to exclude certain content from our platform, our risk of liability may increase. Certain record companies and music publishers, either directly or through their authorized representatives, also have claimed that we are subject to liability for allegedly infringing content that was uploaded to and may continue to exist on our Platform and have stated that they may seek damages for such infringement.
For example, a number of entities who are members of the National Music Publishers Association, or NMPA, filed a lawsuit against us on June 9, 2021, or the NMPA Lawsuit, in the U.S. District Court for the Central District of California, where they alleged that we engaged in copyright infringement by having used certain musical compositions owned or controlled by them on our Platform without necessary licenses. The NMPA Lawsuit was dismissed with prejudice on September 20, 2021 pursuant to a settlement agreement wherein it was agreed with both the plaintiffs in the NMPA Lawsuit as well as other NMPA music publishers who agreed to opt-in to take part in the settlement agreement, that we would negotiate in good faith with respect to licenses for certain uses of musical works owned or controlled by such publishers during the six-month period ending March 22, 2022. During this six month period, such publishers have also agreed not to bring any lawsuit or make any claims against us related to copyright infringement for the use of the musical works owned or controlled by these publishers on our Platform. We vigorously dispute and have disputed claims of infringement by such publishers but could be subject to additional claims in the future. An adverse judgment against us in any such lawsuit could require us to settle any claims for an undetermined amount which could have a material impact on our business, financial condition, or results of operations.
The EU enacted a law that came into effect on June 6, 2019 that may require us to use best efforts in accordance with the high industry standards of professional diligence to exclude infringing content from our Platform that may be uploaded by our users. Member states of the EU had until June 6, 2021 to pass legislation to implement the law in their respective countries. To comply with this new law, we may have to devote significant time and resources to develop and execute on a plan to implement technologies to prevent infringing content from being uploaded to our Platform and, to the extent infringing content makes it onto our Platform, to expeditiously remove such content and implement measures to prevent re-uploads of such content. Although the EU law does not mandate monitoring, there may be no practical way for us to comply with the law’s stringent new requirements (to the extent they may be applicable) without adopting some form of robust content identification systems.
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
Furthermore, certain federal statutes in the U.S. may apply to us with respect to various activities of our users, including the DMCA, which provides immunity from monetary damages for online service providers such as us for, among other things, infringing content uploaded to our Platform by our users provided we comply with certain statutory requirements, and Section 230 of the Communications Decency Act, or the CDA, which addresses blocking and screening of content on the internet and provides immunity to platforms that censor communications that they deem to be inappropriate. For example, we filter communications to eliminate speech we determine to be offensive based on our objective of creating a civil and safe place for all users. Bills have recently been proposed in Congress calling for a range of changes to Section 230 of the CDA which include a complete repudiation of the statute to modifications of it in such a way as to remove certain social media companies from its protection. If Section 230 of the CDA were so repealed or amended, we could potentially be subject to liability if we continue to censor speech, even if that speech were offensive to our users. In addition, certain states have either passed or are debating laws that would create potential liability for moderating or removing certain user content. While we believe these laws are of dubious validity under the U.S. Constitution and in light of Section 230 of the CDA, they nevertheless present some risk to our content-moderation efforts going forward.

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

Risks Related to Ownership of our Class A Common Stock
The public trading price of our Class A common stock is volatile, and could decline regardless of our operating performance.
To date, the public trading price of our Class A common stock has been volatile, similar to other newly public companies that have historically experienced highly volatile trading prices. The public trading price of our Class A common stock may fluctuate in response to various factors, including those listed in this Annual Report on Form 10-K, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the public trading price of our Class A common stock include the following:
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
•other events or factors, including those resulting from war, such as the current hostilities between Russia and Ukraine, incidents of terrorism, pandemics, including the COVID-19 pandemic, wildfires or power outages or responses to these events; and
•general economic conditions and slow or negative growth of our markets.

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
Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. Our Founder and Chief Executive Officer, and largest stockholder, David Baszucki and his affiliates, beneficially own 100% of our outstanding Class B common stock, together as a single class, representing a substantial percentage of the voting power of our capital stock, which voting power may increase over time as Mr. Baszucki exercises or vests in his equity awards. Mr. Baszucki and his affiliates could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. We believe we are eligible for, but do not intend to take advantage of, the “controlled company” exemption to the corporate governance rules for NYSE-listed companies. The dual class stock structure of our common stock which permits Mr. Baszucki and his affiliates to exert this influence will remain in place until the earlier of (i) the date that is specified by the affirmative vote of the holders of two-thirds of the then-outstanding shares of Class B common stock, (ii) the date on which less than 30% of the Class B common stock that was outstanding on March 2, 2021, (iii) March 10, 2036, (iv) nine months after the death or permanent disability of Mr. Baszucki, and (v) nine months after the date that Mr. Baszucki no longer serves as our Chief Executive Officer, or CEO, or as a member of our board of directors. Future transfers of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions.
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
Additional issuances of our stock will result in dilution to existing holders of our capital stock. Also, to the extent outstanding additional shares subject to options and warrants to purchase our capital stock are authorized and exercised, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise. As part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
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
Our ability to make payments on our indebtedness, including our 3.875% Senior Notes due 2030, or the 2030 Notes, and our other obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the 2030 Notes, and other obligations.
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
Our indebtedness could have important consequences to us.
Our indebtedness could have important consequences to us, including the following:
•making it more difficult for us to satisfy our obligations with respect to the 2030 Notes and our other indebtedness;
•requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments on our and our subsidiaries’ debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•requiring us to comply with restrictive covenants in the indenture that governs the 2030 Notes, or the Indenture, which limit the manner in which we conduct our business;
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
We are and/or may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, privacy, data security, data protection, product liability, consumer protection, employment, class action, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
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
Our operations are subject to the effects of a rising rate of inflation.
The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 7.0% for 2021. If the inflation rate continues to increase, such as increases in the costs of labor, it will likely affect all of our expenses, especially employee compensation expenses. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a hyper-competitive wage environment that may increase our operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters, consist of approximately 300,000 square feet of office space in San Mateo, California, with lease terms expiring between 2027 and 2031. In addition, in 2021, we signed an amendment to our corporate lease agreement to lease an additional 123,000 square feet of office space, the possession of which was obtained in the first quarter of fiscal 2022. We lease additional office space in the U.S. in Virginia and internationally in Canada, the United Kingdom, and China. We also operate several data centers in the U.S. in Florida, Georgia, Illinois, New Jersey, Texas, Virginia, California, and Washington and around the world including in France, Germany, Hong Kong, Japan, Poland, Singapore, the Netherlands, India, and the United Kingdom pursuant to various lease agreements. We believe our existing facilities are adequate to meet our current requirements.
We expect to expand our facilities capacity as our employee base grows. We believe we will be able to obtain such space on acceptable and commercially reasonable terms.

Item 3. Legal Proceedings
The information set forth under the heading “Legal Proceedings” in Note 9, Commitments and Contingencies, in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Our Class A Common Stock
Our Class A common stock, par value $0.0001 per share, is listed on the New York Stock Exchange, under the symbol “RBLX” and began trading on March 10, 2021. Prior to that date, there was no public trading market for our Class A common stock.
Holders of Record
As of February 17, 2022, there were 1,462 stockholders of record of our Class A common stock. The actual number of holders of our Class A common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
As of February 17, 2022, there were 3 holders of record of our Class B common stock. All shares of our Class B common stock are beneficially owned by David Baszucki.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The graph below shows the cumulative total return to our stockholders between March 10, 2021 (the date that our Class A common stock commenced trading on the New York Stock Exchange) through December 31, 2021 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes (i) that $100 was invested in each of our Class A common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on March 10, 2021 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of 10 Month Cumulative Total Return for Roblox Corp, S&P 500, and S&P Information Technology*
$160
$140
$120
$100
$80
$60
$40
$20
$0
03/10/21
03/31/21
06/30/21
09/30/21
12/31/21
Roblox Corp
S&P 500
S&P Information Technology

*$100 invested on 3/10/21 in stock or 2/28/21 in index, including reinvestment of dividends. Fiscal year ending December 31.

	3/10/2021	3/31/2021	6/30/2021	9/30/2021	12/31/2021
Roblox Corp	$100.00	$93.28	$129.47	$108.71	$148.43
S&P 500	$100.00	$104.38	$113.30	$113.96	$126.53
S&P Information Technology	$100.00	$101.69	$113.44	$114.97	$134.16
Unregistered Sales of Equity Securities
Other than any sales that were already disclosed under a Current Report on Form 8-K or Quarterly Report on Form 10-Q during the year ended December 31, 2021, there have been no other sales of unregistered securities by the Company.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the consolidated financial statements and the related notes appearing under “Consolidated Financial Statements and Supplementary Data” in Item 8 of this filing. This discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors,” “Special Note Regarding Forward-Looking Statements”, and “Special Note Regarding Operating Metrics” included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future. Unless the context otherwise requires, all references in this report to “Roblox,” the “Company”, “we,” “our,” “us,” or similar terms refer to Roblox Corporation and its subsidiaries.

This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the fiscal years ended December 31, 2021 and 2020, and year-to-year comparisons between fiscal 2021 and fiscal 2020. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2019 and year-to-year comparisons between fiscal 2020 and fiscal 2019 that is not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Company’s final prospectus dated March 2, 2021, or the Effective Date, and filed with the SEC pursuant to Rule 424(b)(4) on March 10, 2021, or the Final Prospectus.
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
Our mission is to connect a billion people with optimism and civility. We are constantly improving the ways in which the Roblox Platform supports shared experiences, ranging from how these experiences are built by an engaged community of developers, to how they are enjoyed and safely accessed by users across the globe.
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
Recent Developments
On October 29, 2021, we issued $1.0 billion aggregate principal amount of 2030 Notes in a private placement for net proceeds of approximately $987.5 million. We intend to use the net proceeds from this offering for general corporate purposes, which may include production and development, capital expenditures, investments, working capital, and potential acquisitions and strategic transactions.
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

Operating Metrics
We manage our business by tracking several operating metrics, including DAUs, hours engaged, and ABPDAU. As a management team, we believe each of these operating metrics provides useful information to investors and others. For definition of these metrics, refer to the section titled “Special Note Regarding Operating Metrics.”
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
11.2
Q1'18
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21

Daily Active Users
Europe
DAUs (In Millions)
14
12
10
8
6
4
2
0
2.5
2.7
3.1
3.7
4.6
4.8
4.9
5.5
7.0
9.9
10.4
10.9
12.5
11.8
11.9
13.4
Q1'18
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21

Daily Active Users
Asia-Pacfic

DAUs (In Millions)
12
10
8
6
4
2
0
1.4
1.7
1.8
2.1
2.3
2.7
2.8
3.2
3.7
4.6
5.4
5.6
6.5
7.2
9.4
11.2
Q1'18
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21

Daily Active Users
Past of World

DAUs (In Millions)
0
2
4
6
8
10
12
14
2.0
2.3
2.7
2.8
3.3
3.6
4.0
4.1
5.2
7.4
9.0
9.4
10.6
12.1
13.8
13.7
Q1'18
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21

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

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Bookings	$2,725,706	$1,882,543	$694,262
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to bookings, for each of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Reconciliation of revenue to bookings:
Revenue	$1,919,181	$923,885	$508,393
Add (deduct):
Change in deferred revenue	819,927	965,919	187,916
Other	(13,402)	(7,261)	(2,047)
Bookings	$2,725,706	$1,882,543	$694,262

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

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Free cash flow	$557,980	$411,220	$14,456
The following table presents a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, for each of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Reconciliation of net cash from operating activities to free cash flow:
Net cash provided by operating activities	$659,109	$524,340	$99,185
Add (deduct):
Acquisition of property and equipment	(93,273)	(104,153)	(83,264)
Purchases of intangible assets	(7,856)	(8,967)	(1,465)
Free cash flow	$557,980	$411,220	$14,456
Acquisition of property and equipment primarily includes servers, infrastructure equipment and tenant improvements.
Adjusted EBITDA
Adjusted EBITDA for purposes of the table below is calculated in accordance with the calculation of “Consolidated EBITDA” as that term is defined in the Indenture. Adjusted EBITDA is a measure of operating performance as used in certain covenant calculations specified in the Indenture that is not calculated in accordance with GAAP and may not conform to the calculation of EBITDA in other circumstances. Adjusted EBITDA should not be considered as a substitute for net loss as determined in accordance with GAAP. Management believes that, when considered together with reported amounts, this measure is useful to investors and management in understanding our ongoing operations and operating trends for purposes of analyzing the covenants specified in the Indenture. This metric should be considered in addition to, and not as a replacement for, the most comparable GAAP measure. Adjusted EBITDA should be read in connection with our financial statements presented in accordance with GAAP.

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Adjusted EBITDA	$673,926	$600,177	$108,920

The following table presents a reconciliation of consolidated net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Reconciliation of consolidated net loss to adjusted EBITDA:
Consolidated net loss	$(503,480)	$(257,691)	$(71,114)
Add:
Interest income	(92)	(1,822)	(6,546)
Interest expense	6,998	—	—
Other income/(expense), net	1,796	32	1,211
Provision for/(benefit from) income taxes	(320)	(6,656)	9
Depreciation and amortization	75,622	43,808	27,664
Stock-based compensation expense	341,942	79,158	17,634
Change in fair value of warrants	—	1,890	1,190
Accretion and amortization on marketable securities	—	5	(735)
Change in deferred revenue	819,927	965,919	187,916
Change in deferred cost of revenue	(172,828)	(230,404)	(48,309)
Fees related to equity offering	50,586	5,938	—
Fees related to certain legal settlements	53,775	—	—
Adjusted EBITDA	$673,926	$600,177	$108,920
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
However, this increase in engagement and monetization may be temporary and we have seen it moderate as vaccination rates increase, children return to classrooms, and shelter-in-place orders are lifted. The long-term effects of the COVID-19 pandemic on society, and developer, creator and user engagement remain uncertain. There can be no assurance that, as a result of the COVID-19 pandemic or other global economic conditions, users will not reduce their discretionary spending on Robux, will renew their subscriptions or may otherwise increase or maintain their usage of our Platform, which would adversely impact our revenue and financial condition. In addition, in response to the spread of COVID-19, we required and have continued to require substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate, which represents a significant disruption in how we operate our business. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. We announced our “return to office” plan, which includes shifting to a hybrid model where employees can work from home up to two days a week, that we intend to commence during 2022. Although we have announced a return to office plan, and we expect most of our employees to return to physical offices in the future, the timing, nature and extent of that return remains uncertain.
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
We generate substantially all of our revenue through the sale of virtual items on the Roblox Platform. Users can purchase and spend Robux to obtain virtual items to enhance their social experience on the Roblox Platform. We recognize revenue over the estimated period of time the virtual items are available to the user on the Roblox Platform (estimated average lifetime of a paying user) or at the time the virtual item is consumed. The average lifetime of a paying user is calculated based on the monthly retention data for each paying user cohort. We then calculate the average retention period by determining the weighted-average period paying users have spent on the Platform and are projected to participate in the Roblox environment. The average lifetime for a paying user for the year ended December 31, 2021 and December 31, 2020 was 23 months. Revenue is reported net of taxes and estimated chargebacks.
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
Personnel costs include salaries, benefits, travel-related expenses, and stock-based compensation for each expense category, with the exception of cost of revenue and developer exchange fees. In the years ended December 31, 2021, and 2020, personnel costs were $748.9 million, and $292.9 million, respectively.
During the year ended December 31, 2021, we recorded a one-time catch-up of stock-based compensation expense of $21.3 million related to the RSUs granted prior to the direct listing of our Class A common stock on the NYSE, or the Direct Listing, that vest upon the satisfaction of both the service condition and a liquidity event-related performance vesting condition which was satisfied on the effective date of our registration statement on Form S-1/A, and $42.0 million of stock-based compensation expense related to the CEO Long-Term Performance Award granted in February 2021. In addition, stock-based compensation expense attributed to RSUs granted to employees during the year ended December 31, 2021, account for a large portion of personnel costs in the period.
During the year ended December 31, 2020, we recorded compensation expense of $35.2 million related to a tender offer conducted by the purchasers of Series F and Series G convertible preferred stock to acquire shares from employees, former employees, and other existing investors. This expense was recorded because the purchasers were our affiliates, and the tender was completed at above the then-fair market value. In connection with the tender offer, we waived any rights of first refusal or transfer restrictions applicable to such shares.
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
Infrastructure and trust & safety
Infrastructure and trust & safety expenses consist primarily of expenses related to the operation of our data centers and technical infrastructure. These costs include costs to third-party service providers, such as cloud computing or other hosting and data storage, rent and facilities-related expenses for our co-located data centers and PoPs that we lease and operate, network and bandwidth costs, and depreciation and associated support and maintenance of our servers and infrastructure equipment. In the year ended December 31, 2021, depreciation related to infrastructure and trust & safety was $60.8 million. The same costs were $40.4 million and $26.5 million in the years ended December 31, 2020 and 2019, respectively. As of December 31, 2021, we have data centers and PoPs around the world with over 40,000 servers.
Infrastructure and trust & safety expenses also include personnel costs and allocated overhead for employees and team members whose primary responsibilities relate to supporting our infrastructure and trust & safety initiatives. In the year ended December 31, 2021, stock-based compensation related to infrastructure and trust & safety was $35.3 million. The same costs were $7.4 million and $2.1 million in the years ended December 31, 2020 and 2019, respectively.
We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support more sophisticated content, more users, and increased engagement. We expect to increase the dollar amount of our investment in infrastructure for the foreseeable future as we continue to build out our global infrastructure. We intend to achieve scalability and operating leverage in the business by building and maintaining our own technical infrastructure and expect our infrastructure and trust & safety expenses to increase in the short term and then decrease over time as a percentage of bookings as our business grows, primarily through leverage on infrastructure expenses, although the percentage may fluctuate from period to period depending on fluctuations in the timing and extent of our infrastructure and trust & safety expenses and business seasonality.
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
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, and restricted cash balances.
Interest Expense
Interest expense consists primarily of contractual interest and amortization of debt issuance costs on our 2030 Notes.
Other Income/(Expense), net
Other expense for historical periods consisted primarily of changes in the fair value of our outstanding warrants to purchase convertible preferred stock that were remeasured at the end of each reporting period. As of December 31, 2021, there were no outstanding convertible preferred stock warrants. Other expense also includes foreign currency exchange gains and losses.
Provision for/(Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in foreign jurisdictions and U.S. federal and state income taxes. We maintain a full valuation allowance on federal, state, and foreign deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be utilized. As of December 31, 2021, we had federal net operating loss carryforwards of $2,120.8 million, which begin to expire in 2024, state net operating loss carryforwards of $840.1 million, which begin to expire in 2027, and foreign net operating loss carryforwards of $49.6 million, which begin to expire in 2024. Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and other similar provisions. Further, the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid Relief, and Economic Security Act, or the CARES Act, changed the federal rules governing net operating loss carryforwards. Of the $2,120.8 million of federal net operating losses, $2,035.2 million is carried forward indefinitely but is limited to 80% of taxable income.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (in thousands, except per share data):

	Year Ended December 31,
	2021	2020
Revenue	$1,919,181	$923,885
Cost and expenses:
Cost of revenue(1)	496,870	239,898
Developer exchange fees	538,321	328,740
Infrastructure and trust & safety(2)	456,498	264,226
Research and development(2)	533,207	201,433
General and administrative(2)	303,020	97,341
Sales and marketing(2)	86,363	58,384
Total cost and expenses	2,414,279	1,190,022
Loss from operations	(495,098)	(266,137)
Interest income	92	1,822
Interest expense	(6,998)	—
Other income/(expense), net	(1,796)	(32)
Loss before income taxes	(503,800)	(264,347)
Provision for/(benefit from) income taxes	(320)	(6,656)
Consolidated net loss	(503,480)	(257,691)
Net loss attributable to the noncontrolling interest(3)	(11,829)	(4,437)
Net loss attributable to common stockholders	$(491,651)	$(253,254)
Net loss per share attributable to common stockholders, basic and diluted(4)	$(0.97)	$(1.39)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted(4)	505,858	182,108
______________________________
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
(2)Includes stock-based compensation as follows:

	Year Ended December 31,
	2021	2020
Infrastructure and trust & safety	$35,255	$7,396
Research and development	219,851	39,402
General and administrative	72,929	25,939
Sales and marketing	13,907	6,421
Total stock-based compensation	$341,942	$79,158
During the year ended December 31, 2021, we recorded a one-time catch-up of stock-based compensation expense of $21.3 million related to the RSUs granted prior to our Direct Listing that vest upon the satisfaction of both the service condition and a liquidity event-related performance vesting condition which was satisfied on the Effective Date. During the year ended December 31, 2020, we recorded compensation expense of $35.2 million related to a tender offer conducted by the purchasers of Series F and Series G convertible preferred stock to acquire shares from employees, former employees, and other existing investors. This expense was recorded because the purchasers were our affiliates and the tender was completed at above the then-fair market value. In connection with the tender offer, we waived any rights of first refusal or transfer restrictions applicable to such shares.
(3)Our consolidated financial statements include our majority-owned subsidiary Roblox China Holding Corp. The ownership interest of a minority investor, Songhua, is recorded as a noncontrolling interest.
(4)See Note 16, “Basic and Diluted Net Loss Per Common Share” to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate our basic and diluted net loss per share, and the weighted-average number of shares used in the computation of the per share amounts.

The following table sets forth the components of our consolidated statements of operations data, for each of the periods presented, as a percentage of revenue.

	Year Ended December 31,
	2021	2020
Revenue	100%	100%
Cost and expenses:
Cost of revenue	26	26
Developer exchange fees	28	36
Infrastructure and trust & safety	24	29
Research and development	28	22
General and administrative	16	10
Sales and marketing	4	6
Total cost and expenses	126	129
Loss from operations	(26)	(29)
Interest income	—	—
Interest expense	—	—
Other income/(expense), net	—	—
Loss before income taxes	(26)	(29)
Provision for/(benefit from) income taxes	—	(1)
Consolidated net loss	(26)	(28)
Net loss attributable to the noncontrolling interest	—	(1)
Net loss attributable to common stockholders	(26%)	(27%)
Comparison of the Years Ended December 31, 2021, and 2020
Revenue

	Year Ended December 31,		2020 to 2021
	2021	2020	% Change

	(dollars in thousands)
Revenue	$1,919,181	$923,885	108%
Revenue in the year ended December 31, 2021 increased $995.3 million, or 108%, compared to the year ended December 31, 2020. The increase is primarily due to expansion within our daily paying users, which is measured as the average number of unique paying users for each day during the period. Our number of daily paying users increased from roughly 490,000 in 2020 to roughly 678,000 in 2021. Bookings per daily paying user for both periods remained relatively consistent but may not be reflected in the revenue recognized per daily paying user as a substantial portion of revenue recognized each period is from bookings from prior periods. The daily paying user expansion followed existing growth trends, but also included the impact of COVID-19.
Cost of revenue

	Year Ended December 31,		2020 to 2021
	2021	2020	% Change

	(dollars in thousands)
Cost of revenue	$496,870	$239,898	107%
Cost of revenue increased $257.0 million, or 107%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is primarily due to an increase of $171.7 million in payment processing fees primarily driven by the growth in our bookings.

Developer exchange fees

	Year Ended December 31,		2020 to 2021
	2021	2020	% Change

	(dollars in thousands)
Developer exchange fees	$538,321	$328,740	64%
Developer exchange fees increased $209.6 million, or 64%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is primarily driven by the growth in our bookings over the same period and the associated growth in amounts earned by developers and creators due to the growth in bookings. Additionally, we launched premium payouts in the first half of 2020, and have increased those payouts over time, which contributed to an increase in the developer exchange fees as a percentage of bookings. Developer exchange fees track with our overall bookings performance as more users on the Platform and Robux purchased by our users drives more Robux earned by developers and creators.
Infrastructure and trust & safety

	Year Ended December 31,		2020 to 2021
	2021	2020	% Change

	(dollars in thousands)
Infrastructure and trust & safety	$456,498	$264,226	73%
Infrastructure and trust & safety expenses increased $192.3 million, or 73%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is primarily due to an increase of $90.2 million related to our data center and technical infrastructure expenses associated with providing the platform to our users as well as depreciation of our servers and infrastructure equipment.
In addition, trust & safety expenses increased by $53.4 million to support the growth in users and increased traffic to our platform. Other increases include $44.1 million in personnel costs primarily due to an increase in headcount to support our infrastructure growth and stock-based compensation expense of $27.9 million.
Research and development

	Year Ended December 31,		2020 to 2021
	2021	2020	% Change

	(dollars in thousands)
Research and development	$533,207	$201,433	165%
Research and development expenses increased $331.8 million, or 165%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is primarily due to an increase of $314.0 million of personnel costs, which includes $180.4 million in stock-based compensation expense. The increase is also due to an increase in headcount and consultants supporting our engineering, design, and product teams. Other increases include amortized costs of $11.4 million primarily due to intangible assets related our Guilded and Loom.ai acquisitions.

General and administrative

	Year Ended December 31,		2020 to 2021
	2021	2020	% Change

	(dollars in thousands)
General and administrative	$303,020	$97,341	211%
General and administrative expenses increased $205.7 million, or 211%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is primarily due to an increase of $124.9 million in professional services expenses, including one-time fees related to the Direct Listing of $50.7 million. The majority of the remaining costs is related to NMPA lawsuit and other litigations settled and paid during the period as well as accruals for other litigation and related changes recorded during the period. The increase is also due to an increase in headcount in our finance, accounting, people, IT and legal functions as part of our transition to a publicly traded company. Personnel costs increased $75.9 million to support increased headcount, and includes $47.0 million increase for stock-based compensation expense.
Sales and marketing

	Year Ended December 31,		2020 to 2021
	2021	2020	% Change

	(dollars in thousands)
Sales and marketing	$86,363	$58,384	48%
Sales and marketing expenses increased $28.0 million, or 48%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase is due to an additional $22.0 million in personnel costs, including stock-based compensation expense of $7.5 million. The increase also includes $3.6 million related to marketing and promotional expenses.
Interest income, interest expense, other income/(expense), and provision for/(benefit from) income taxes

	Year Ended December 31,		2020 to 2021
	2021	2020	% Change

	(dollars in thousands)
Interest income	$92	$1,822	(95)%
Interest expense	$(6,998)	$—	(100)
Other income/(expense), net	$(1,796)	$(32)	5,513
Provision for/(benefit from) income taxes	$(320)	$(6,656)	(95)
Interest income decreased $1.7 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease is primarily due to liquidation of our investments in fiscal year 2020 and decrease in interest rates in fiscal year 2021 compared to 2020.
Interest expense increased by $7.0 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase is primarily due to amortization of debt issuance costs of $0.2 million and contractual interest of $6.7 million on the 2030 Notes issued in October 2021.
Other income/(expense), net changed by $1.8 million for the year ended December 31, 2021 as compared to 2020. The change was primarily due to a loss of $1.9 million on remeasurement of warrant liability recorded in 2020 and increase in foreign exchange loss by $4.1 million in the year ended December 31, 2021 as compared to 2020. The change was offset was other miscellaneous charges of $0.4 million recorded in the year ended December 31, 2020.

Provision (benefit) for income taxes decreased by $6.3 million for the year ended December 31, 2021 as compared to prior year ended December 31, 2020. The change was primarily due to the difference in the acquired deferred taxes in the Guilded acquisition in the year ended December 31, 2021 compared to the acquired deferred taxes in the Loom.ai acquisition in the year ended December 31, 2020.
Liquidity and Capital Resources
As of December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $3.0 billion, which were held for working capital purposes, capital expenditures and acquisitions.
Since our inception, we have financed our operations primarily through cash generated from operations and, to a lesser extent, sales of convertible preferred stock, borrowings under our credit facilities and, more recently, the sale of our 2030 Notes. We bill and collect payment upfront for our bookings.
On October 29, 2021, we issued the 2030 Notes, which will mature on May 1, 2030, unless earlier repurchased or redeemed. Interest is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2022. The net proceeds from the 2030 Notes issuance were approximately $987.5 million and we intend to use the net proceeds for general corporate purposes, which may include production and development, capital expenditures, investments, working capital, and potential acquisitions and strategic transactions.
As of December 31, 2021, contractual obligations related to the 2030 Notes are payments of $39.1 million in 2022 and $38.8 million each year from 2023 through 2029 and $1,019.4 million due in 2030. These amounts represent principal and interest cash payments over the term of the 2030 Notes. Any future redemption of the 2030 Notes could impact the amount or timing of our cash payments.
For more information regarding the 2030 Notes, see Note 8, “Debt” to the Notes to Consolidated Financial Statements.
In January 2021, we completed a private placement and sold an aggregate of 11.9 million shares of our Series H convertible preferred stock at a purchase price of $45.00 per share for net proceeds of approximately $534.3 million.
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
We have non-cancelable lease arrangements for office facilities and space for data center operations expiring in various years through 2031. As of December 31, 2021, the Company had fixed lease payment obligations of $278.4 million, with $59.9 million payable within 12 months.
For more information regarding the operating lease commitments, refer to Note 3, “Leases” to the Notes to Consolidated Financial Statements.
Our other purchase obligations primarily consist of non-cancelable obligations with our data center hosting providers and software vendors. As of December 31, 2021, we had other purchase obligations of $40.1 million, with $16.0 million payable within 12 months.
In addition, as of December 31, 2021, we had $9.9 million in letters of credit outstanding related to our office facilities in San Mateo, California and data center facilities in Ashburn, Virginia.
For more information regarding our contractual obligations, refer to Note 9, “Commitments and Contingencies” to the Notes to Consolidated Financial Statements.

As of December 31, 2021, we have generated losses from our operations as reflected in our accumulated deficit of $983.9 million as of December 31, 2021, and positive cash flows from operating activities for each of the periods presented. A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of bookings for which we have already received cash and, which is recorded as revenue over the estimated average lifetime of a paying user or as the virtual items are consumed.
We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business.
We believe our existing cash and cash equivalents, together with cash provided by operations, will be sufficient to meet our needs for the next 12 months. Our future capital requirements, however, will depend on many factors, including our growth rate, investment in our headcount, capital expenditures to build out new facilities and purchase hardware for infrastructure, timing and extent of spending to support our efforts to develop our Platform, and the effects of inflation on these various expenses. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See Part 1, Item 1A. “Risk Factors” for more information.
Our principal uses of cash in recent periods have been funding our operations, making capital expenditures and acquisitions.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$659,109	$524,340
Net cash (used in) investing activities	$(146,821)	$(97,030)
Net cash provided by financing activities	$1,598,124	$164,972
Operating activities
Our largest source of operating cash is cash collection from sales of Robux to our paying users. Our primary uses of cash from operating activities are for payment processing fees, personnel-related expenses, data center and infrastructure-related operations, and developer exchange fees.
During the year ended December 31, 2021, cash provided by operating activities was $659.1 million, which consisted of a net loss of $503.5 million, adjusted by non-cash charges of $462.3 million and net cash inflows from the change in net operating assets and liabilities of $700.3 million. The non-cash charges were primarily comprised of stock-based compensation of $341.9 million and depreciation and amortization of $75.6 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $819.9 million increase in deferred revenue and a $83.0 million increase in developer exchange liability offset by a $172.8 million increase in deferred cost of revenue and a $61.0 million increase in accounts receivable, all due to increases in bookings. A majority of our bookings and costs of revenue is deferred over a 23 month period as they pertain to the sale and associated costs pertaining to durable goods. In addition, the increase in net cash inflows was also driven by $58.8 million increase in accrued expenses primarily due to ESPP liability and other tax related liabilities.
During the year ended December 31, 2020, cash provided by operating activities was $524.3 million, which consisted of a net loss of $257.7 million, adjusted by non-cash charges of $126.0 million and net cash inflows from the change in net operating assets and liabilities of $656.0 million. The non-cash charges were primarily comprised of stock-based compensation of $79.2 million and depreciation and amortization of $43.8 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $965.9 million increase in deferred revenue and a $49.9 million increase in developer exchange liability offset by a $230.4 million increase in deferred cost of revenue and a $156.9 million increase in accounts receivable, all due to increases in bookings.

Investing activities
During the year ended December 31, 2021, cash used in investing activities was $146.8 million, primarily consisting of cash used in capital expenditures of $93.2 million, payments related to business combination of $45.7 million, and cash paid for purchase of intangible assets of $7.9 million.
During the year ended December 31, 2020, cash used in investing activities was $97.0 million, primarily consisting of cash used in capital expenditures of $104.2 million, and payments related to business combination of $40.9 million, offset by cash provided by net maturities of marketable securities of $57.0 million.
Financing activities
During the year ended December 31, 2021, cash provided by financing activities was $1,598.1 million primarily consisting of proceeds of $987.7 million from the issuance of 2030 Notes, net of debt issuance costs, $534.3 million from the issuance of convertible preferred stock, and proceeds of $76.2 million from the exercise of stock options.
During the year ended December 31, 2020, cash provided by financing activities was $165.0 million primarily consisting of net proceeds of $149.7 million from the issuance of convertible preferred stock and proceeds of $15.2 million from the exercise of stock options.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements.
We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Refer to Note 1, “Overview and Summary of Significant Accounting Policies” to the Notes to Consolidated Financial Statements for a full description of our revenue and stock-based compensation policy.

Revenue Recognition
In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when control of the service is transferred to the customer. The amount of revenue recognized reflects the consideration that we expect to be entitled to in exchange for these services. To achieve the core principle of this standard, we determine revenue recognition by:
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
Users can purchase Robux, as one-time purchases or through monthly subscriptions via mobile payments, credit cards, or prepaid cards. Payments from users are non-refundable and relate to noncancellable contracts for a fixed price that specify our obligations. Revenue is recorded net of taxes assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between us and our users, and estimated chargebacks. Such payments are initially recorded to deferred revenue.
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
•Durable virtual items represent items which result in a persistent change to a users’ character or item set (e.g., virtual hat, pet, or house). These items are generally available to the customer to hold, use, or display for as long as they are on our Roblox Platform. We recognize revenue from the sale of durable virtual items ratably over the estimated period of time the items are available to the user on the Roblox Platform.
To separately account for consumable and durable virtual items, we specifically identify each purchase for the majority of virtual items purchased on the Roblox Platform. For the remaining population, we estimate the amount of consumable and durable virtual items purchased based on data from specifically identified purchases and the expected behavior of the users within similar experiences. The estimation of amount of consumable and durable virtual items purchased for the population of purchases not specifically identified, requires management’s judgement as it requires us to evaluate and estimate the expected behavior of users in the population using information from known purchases in similar experiences.
The average lifetime of a paying user estimate is calculated based on historical monthly retention data for each user cohort to project future participation on the Roblox Platform and is currently estimated to be 23 months. Determining the estimated average lifetime of a paying user requires management’s judgment as it requires us to analyze the most recent trends in player cohort activity and other qualitative factors to estimate the average lifetime of a paying user. We also consider results from prior analyses in determining the estimated average lifetime of a paying user. We believe this estimate is the best representation of the average life of the durable virtual items.

Stock-Based Compensation
We measure and recognize stock-based compensation expense based on the estimated grant date fair value of the awards. We have granted certain awards, consisting primarily of stock option awards, RSUs, PSUs, and stock purchase rights granted under the 2020 ESPP. We account for forfeitures as they occur.
We estimate the fair value of stock options and stock purchase rights granted under the 2020 ESPP using the Black-Scholes option-pricing model and recognize expense on a straight-line basis over the requisite service period of the awards. The Black-Scholes option pricing model requires certain subjective inputs and assumptions, including the fair value of our Class A common stock, the expected term, risk-free interest rates, expected stock price volatility, and expected dividend yield of our Class A common stock. The assumptions used to determine the fair value of the option awards and the stock purchase rights granted under the 2020 ESPP represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. These assumptions and estimates are as follows:
•Fair value of Class A common stock—Prior to the Direct Listing, we estimated the fair value of Class A common stock, as discussed below in the section titled “Common Stock Valuations.” After the completion of the Direct listing, the fair value of our Class A common stock is determined based on the NYSE closing price on the date of grant.
•Expected term—The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, estimated exercise behavior, post-vesting cancellations and contractual lives of the awards.
•Risk-free interest rates—The risk-free interest rate is based on the implied yields in effect at the time of the grant of U.S. Treasury notes with terms approximately equal to the expected term of the award.
•Expected stock price volatility—Prior to the Direct Listing, we used the historical volatility of the Class A common stock price of similar publicly-traded peer companies. After the completion of the Direct Listing we continue to use the historical volatility of the stock price of similar publicly traded peer companies since we have not established sufficient public trading history.
•Expected dividend yield—Our expected dividend yield is zero, as we have not yet paid and do not anticipate paying dividends on our common stock.
The fair value of RSUs is estimated based on the fair value of our common stock on the date of grant. Prior to the Direct Listing, we estimated the fair value of Class A common stock, as discussed below in the section titled “Common Stock Valuations.” After the completion of the Direct listing, the fair value of our Class A common stock is determined based on the NYSE closing price on the date of grant.
CEO Long-Term Performance Award
In February 2021, the leadership development and compensation committee of our board of directors granted our Chief Executive Officer a Long-Term Performance Award, or CEO Long-Term Performance Award, an RSU award that includes a service and a market condition. The fair value of the CEO Long-Term Performance Award is determined using a Monte Carlo simulation model. One of the most judgmental assumptions in the Monte Carlo simulation is the estimated fair value of the common stock underlying the award as discussed below in the section titled “Common Stock Valuations.”. We estimated the expected term based on the time period from the valuation date to the end of the performance period. The risk-free interest rate is based on the United States treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes. The expected volatility is derived from the historical stock volatility of selected peers over a period equivalent to the expected term of the CEO Long-Term Performance Award. The associated stock-based compensation is recorded over the derived service period, using the accelerated attribution method. If the stock price goals are met sooner than the derived service period, we will adjust the stock-based compensation expense to reflect the cumulative expense associated with the vested portion of the CEO Long-Term Performance Award. Provided that David Baszucki continues to be our Chief Executive Officer, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock price goals are achieved.

Common Stock Valuations
Prior to the Direct Listing, due to the absence of a public trading market for our common stock, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors along with management exercised its reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of fair value of our common stock, including:
•the prices at which we or other holders sold our common and convertible preferred stock to outside investors in arms-length transactions;
•contemporaneous valuations performed by an unrelated third-party valuation firm;
•our operating and financial performance;
•the lack of marketability of our common stock;
•the valuation of comparable companies;
•the industry outlook;
•the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company given prevailing market conditions; and
•the U.S. and global economic and capital market conditions and outlook.
We determine the fair value of our common stock using the most observable inputs available to us, including income approaches as well as recent sales of our stock. The income approach estimates the value of our business based on the future cash flows we expect to generate discounted to their present value using an appropriate discount rate to reflect the risk of achieving the expected cash flows.
We also considered any secondary transactions involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange. Factors considered include transaction volume, timing, whether the transactions occurred among willing and unrelated parties, and whether the transactions involved investors with access to our financial information.
Recent Accounting Pronouncements
See section “Recent Accounting Pronouncements” within Item 8. Financial Statements and Supplementary Information, Note 1, “Overview and Summary of Significant Accounting Policies”, for discussion of recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market instruments. As of December 31, 2021, we had cash and cash equivalents of $3.0 billion. We do not enter into investments for trading or speculative purposes. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. Our money market instruments have very low interest rate risk because of their short- term maturities, and we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

In October 2021, we issued $1.0 billion aggregate principal amount of the 2030 Notes. The 2030 Notes were issued at par and we incurred approximately $12.5 million in debt issuance costs. Interest on the 2030 Notes is payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2022, and the entire outstanding principal amount of the 2030 Notes is due at maturity on May 1, 2030. The 2030 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2030 Notes. Additionally, on our balance sheet we carry the 2030 Notes at face value less unamortized discount and debt issuance cost, and we present the fair value for required disclosure purposes only. The fair market value of the 2030 Notes is exposed to interest rate risk. The fair value of our 2030 Notes will fluctuate with movements in interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
Foreign Currency Exchange Risk
Most of our revenue is generated in U.S. dollars, with the remainder generated in British pounds sterling, Euros, Canadian dollars, and Australian dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S., U.K., Canada, Europe, and China. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the years ended December 31, 2021, 2020, and 2019. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Inflation Risk
Inflationary factors such as increases in overhead costs may adversely affect our results of operations. We do not believe that inflation has had a material effect on our business, financial condition or results of operations to date. If our costs were to become subject to significant inflationary pressures, which may increase as the United States experiences increasing inflation, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.

Item 8. Consolidated Financial Statements and Supplementary Data
ROBLOX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Roblox Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Roblox Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases as of January 1, 2021 due to the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842).
Basis for Opinion

The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company derives substantially all of its revenue from the sale of virtual items on the Roblox platform. The Company’s performance obligation when selling virtual items to users is to provide those users with the ability to acquire, use, and hold virtual items on the Roblox platform over the estimated period of time the virtual items are available to the user which is estimated as the average lifetime of a paying user (for durable virtual items) or until the virtual items are consumed (for consumable virtual items). To separately identify, and account for consumable and durable virtual items, the Company specifically identifies each purchase for the majority of virtual items purchased on the Roblox Platform. For the remaining population, the Company estimates the amount of consumable and durable virtual items purchased based on data from specifically identified purchases and the expected behavior of the users within similar experiences.

Significant judgement is exercised by management when (1) estimating the average lifetime of a paying user (“customer life”), which includes analyzing the most recent trends in player cohort activity to estimate the average lifetime of a paying user and (2) estimating the amount of consumable and durable virtual items purchased for the remaining population of purchases that are not specifically identified (“remaining population allocation”), which includes evaluating and estimating the expected behavior of users in the population using information from known purchases in similar experiences.

Given the complexity of estimating the customer life and the remaining population allocation, auditing these estimates required a high degree of auditor judgement and increased extent of effort when performing audit procedures to evaluate the Company’s judgements and conclusions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s estimated customer life and remaining population allocation included the following, among others:
•We obtained an understanding of the Company’s methodology for developing the estimated customer life and remaining population allocation.
•For the customer life estimate, we (1) tested the accuracy and completeness of the historical monthly retention data for player cohorts, (2) tested the mathematical accuracy of the Company’s calculations to project future retention, and (3) assessed the impact of qualitative factors to evaluate managements judgement on future retention utilizing competitor information that is publicly available and most recent historical trends in cohort activity.
•For the remaining population allocation estimate, we (1) tested the underlying data for specifically identified purchases used in management’s analysis by selecting a sample of virtual items that were purchased and confirming that such items were properly categorized between a consumable or a durable virtual item, (2) tested the mathematical accuracy of the percentage of consumable and durable goods for the specifically identified purchases, (3) compared the composition of the virtual items purchased that were specifically identified to those that were not specifically identified to evaluate if the nature of the goods are similar, and (4) tested that the percentage of consumable and durable virtual items for the specifically identified purchases was applied to the remaining population.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 25, 2022
We have served as the Company’s auditor since 2019.

ROBLOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$3,004,300	$893,943
Accounts receivable—net of allowances	307,349	246,986
Prepaid expenses and other current assets	32,091	26,274
Deferred cost of revenue, current portion	406,025	256,928
Total current assets	3,749,765	1,424,131
Property and equipment—net	271,352	206,415
Operating lease right-of-use assets	221,285	—
Deferred cost of revenue, long-term	137,524	113,793
Intangible assets, net	59,666	42,326
Goodwill	118,071	59,568
Other assets	2,933	1,567
Total assets	$4,560,596	$1,847,800
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity/(Deficit)
Current liabilities:
Accounts payable	$64,395	$12,012
Accrued expenses and other current liabilities	180,769	65,392
Developer exchange liability	163,906	80,912
Deferred revenue—current portion	1,758,022	1,070,230
Total current liabilities	2,167,092	1,228,546
Deferred revenue—net of current portion	616,834	484,699
Operating lease liabilities	194,616	—
Long-term debt, net	987,723	—
Other long-term liabilities	1,408	22,109
Total liabilities	3,967,673	1,735,354
Commitments and contingencies (Note 9)
Convertible Preferred Stock
Convertible preferred stock, Series A, B, C, D, D-1, E, F, and G $0.0001 par value, zero and 349,522 shares authorized as of December 31, 2021, and December 31, 2020, respectively; zero and 337,235 shares issued and outstanding as of December 31, 2021, and December 31, 2020, respectively; aggregate liquidation preference of zero and $335,654 as of December 31, 2021, and December 31, 2020, respectively	—	344,827
Stockholders’ Equity/(Deficit)
Common stock, $0.0001 par value; 5,000,000 and 740,000 authorized as of December 31, 2021, and December 31, 2020, respectively, 585,878 and 201,327 shares issued and outstanding as of December 31, 2021, and December 31, 2020, respectively; Class A common stock—4,935,000 and 675,000 shares authorized as of December 31, 2021, and December 31, 2020, respectively; 534,541 and 144,039 shares issued and outstanding as of December 31, 2021, and December 31, 2020, respectively; Class B common stock—65,000 shares authorized as of December 31, 2021, and December 31, 2020, respectively, 51,337 and 57,287 shares issued and outstanding as of December 31, 2021, and December 31, 2020, respectively
	58	20
Additional paid-in capital	1,568,638	239,792
Accumulated other comprehensive income	62	90
Accumulated deficit	(983,941)	(492,290)
Total Roblox Corporation stockholders’ equity/(deficit)	584,817	(252,388)
Noncontrolling interests	8,106	20,007
Total stockholders’ equity/(deficit)	592,923	(232,381)
Total liabilities, convertible preferred stock, and stockholders’ equity/(deficit)	$4,560,596	$1,847,800
The accompanying notes are an integral part of these consolidated financial statements.

ROBLOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$1,919,181	$923,885	$508,393
Cost and expenses:
Cost of revenue(1)	496,870	239,898	122,381
Developer exchange fees	538,321	328,740	111,976
Infrastructure and trust & safety	456,498	264,226	156,699
Research and development	533,207	201,433	107,095
General and administrative	303,020	97,341	41,945
Sales and marketing	86,363	58,384	44,737
Total cost and expenses	2,414,279	1,190,022	584,833
Loss from operations	(495,098)	(266,137)	(76,440)
Interest income	92	1,822	6,546
Interest expense	(6,998)	—	—
Other income/(expense), net	(1,796)	(32)	(1,211)
Loss before income taxes	(503,800)	(264,347)	(71,105)
Provision for/(benefit from) income taxes	(320)	(6,656)	9
Consolidated net loss	(503,480)	(257,691)	(71,114)
Net loss attributable to the noncontrolling interest	(11,829)	(4,437)	(146)
Net loss attributable to common stockholders	$(491,651)	$(253,254)	$(70,968)
Net loss per share attributable to common stockholders, basic and diluted	$(0.97)	$(1.39)	$(0.44)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	505,858	182,108	163,051
_______________
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
The accompanying notes are an integral part of these consolidated financial statements

ROBLOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Consolidated net loss	$(503,480)	$(257,691)	$(71,114)
Other comprehensive income/(loss):
Foreign currency translation adjustments	(55)	168	12
Net change in unrealized gains (losses) on available-for-sale marketable securities, net of tax	—	(33)	41
Other comprehensive income/(loss), net of tax	(55)	135	53
Total comprehensive loss including noncontrolling interests	(503,535)	(257,556)	(71,061)
Less: net loss attributable to noncontrolling interests	(11,829)	(4,437)	(146)
Less: cumulative translation adjustments attributable to noncontrolling interests	(27)	84	6
Total comprehensive loss attributable to noncontrolling interests	(11,856)	(4,353)	(140)
Total comprehensive loss attributable to common stockholders	$(491,679)	$(253,203)	$(70,921)
The accompanying notes are an integral part of these consolidated financial statements.

ROBLOX CORPORATION
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)
(in thousands)

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	324,304	$187,191	157,873	$16	$54,871	$(8)	$(168,068)	$—	$(113,189)
Issuance of common stock upon exercise of stock options	—	—	8,895	1	3,184	—	—	—	3,185
Issuance of warrants in connection with intangible asset purchase	—	—	—	—	482	—	—	—	482
Stock-based compensation	—	—	—	—	17,634	—	—	—	17,634
Other	—	—	—	—	—	41	—	—	41
Cumulative translation adjustments	—	—	—	—	—	6	—	6	12
Capital contribution from minority interest holder	—	—	—	—	25,500	—	—	24,500	50,000
Net loss	—	—	—	—	—	—	(70,968)	(146)	(71,114)
Balance at December 31, 2019	324,304	$187,191	166,768	$17	$101,671	$39	$(239,036)	$24,360	$(112,949)
Issuance of common stock upon exercise of stock options and settlement of RSUs	—	—	20,871	2	15,156	—	—	—	15,158
Issuance of common stock from asset purchase	—	—	80	—	2,854	—	—	—	2,854
Issuance of common stock from acquisition of businesses	—	—	933	—	35,203	—	—	—	35,203
Issuance of restricted stock awards granted in conjunction with a business combination	—	—	388	—	5,493	—	—	—	5,493
Issuance of Series G preferred stock	23,645	149,669	—	—	—	—	—	—	—
Issuance of Series D-1 warrants upon exercise of warrants for cash(1)	1,573	8,225	—	—	—	—	—	—	—
Conversion of Series A preferred stock to common stock	(11,642)	(233)	11,642	1	232	—	—	—	233
Conversion of Series D preferred stock to common stock	(645)	(25)	645	—	25	—	—	—	25
Stock-based compensation	—	—	—	—	79,158	—	—	—	79,158
Other	—	—	—	—	—	(33)	—	—	(33)
Cumulative translation adjustments	—	—	—	—	—	84	—	84	168
Net loss	—	—	—	—	—	—	(253,254)	(4,437)	(257,691)
Balance at December 31, 2020	337,235	$344,827	201,327	$20	$239,792	$90	$(492,290)	$20,007	$(232,381)
Issuance of common stock upon exercises of stock options	—	—	33,372	3	65,284	—	—	(45)	65,242
Issuance of common stock in connection with the acquisition of a business	—	—	487	—	31,274	—	—	—	31,274
Issuance of common stock under Employee Stock Purchase Plan	—	—	191	—	11,268	—	—	—	11,268
Issuance of Series H preferred stock, net	11,889	534,286	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with the direct listing	(349,124)	(879,113)	349,124	35	879,078	—	—	—	879,113
Stock-based compensation	—	—	—	—	341,942	—	—	—	341,942
Release of restricted stock units	—	—	1,376	—	—	—	—	—	—
Other	—	—	1	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	(28)	—	(27)	(55)
Net loss	—	—	—	—	—	—	(491,651)	(11,829)	(503,480)
Balance at December 31, 2021	—	$—	585,878	$58	$1,568,638	$62	$(983,941)	$8,106	$592,923
______________________________
(1)Exercise of warrants for gross proceeds of $0.1 million and a reclassification of warrant liability fair market value of $8.1 million as of the exercise date.
The accompanying notes are an integral part of these consolidated financial statements.

ROBLOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Consolidated net loss	$(503,480)	$(257,691)	$(71,114)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	75,622	43,808	27,664
Stock-based compensation expense	341,942	79,158	17,634
Change in fair value of warrants	—	1,890	1,190
Operating lease non-cash expense	43,794	—	—
Other non-cash charges/(credits)	680	1,139	(693)
Amortization of debt issuance costs	216	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(61,044)	(156,865)	(40,092)
Accounts payable	23,369	4,488	(113)
Prepaid expenses and other current assets	(13,593)	(4,826)	(10,268)
Other assets	(1,367)	1,373	339
Developer exchange liability	82,994	49,905	12,897
Accrued expenses and other current liabilities	58,809	30,906	10,719
Other long-term liability	(1,189)	(4,460)	11,415
Operating lease liabilities	(34,743)	—	—
Deferred revenue	819,927	965,919	187,916
Deferred cost of revenue	(172,828)	(230,404)	(48,309)
Net cash provided by operating activities	659,109	524,340	99,185
Cash flows from investing activities:
Acquisition of property and equipment	(93,273)	(104,153)	(83,264)
Payments related to business combination, net of cash acquired	(45,692)	(40,919)	—
Purchases of short-term investments	—	(5,991)	(89,601)
Maturities of short-term investments	—	63,000	90,000
Purchases of intangible assets	(7,856)	(8,967)	(1,465)
Net cash used in investing activities	(146,821)	(97,030)	(84,330)
Cash flows from financing activities:
Proceeds from issuance of preferred stock for warrant exercises	—	147	—
Proceeds from issuance of common stock	76,177	15,156	3,112
Net proceeds from issuance of preferred stock	534,286	149,669	—
Capital contribution from noncontrolling interest holder	—	—	50,000
Proceeds from 2030 Notes	990,000	—	—
Payment of debt issuance cost	(2,339)	—	—
Net cash provided by financing activities	1,598,124	164,972	53,112
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(55)	168	12
Net increase in cash, cash equivalents and restricted cash	2,110,357	592,450	67,979
Cash, cash equivalents, and restricted cash
Beginning of year	893,943	301,493	233,514
End of year	$3,004,300	$893,943	$301,493
Supplemental disclosure of cash flow information:
Cash paid for interest	—	—	—
Cash paid for income taxes	—	—	—
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$50,388	$13,990	$12,169
Fair value of common stock and unregistered restricted units issued as consideration for business combination	$31,274	$40,696	—
Fair value of common stock issued in exchange for intangible asset purchase	—	$2,854	—
Conversion of convertible preferred stock to common stock upon direct listing	$879,113	—	—
Unpaid debt issuance costs	$154	—	—
The accompanying notes are an integral part of these consolidated financial statements.

ROBLOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Overview and Summary of Significant Accounting Policies
Organization and Description of Business—Roblox Corporation, or the Company, was incorporated under the laws of the state of Delaware in March 2004. The Company operates a human co-experience platform, or the Platform, or Roblox Platform, where users interact with each other to explore and develop immersive, user-generated, 3D experiences. Upon signing up for Roblox, a user personalizes their unique Roblox identity, or avatar. Users are then free to immerse themselves in experiences on Roblox and can acquire experience-specific enhancements or avatar items in the Company’s Avatar Marketplace using the virtual currency, or Robux. Any user can be a developer or creator on the Company’s platform using Roblox’s studio of software tools. Developers build the experiences that are published on Roblox and can earn Robux through microtransactions in their experiences, through engagement-based payouts, and by selling virtual items in the Roblox virtual economy.
Direct Listing—On March 10, 2021, the Company completed a direct listing of its Class A common stock (“Direct Listing”) on the New York Stock Exchange (“NYSE”). The Company incurred fees primarily related to financial advisory service, audit and legal expenses, in connection with the Direct Listing and recorded general and administrative expenses of $50.7 million during the first quarter of the fiscal year ended March 31, 2021. Immediately prior to the Direct Listing, all shares of outstanding convertible preferred stock were converted into an equivalent number of shares of Class A common stock.
Basis of Presentation and Summary of Significant Accounting Policies
Fiscal Year—The Company’s fiscal year ends on December 31. For example, references to fiscal 2021, 2020 and 2019 refer to the fiscal year ending December 31, 2021, December 31, 2020, and December 31, 2019, respectively.
Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with GAAP, and applicable rules and regulations of the SEC.
Certain prior period balances have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. These reclassifications are not material and had no effect on the prior year's net loss or accumulated deficit.
Principles of Consolidation—The consolidated financial statements include the accounts of the Company and subsidiaries over which the Company has control. All intercompany transactions and balances have been eliminated. The consolidated financial statements include 100% of the accounts of wholly owned and majority owned subsidiaries, and the ownership interest of minority investors is recorded as noncontrolling interest.
Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, the estimated period of time the virtual items are available to the user and the estimated amount of consumable and durable virtual items purchased for which the Company lacks specific information that we use for revenue recognition, useful lives of property and equipment and intangible assets, valuation of acquired goodwill and intangible assets, accrued liabilities (including accrued developer exchange fees), contingent liabilities, valuation of deferred tax assets and liabilities, stock-based compensation, the carrying value of operating lease right-of-use assets, evaluation of recoverability of long-lived assets and carrying value of goodwill. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. Actual results could differ from those estimates and any such differences may be material to the consolidated financial statements. To the extent that there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

The novel coronavirus, or COVID-19, pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions. The full extent to which the COVID-19 pandemic will directly or indirectly impact the global economy, the lasting social effects, and impact on the Company’s business, results of operations, and financial condition will depend on future developments, such as COVID-19 vaccination rates and the availability of COVID-19 vaccines both globally and in the U.S., and the emergence of new strains of the virus, that are highly uncertain and cannot be accurately predicted. As of the date of issuance of the consolidated financial statements, the Company is not aware of any specific event of circumstance related to COVID-19 that would require it to update its estimates or judgments or adjust the carrying value of its assets or liabilities. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.
Foreign Currency Transactions—The functional currency of the Company’s international subsidiaries is the U.S. dollar, with the exception of a Chinese subsidiary wholly owned by Roblox China Holding Corp., as discussed in Note 14, “Joint Venture” to the Notes to Consolidated Financial Statements. Assets and liabilities are translated to U.S. dollars at the period-end exchange rate. Revenues and expenses are translated using the average exchange rate for the period. The effects of foreign currency translation are included in stockholders’ deficit as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets and periodic movements are summarized as a line item in the consolidated statements of comprehensive loss.
Stock Split—On January 31, 2020, the Company’s board of directors approved an amendment to its certificate of incorporation to effect a split of shares of the issued and outstanding common stock and convertible preferred stock at a 2-for-1 ratio. The stock split was approved by the Company’s stockholders and effected on January 31, 2020.
All issued and outstanding shares of common stock and convertible preferred stock, dividend rates, conversion rates, options to purchase common stock, exercise prices, and the related per-share amounts contained in these consolidated financial statements have been adjusted to reflect these stock splits for all periods presented.
Segments—The Company operates as a single operating and reportable segment, which is at the consolidated entity level. The chief operating decision maker or CODM of the Company is its CEO, who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis, accompanied by disaggregated information of our revenue.
Revenue Recognition
Revenue Recognition Policy
In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when control of the service is transferred to the customer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for these services. To achieve the core principle of this standard, the Company determines revenue recognition by:
•identifying the contract, or contracts, with the customer;
•identifying the performance obligations in the contract;
•determining the transaction price;
•allocating the transaction price to performance obligations in the contract; and
•recognizing revenue when, or as, the Company satisfies performance obligations by transferring the promised services.
The Company derives substantially all of its revenue from the sale of virtual items on the Roblox Platform.
Roblox Platform
The Company operates the Roblox Platform as live services that allow users to play and socialize with others for free. Within the experience, however, users can purchase virtual currency (Robux) to obtain virtual items to enhance their social experience. Proceeds from the sale of Robux are initially recorded in deferred revenue and recognized as revenues as a user purchases and uses virtual items. The Company’s identified performance obligation is to provide users with the ability to acquire, use, and hold virtual items on the Roblox Platform over the estimated period of time the virtual items are available to the user or until the virtual items are consumed.

Users can purchase Robux, as one-time purchases or through monthly subscriptions via mobile payments, credit cards, or prepaid cards. Payments from users are non-refundable and relate to non-cancellable contracts for a fixed price that specify Company’s obligations. Revenue is recorded net of taxes, assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between the Company and its users, and estimated chargebacks. Such payments are initially recorded to deferred revenue.
The satisfaction of Company’s performance obligation is dependent on the nature of the virtual item purchased and as a result, the Company categorizes its virtual items as either consumable or durable.
•Consumable virtual items represent items that can be consumed by a specific user action. Common characteristics of consumable virtual items may include items that are no longer displayed on the user’s inventory after a short period of time or do not provide the user any continuing benefit following consumption. For the sale of consumable virtual items the Company recognizes revenue as the items are consumed.
•Durable virtual items represent items which result in a persistent change to a users’ character or item set (e.g., virtual hat, pet, or house). These items are generally available to the customer to hold, use, or display for as long as they are on the Roblox Platform. The Company recognizes revenue from the sale of durable virtual items ratably over the estimated period of time the items are available to the user which is estimated as the average lifetime of a paying user.
To separately account for consumable and durable virtual items, the Company specifically identifies each purchase for the majority of virtual items purchased on the Roblox Platform. For the remaining population, the Company estimates the amount of consumable and durable virtual items purchased based on data from specifically identified purchases and the expected behavior of the users within similar experiences. The estimation of amount of consumable and durable virtual items purchased for the population of purchases not specifically identified, requires management’s judgement as it requires the Company to evaluate and estimate the expected behavior of users in the population using information from known purchases in similar experiences.
The average lifetime of a paying user estimate is calculated based on historical monthly retention data for each user cohort to project future participation on the Roblox Platform and is currently estimated to be 23 months. Determining the estimated average lifetime of a paying user requires management’s judgment as it requires the Company to analyze the most recent trends in player cohort activity and other qualitative factors to estimate the average lifetime of a paying user. The Company also considers results from prior analyses in determining the estimated average lifetime of a paying user. The Company believes this estimate is the best representation of the average life of the durable virtual items.
Principal Agent Considerations
The Company evaluates the sales of Robux via third-party payment processors to determine whether its revenues should be reported gross or net of fees either retained by the payment processor or paid to the developers and creators (Developer Exchange Fees). The Company is the principal in the transaction with the end user as a result of controlling, hosting, and integrating the delivery of the virtual items to the end user. The Company records revenue gross as a principal and records fees paid to payment processors and Developer Exchange Fees as an expense.
Other Revenue
Other revenue primarily consists of revenue from advertising, licenses, and royalties. The Company recognizes revenue based on the performance obligations of the underlying agreements, in an amount that reflects the consideration that the Company expects to be entitled to.
Refer to Note 2, “Revenue from Contracts with Customers” to the Notes to Consolidated Financial Statements for more information, including disaggregation of revenue, contract balances, and changes in deferred revenue during the period.
Cost of Revenue—Cost of revenue primarily consists of payment processing fees charged by various distribution channels.

Deferred Cost of Revenue—The Company defers contract costs that are direct and incremental to obtaining user contracts (i.e., sale of Robux). Deferred cost of revenue primarily consists of payment processing fees charged by third-party payment processors. Payment processing fees for initial contracts are commensurate with subsequent sales, and as a result, are amortized over the estimated period of time the virtual items are available to the user on the Roblox Platform (based on the nature of the virtual item as either consumable or durable) in proportion to the revenue recognized. The Company classifies deferred cost of revenue as short-term or long-term based on when the Company expects to recognize the expense. Short-term and long-term deferred cost of revenue are included on the Company’s consolidated balance sheets. Deferred cost of revenue are periodically reviewed for impairment.
Concentration of Credit Risk and Significant Customers—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivables. Cash and cash equivalents are deposited with high quality financial institutions and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal credit risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.
The Company provides credit, in the normal course of business, to various customers, performs ongoing credit evaluations of its customers, and maintains allowances for potential credit losses on customers’ accounts when deemed necessary. The Company has not experienced any material credit losses to date.
The Company uses various distribution channels to collect and remit payments from users. As of December 31, 2021, 2020, and 2019, two distribution channels accounted for 54%, 50%, and 56% of our accounts receivable, respectively. One distribution channel accounted for 19%, 25%, and 28%, of our accounts receivable as of December 31, 2021, 2020, and 2019, respectively. A second distribution channel accounted for 35%, 25%, and 28% of our accounts receivable as of December 31, 2021, 2020, and 2019, respectively.
One distribution channel processed 35%, 35% and 30%, of our overall revenue transactions for the years ended December 31, 2021, 2020, and 2019, respectively. A second distribution channel processed 19%, 19% and 18%, of our overall revenue transactions for the years ended December 31, 2021, 2020, and 2019, respectively.
Fair Value Hierarchy—Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity, associated with the inputs to the valuation of these assets or liabilities are as follows:
Level 1—Inputs that are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2—Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.
Cash, Cash Equivalents and Restricted Cash—Cash and cash equivalents primarily consisted of cash in hand, money market instruments, and U.S. Treasuries with maturities of 90 days or less from the date of purchase.
Restricted cash consists of cash deposited with financial institutions as collateral for the Company’s obligations under its facility leases. These restricted cash balances have been excluded from our cash and cash equivalents balance and are classified as restricted cash on our consolidated balance sheets. As of December 31, 2021, and 2020, there was no restricted cash balance.

Short-Term Investments—The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date based on their maturities and the Company’s reasonable expectation with regard to those securities (i.e., expectations of sales and redemptions). Based on our intentions regarding our short-term investments, all short-term investments are classified as available-for-sale and are reported at fair value, which is based on quoted market prices for such securities, if available, or based on quoted market prices of financial instruments with similar characteristics. Unrealized gains and losses recorded as a separate component of other comprehensive loss, net of income taxes. The Company periodically reviews whether its securities may be other-than-temporarily impaired, including whether or not (i) the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If one of these factors is met, the Company will record an impairment loss associated with its impaired investment. Realized gains and losses and other-than-temporary impairments, if any, on available-for-sale securities are recognized upon sale and are included in other expense, net in the consolidated statements of operations. The Company had no short-term investments as of December 31, 2021 and December 31, 2020.
Accounts Receivable and Related Allowance—Accounts receivable represent amounts due to us based on contractual obligations with our customers. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, it records a specific allowance as a reduction to the accounts receivable balance to reduce it to its net realizable value. In addition, the Company holds a reserve for chargebacks based on historical data and current trends and projections. Specific allowances and chargeback reserves have not been material for any of the period presented.
Property and Equipment—Net—Property and equipment are recorded at historical cost less accumulated depreciation and amortization. Depreciation and amortization is recorded on a straight line basis over the estimated useful lives of the respective assets. Repair and maintenance costs are expensed as incurred. The estimated useful life for each asset category is as follows:

Property and Equipment	Estimated Useful Life
Servers and related equipment	5 years
Computer hardware and software	2 - 5 years
Furniture and fixtures	2 years
Leasehold improvements	Shorter of 10 years or life of lease
Goodwill and Intangible Assets—Goodwill is not amortized but rather tested for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination and is allocated to reporting units expected to benefit from the business combination. The Company has determined that it has one operating segment and one reporting unit. The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines that as a result of the qualitative assessment that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required or it can directly perform the quantitative analysis. Goodwill impairment is recognized when the quantitative assessment results in the carrying value exceeding the fair value, in which case an impairment charge is recorded to the extent the carrying value exceeds the fair value. There were no impairment charges to goodwill during the periods presented.
Intangible assets with finite lives are carried at cost, less accumulated amortization. Intangible assets are amortized on a straight-line basis over the estimated useful life of up to five years. Each period the Company evaluates the estimated remaining useful lives of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.

Business Combinations and Asset Acquisitions —The Company applies a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. When the Company acquires a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. In addition, unanticipated events and circumstances may occur that may affect the accuracy or validity of such estimates. As a result, during the measurement period, which may be up to one year following the acquisition date, if new information is obtained about facts and circumstances that existed as of the acquisition date, the Company may record adjustments to the fair value of these assets and liabilities, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded within the accompanying consolidated statements of operations.
The Company accounts for a transaction as an asset acquisition pursuant to the provisions of ASU No. 2017-01, Clarifying the Definition of a Business, when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, or otherwise does not meet the definition of a business. Asset acquisition-related costs are capitalized as part of the asset or assets acquired.
Software Development Costs—The Company incurs costs related to developing the Roblox Platform and related support systems. The Company capitalizes development costs when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Development costs meeting the Company’s capitalization criteria were not material during the periods presented.
Impairment of Long-Lived Assets—The Company periodically evaluates the carrying value of long-lived assets to be held and used when indicators of impairment exist. The carrying value of a long-lived asset to be held and used is considered impaired when the estimated separately identifiable undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. No impairment charges have been recorded during the periods presented.
Developer Exchange Fees—The Company has established an incentive program for developers and creators to build and operate virtual worlds within the Roblox environment. Developers and creators may charge other users virtual currency to participate in their world. Under certain conditions as outlined in the Developer Exchange Program agreement with developers and creators, such as earning a minimum amount of 100,000 Robux, having a verified account, and an account in good standing; and in compliance with applicable law, these developers and creators can receive a cash payout based on the amount of accumulated earned Robux from other users. The Company records the expense and liability associated with this program on the accompanying consolidated statements of operations and balance sheet, respectively.
Infrastructure and Trust & Safety—Infrastructure and trust & safety consists primarily of expenses related to the operation of our data centers and technical infrastructure in order to deliver our platform to our users. Infrastructure expenses also include personnel costs and allocated overhead for employees and team members whose primary responsibilities relate to supporting our infrastructure and trust & safety initiatives.
Research and Development— Research and development costs are expensed as incurred and consist primarily of personnel costs and allocated overhead.
Stock-Based Compensation—The Company measures and recognizes stock-based compensation expense for all stock-based awards, including stock options, RSAs, RSUs, and PSUs granted to employees, directors, and non-employees, and stock purchase rights granted under the 2020 ESPP to employees, based on the estimated grant date fair value of the awards.

The fair value of each stock option granted and stock purchase right granted under the 2020 ESPP is estimated using the Black-Scholes option-pricing model and is recognized as compensation expense on a straight-line basis over the requisite service period of the awards. The Black-Scholes option pricing model requires certain subjective inputs and assumptions, including the fair value of the Company’s Class A common stock, the expected term, risk-free interest rates, expected stock price volatility, and expected dividend yield of our Class A common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. These assumptions and estimates are as follows:
•Fair value of Class A common stock— Prior to the Direct Listing, the fair value of the shares of Class A common stock underlying the stock options and RSUs has historically been determined by the Company’s board of directors along with management as there was no public market for the underlying common stock. The Company’s board of directors along with management determined the fair value of the Company’s common stock by considering a number of objective and subjective factors including: contemporaneous third-party valuations of its common stock, the valuation of comparable companies, sales of the Company’s common and convertible preferred stock to outside investors in arms-length transactions, the Company’s operating and financial performance, the lack of marketability, and the general and industry specific economic outlook, amongst other factors. After the completion of the Direct listing, the fair value of the Company’s Class A common stock is determined based on the NYSE closing price on the date of grant.
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
•Expected stock price volatility— Prior to the Direct Listing, the Company used the historical volatility of the Class A common stock price of similar publicly-traded peer companies. After the completion of the Direct Listing the Company continues to use the historical volatility of the stock price of similar publicly traded peer companies since it has not established sufficient public trading history.
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
In February 2021, the leadership development and compensation committee of the Company’s board of directors granted the CEO a Long-Term Performance Award (“CEO Long-Term Performance Award”), an RSU award that includes a service and a market condition. The fair value of the CEO Long-Term Performance Award is determined using a Monte Carlo simulation model. The fair value of the common stock underlying the award was determined by the Company’s board of directors along with management by considering a number of objective and subjective factors. The Company estimated the expected term based on the time period from the valuation date to the end of the performance period. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes. The expected volatility is derived from the historical stock volatility of selected peers over a period equivalent to the expected term of the CEO Long-Term Performance Award. The associated stock-based compensation is recorded over the derived service period, using the accelerated attribution method. If the stock price goals are met sooner than the derived service period, the Company will adjust the stock-based compensation expense to reflect the cumulative expense associated with the vested portion of the CEO Long-Term Performance Award. Provided that David Baszucki continues to be the CEO of the Company, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock price goals are achieved.
The Company records forfeitures when they occur for all stock-based awards.

Basic and Diluted Net Loss Per Common Share—Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. The Company considers all series of its convertible preferred stock to be participating securities as the holders of such stock have the right to receive nonforfeitable dividends on a pari passu basis in the event that a dividend is paid on common stock. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the preferred stockholders do not have a contractual obligation to share in the Company’s losses.
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, convertible preferred stock, stock options, RSAs, convertible preferred stock warrants, and common stock warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.
Income Taxes—The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit for which the future realization is uncertain.
The tax effects of a position are recognized only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments.
Leases—Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“Topic 842”) along with all subsequent ASU clarifications and improvements that are applicable to the Company on January 1, 2021 utilizing the modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated.
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
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, or IBR, on a collateralized basis to determine the present value of lease payments. The IBR represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company utilizes a market-based approach to estimate the IBR. The approach requires significant judgment and therefore, the Company utilizes different data sets to estimate IBRs via an analysis of (i) yields on corporate bond with a credit rating similar to the Company; (ii) yields on our outstanding unsecured debt; and (iii) indicative pricing on both secured and unsecured debt received from potential lenders. The Company is required to reassess the discount rate for any new and modified lease contracts as of the lease effective date. Certain lease agreements include options to renew or terminate the lease, and such options are factored into determination of the lease term and future lease payments when it is reasonably certain that the Company will exercise the option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Variable lease payments are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities.
The Company subleases certain real estate under agreements that are classified as operating leases.
Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not account for lease components (e.g., fixed payments including rent) separately from the non-lease components (e.g., common-area maintenance costs). Refer to Note 3, “Leases” to the Notes to Consolidated Financial Statements for more information.
Recent Accounting Pronouncements
JOBS Act Accounting Election
As of the date of our Direct Listing, we were an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We chose to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. The adoption dates discussed below reflect this election. We ceased being an emerging growth company on December 31, 2021.
Accounting Pronouncements Recently Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses, Topic 326: Measurement of Credit Losses on Financial Instruments,” which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently regarding the treatment of accrued interest, transfers between classifications for loans and debt securities, recoveries and the option to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets at amortized costs. The new standard requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The Company adopted the guidance during the quarter ended September 30, 2021 on a modified retrospective basis as of January 1, 2021. The adoption of this standard did not result in any cumulative effect adjustment on our consolidated financial statements upon adoption as of January 1, 2021.
In February 2016, the FASB issued ASU No. 2016-02, Topic 842, which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. The Company adopted the guidance on January 1, 2021 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2021. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, assessment on whether a contract was or contains a lease, and initial direct costs for leases that existed prior to January 1, 2021. The Company also elected to combine its lease and non-lease components and not recognize ROU assets and lease liabilities for leases with an initial term of 12 months or less. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of ROU assets. See Note 3, “Leases” to the Notes to Consolidated Financial Statements for more information.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. This new guidance was effective for the Company beginning on January 1, 2021, and did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The purpose of ASU 2019-12 is to reduce complexity in the accounting standards for income taxes by removing certain exceptions as well as clarifying certain allocations. This update removed the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operation and income or a gain from other items (for example, discontinued operations or other comprehensive income). This update also addresses the split recognition of franchise taxes that are partially based on income between income-based tax and non-income-based tax. This guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company elected to adopt ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
None.
2.Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing country of users (in thousands, except percentages):

	Year Ended December 31,
	2021		2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$1,298,938	68%	$638,354	69%	$364,114	72%
Europe	357,656	19	168,303	18	83,271	16
Asia-Pacific, including Australia and New Zealand	145,464	7	70,530	8	37,677	7
Rest of world	117,123	6	46,698	5	23,331	5
Total	$1,919,181	100%	$923,885	100%	$508,393	100%
(1)The Company’s revenues in the U.S. were 63%, 65%, and 67% of consolidated revenues for each of the years ended December 31, 2021, 2020, and 2019, respectively.
No individual country, other than those disclosed above, exceeded 10% of our total revenue for any period presented.
Consumable virtual items accounted for 11%, 13% and 13%, of Roblox Platform revenue in the years ended December 31, 2021, 2020, and 2019, respectively. Durable virtual items accounted for 89%, 87% and 87%, of Roblox Platform revenue in the years ended December 31, 2021, 2020, and 2019, respectively.
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
Deferred revenue mostly consists of payments we receive from users in advance of revenue recognition. The increase in the deferred revenue balances for the year ended December 31, 2021 was driven by cash payments from users in advance of satisfying our performance obligations, offset by $1,070.1 million of revenue recognized that was included in the current portion deferred revenue balance at the beginning of the period.
As of December 31, 2021, the aggregate amount of revenue allocated to unsatisfied performance obligations is included in our deferred revenue balances. As of December 31, 2021, the Company expects to recognize $1,758.0 million, respectively, as revenue over the next 12 months, and the remainder thereafter.

As mentioned above, the Company bills in advance of our performance obligations and as such, does not have unbilled receivables.
3.Leases
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
The Company has operating leases for real estate, and co-located data centers. During the year ended December 31, 2021, operating lease expense was approximately $53.4 million. Variable lease cost, short-term lease cost and sublease income were immaterial during the years ended December 31, 2021. As of December 31, 2021, $51.3 million was included in accrued expenses and other current liabilities and $194.6 million as long-term operating lease liabilities.
The following table presents maturity of lease liabilities under the Company’s non-cancelable operating leases as of December 31, 2021 (in thousands):

2022	$59,907
2023	54,694
2024	45,598
2025	37,413
2026	27,556
Thereafter	53,299
Total lease payments	$278,467
Less: interest(1)	32,548
Present value of lease liabilities	$245,919
(1)Calculated using the interest rate for each lease.
In addition, the Company has executed operating leases for data centers, colocation space and facilities which have not commenced as of December 31, 2021. The legally binding minimum lease payments for these leases is $132.0 million with lease term ranging between three to nine years.
Of the above, approximately $90.0 million pertains to an amendment signed by the Company on June 30, 2021 for its headquarters office lease to include an additional space of approximately 123,000 square feet for a term of 9 years. The possession of this space was obtained in the first quarter of 2022.

The following table presents supplemental information for the year ended December 31, 2021 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	5.79
Weighted average discount rate	4.0%
Cash paid for amounts included in the measurement of lease liabilities(1)	$52,942
Lease liabilities arising from obtaining new ROU assets	$70,068
(1)Does not include $9.1 million of leasehold incentives received from the landlord.
ASC 840 Disclosures
Prior to the adoption of Topic 842, future minimum lease payments as of December 31, 2020, which were undiscounted, were as follows (in thousands):

2021	$51,397
2022	54,477
2023	47,915
2024	38,970
2025	32,223
Thereafter	55,882
Total lease payments	$280,864
Rent expense for the year ended December 31, 2020 was $42.9 million.
4.Fair Value Measurements
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of Level 1 assets and Level 2 liabilities. Level 1 assets include highly liquid money market funds that are included in cash and cash equivalents.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 during the years ended December 31, 2021 and 2020.
A summary of assets, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		Fair Value
	Fair Value Hierarchy	December 31,
Financial Instrument		2021	2020
Financial Assets:
Money Market funds classified as cash equivalents	Level 1	$2,853,055	$310,392
Financial Liabilities
The Company’s financial liabilities that are not measured at fair value on a recurring basis consist of its 2030 Notes. Refer to Note 8, “Debt” to the Notes to Consolidated Financial Statements for more information.
As of December 31, 2021, the estimated fair value of the 2030 Notes was approximately $1,016.2 million. While the 2030 Notes are recorded at cost, the fair value of the 2030 Notes was determined based on the trading price per $101.62 of the 2030 Notes on the last trading day of the reporting period. The fair value of the 2030 Notes is categorized as a Level 2 measurement as they are not actively traded.

5.Acquisitions
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
The acquisition-related costs were not material and were recorded as general and administrative expenses in the Company’s consolidated statements of operations for the year ended December 31, 2021.
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
The following table presents details of the identifiable assets acquired at the Acquisition Date (in thousands except estimated useful life):

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
Other Acquisitions
During the year ended December 31, 2021, the Company completed two individually immaterial acquisitions. These transactions were accounted for as asset acquisitions as they did not meet the definition of a business. The acquired assets consisted entirely of assembled workforce and have a fair value of $8.5 million with an estimated useful life of 3 years. The aggregate purchase consideration consisted of $8.5 million, paid in cash.
Loom.ai Acquisition
On December 11, 2020, the Company acquired Loom.ai, a privately-held company specializing in real-time facial animation technology for 3D avatars using deep learning, computer vision and VFX. The acquisition has been accounted as a business combination. The acquisition date fair value of the consideration transferred was $86.7 million, which consisted of cash and 1.3 million shares of Class A common stock with a fair value of $40.7 million. The aggregate purchase consideration for Loom.ai was comprised of the following (in thousands):

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
The total purchase consideration of the Loom.ai acquisition was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. Management determined the fair values based on a number of factors, including a valuation from an independent third-party valuation firm. The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill is attributable to the assembled workforce and anticipated synergies arising from the acquisition. $6.7 million of the goodwill recorded in connection with the acquisition of Loom.ai is deductible for tax purposes.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

December 11, 2020
Cash and cash equivalents	$5,080
Prepaid expenses and other current assets	45
Goodwill	59,568
Identified intangible asset - developed technology	29,000
Deferred tax liabilities	(6,681)
Accrued expenses and other current liabilities	(318)
Total purchase price	$86,694

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
6.Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets required.
The following table represents the changes to goodwill during the year ended December 31, 2021 (in thousands):

Carrying Amount
Balance as of December 31, 2020	$59,568
Addition from acquisition	58,503
Balance as of December 31, 2021	$118,071
There was no goodwill during the year ended December 31, 2019.
There are no accumulated impairment losses for any period presented.
Intangible Assets
Intangible assets are carried at cost less accumulated amortization.
The following tables present details of the Company’s intangible assets as of December 31, 2021 and December 31, 2020 (in thousands):

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives
Developed Technology	$62,059	$(11,233)	$50,826
Assembled Workforce	8,500	(708)	7,792
Trade Name	500	(25)	475
Total Intangible Assets	$71,059	$(11,966)	$59,093

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives
Developed Technology	$42,959	$(1,206)	$41,753
Total Intangible Assets	$42,959	$(1,206)	$41,753
The above does not include $0.6 million each of indefinite lived intangible assets as of December 31, 2021 and December 31, 2020.

Amortization expense was $10.8 million, $1.1 million, and zero for the year ended December 31, 2021, 2020, and 2019, respectively.
The expected future amortization expenses related to the intangible assets as of December 31, 2021 were as follows (in thousands):

2022	$15,249
2023	15,249
2024	14,196
2025	11,786
2026	2,613
Thereafter	—
Total remaining amortization	$59,093
7.Other Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2021	2020
Prepaid Expenses	$27,671	$17,606
Other current assets	4,420	8,668
Total prepaid expenses and other current assets	$32,091	$26,274
Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	As of December 31,
	2021	2020
Servers and related equipment	$361,227	$264,994
Computer hardware and software	16,154	3,498
Furniture and fixtures	179	162
Leasehold improvements	30,482	27,437
Construction in progress	16,837	294
Total property and equipment	424,879	296,385
Less accumulated depreciation and amortization	(153,527)	(89,970)
Property and equipment—net	$271,352	$206,415
Construction in progress includes costs mostly related to leasehold improvements related to the Company’s office buildings and network equipment infrastructure to support the Company’s data centers.
Depreciation expense was $64.9 million, $42.7 million, and $27.6 million for years ended December 31, 2021, 2020, and 2019, respectively.

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
General accrued expenses	$56,134	$41,699
Short term operating lease liabilities(1)	51,303	—
Accrued interest 2030 Notes	6,781	—
Taxes payable	43,286	19,119
Accrued compensation and other employee related liabilities	14,511	801
Other current liability	8,754	3,773
Total accrued liabilities and other current liabilities	$180,769	$65,392
(1)Refer to Note 3, “Leases” to the Notes to Consolidated Financial Statements for more information.
Other long-term liabilities include zero and $21.9 million in deferred rent as of December 31, 2021, and December 31, 2020, respectively.
8.Debt
2030 Notes
Long-term debt consisted of the following (in thousands):

As of December 31, 2021
2030 Notes
Principal	$1,000,000
Unamortized issuance costs	12,277
Net carrying amount	$987,723
On October 29, 2021, the Company issued $1.0 billion aggregate principal amount of its 3.875% Senior Notes due 2030 (the “2030 Notes”). The 2030 Notes mature on May 1, 2030. The 2030 Notes bear interest at a rate of 3.875% per annum. Interest on the 2030 Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2022.
The aggregate proceeds from offering of the 2030 Notes were approximately $987.5 million, after deducting lenders cost and other issuance costs, paid and payable by the Company. The issuance costs of $12.5 million will be amortized into interest expense using the effective interest method over the term of the 2030 Notes.
The Company may voluntarily redeem the 2030 Notes, in whole or in part, under the following circumstances:
(1)at any time prior to November 1, 2024, the Company may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 2030 Notes at a redemption price of 103.875% of the principal amount including accrued and unpaid interest, if any, with the net cash proceeds of certain equity offerings; provided that (1) at least 50% of the aggregate principal amount of 2030 Notes originally issued remains outstanding immediately after the occurrence of such redemption (excluding 2030 Notes held by the Company and its subsidiaries); and (2) the redemption occurs within 180 days of the date of the closing of such equity offering.
(2)on or after November 1, 2024, the Company may redeem all or a part of the 2030 Notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date:

Year	Percentage
2024	101.938%
2025	100.969%
2026 and thereafter	100.000%

(3)at any time prior to November 1, 2024, the Company may redeem all or a part of the 2030 Notes at a redemption price equal to 100% of the principal amount of 2030 Notes redeemed, including accrued and unpaid interest, if any plus the applicable “make-whole” premium set forth in the indenture governing the 2030 Notes (“the Indenture”) as of the date of such redemption.
(4)in connection with any tender offer for the 2030 Notes, including an offer to purchase, if holders of not less than 90% in aggregate principal amount of the outstanding 2030 Notes validly tender and do not withdraw such notes in such tender offer and the Company (or any third party making such a tender offer in lieu of the Company) purchases all of the 2030 Notes validly tendered and not withdrawn by such holders, the Company (or such third party) will have the right, upon not less than 10, but not more than 60 days’ prior notice, given not more than 30 days following such purchase date to the holders of the 2030 Notes and the trustee, to redeem all of the 2030 Notes that remain outstanding following such purchase at a redemption price equal to the price offered to each holder of 2030 Notes (excluding any early tender or incentive fee) in such tender offer plus to the extent not included in the tender offer payment, accrued and unpaid interest, if any.
In certain circumstances involving a change of control triggering event (as defined in the Indenture), the Company will be required to make an offer to repurchase all, or at the holder’s option, any part, of each holder’s 2030 Notes at 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, to the applicable repurchase date.
The 2030 Notes are unsecured obligations and the Indenture contains covenants limiting the Company and its subsidiaries’ ability to: (i) create certain liens and enter into sale and lease-back transactions; (ii) create, assume, incur or guarantee indebtedness; or (iii) consolidate or merge with or into, or sell or otherwise dispose of all of substantially all of the Company and its subsidiaries’ assets to another person. These covenants are subject to a number of limitations and exceptions set forth in the Indenture.
For the year ended December 31, 2021, the interest expense recognized in the consolidated statements of operations related to the 2030 Notes was as follows (in thousands):

Year Ended December 31, 2021
Contractual interest expense	$6,781
Amortization of debt issuance costs	216
Total interest expense	$6,997
For the year ended December 31, 2021, the debt issuance costs for the 2030 Notes were amortized to interest expense over the term of the 2030 Notes using an annual effective interest rate of 4.05%.
As of December 31, 2021, the Company was in compliance with all of its covenants under the Indenture.
Revolving Line of Credit
In February 2019, the Company entered into an agreement for a revolving line of credit, with maximum borrowings of up to $50.0 million available under the revolving line of credit, due February 2020. Outstanding borrowings under the line of credit bear interest at 1.5% per annum. In February 2020, this credit facility was renewed for a one-year period. The revolving line of credit agreement contained affirmative and negative covenants, including but not limited to maintaining minimum liquidity of $50.0 million at all times and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the revolving line of credit as of December 31, 2020.
In February 2021, the Company terminated its agreement for a $50.0 million revolving line of credit. No amounts had been borrowed under the revolving line of credit.
9.Commitments and Contingencies
Lease Commitments—The Company leases office facilities and space for data center operations under operating leases expiring in various years through 2031. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. All of the Company’s leases are accounted for as operating leases. Refer Note 3, “Leases” to the Notes to Consolidated Financial Statements for more information.

Purchase Obligations—The non-cancellable contractual purchase obligations, primarily related to the Company’s data center hosting providers and software vendors, as of December 31, 2021, are as follows (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Purchase Obligations	$16,027	$17,846	$5,238	$854	$161	$—	$40,126
2030 Notes—The future interest and principal payments related to the 2030 Notes, as of December 31, 2021, are as follows (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
2030 Notes, including interest	$39,073	$38,750	$38,750	$38,750	$38,750	$1,135,625	$1,329,698
Letters of Credit—The Company has letters of credit in connection with our operating leases. The Company has not drawn down from the letters of credit and had $9.9 million, and $9.9 million available in aggregate as of December 31, 2021, and 2020, respectively.
Legal Proceedings—The Company is and, from time to time may in the future become, involved in legal proceedings in the ordinary course of business.
On June 9, 2021, a number of entities claiming to own or control the rights to musical compositions, including Universal Music Corp., through a coordinated effort of the National Music Publishers Association, filed a lawsuit against the Company (“NMPA Lawsuit”), in the U.S. District Court for the Central District of California, captioned ABKCO Music, Inc.; Big Machine Music, LLC; Boosey & Hawkes, Inc.; Cherio Corporation; Concord Music Publishing LLC; Concord Music Group, Inc.; Downtown Music Publishing LLC; Hipgnosis SFH I Limited; Hipgnosis Songs Group, LLC; Kobalt Music Publishing America, Inc.; MPL Communications, Inc.; MPL Music Publishing, Inc.; Panther Music Corp.; Peer International Corporation; Peermusic Ltd.; Peermusic III, Ltd.; Polygram Publishing, Inc.; Rodgers & Hammerstein Holdings LLC; Pulse 2.0, LLC; Reservoir Media Management, Inc.; Songs of Peer, Ltd.; Songs of Universal, Inc.; Southern Music Publishing Co., Inc.; Spirit Music Holdings, Inc.; Universal Music – MGB NA LLC; Universal Music – Z Tunes LLC; Universal Music Corp.; Universal Music Publishing, Inc.; Universal Musica, Inc., Plaintiffs v. Roblox Corporation, Defendant, alleging that the Company engaged in copyright infringement by using certain musical compositions on its Platform without necessary licenses. In September 2021, the Company entered into a settlement agreement regarding the NMPA lawsuit which settled the matter between the Company and the Plaintiffs. The cost of the settlement was fully accrued in June 2021 and was subsequently paid in September 2021.
In addition, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business.
As of December 31, 2021, the Company has accrued for immaterial losses related to those litigation matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated. The Company considered the progress of these cases, the opinions and views of its legal counsel and outside advisors, its experience and settlements in similar cases, and other factors in arriving at the conclusion that a potential loss was probable. The Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings. Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty and the ultimate resolution of one or more of these matters could ultimately have a material adverse effect on our operations.

Indemnifications—In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company also currently has directors’ and officers’ insurance.
10.Convertible Preferred Stock
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
The following table summarizes the convertible preferred stock outstanding immediately prior to the conversion into common stock, and the rights and preferences of the Company’s respective series preceding the Direct Listing in March 2021 (in thousands except per share data):

Series	Shares		Per share price at issuance	Per share conversion price	Aggregate Liquidation Preference	Carrying Value of Preferred
	Authorized	Outstanding
A	28,000	16,358	$0.02	$0.02	$327	$313
B	45,532	45,532	$0.03	$0.03	1,070	1,054
C	95,290	95,290	$0.03	$0.03	2,935	4,150
D	54,860	54,215	$0.04	$0.04	2,150	2,097
D-1	44,706	44,706	$0.09	$0.09	4,172	12,998
E	24,340	24,340	$1.03	$1.03	25,000	24,906
F	33,149	33,149	$4.53	$4.53	150,000	149,640
G	23,645	23,645	$6.34	$6.34	150,000	149,669
H	12,222	11,889	$45.00	$45.00	535,000	534,286
Total	361,744	349,124			$870,654	$879,113

The following table summarizes the convertible preferred stock outstanding prior to the conversion into common stock, and the rights and preferences of the Company’s respective series as of December 31, 2020 (in thousands except per share data):

Series	Shares		Per share price at issuance	Per share conversion price	Aggregate Liquidation Preference	Carrying Value of Preferred
	Authorized	Outstanding
A	28,000	16,358	$0.02	$0.02	$327	$313
B	45,532	45,532	$0.03	$0.03	1,070	1,054
C	95,290	95,290	$0.03	$0.03	2,935	4,150
D	54,860	54,215	$0.04	$0.04	2,150	2,097
D-1	44,706	44,706	$0.09	$0.09	4,172	12,998
E	24,340	24,340	$1.03	$1.03	25,000	24,906
F	33,149	33,149	$4.53	$4.53	150,000	149,640
G	23,645	23,645	$6.34	$6.34	150,000	149,669
Total	349,522	337,235			$335,654	$344,827
11.Stockholders’ Equity (Deficit)
Preferred Stock —The Company is authorized to issue 100 million shares of convertible preferred stock with a par value of $0.0001 per share.
Common Stock —The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of December 31, 2021, the Company is authorized to issue 4,935.0 million shares of Class A common stock and 65.0 million shares of Class B common stock. Holders of Class A common stock and Class B common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s board of directors, subject to the rights of the holders of the Company’s convertible preferred stock. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 20 votes per share. Each share of our Class B common stock is convertible into one share of our Class A common stock at any time and will convert automatically upon certain transfers and upon the earliest of (i) the date that is specified by the affirmative vote of the holders of two-thirds of the then-outstanding shares of Class B common stock, (ii) the date on which less than 30% of the Class B common stock that was outstanding on March 2, 2021 continues to remain outstanding, (iii) March 10, 2036, (iv) nine months after the death or permanent disability of Mr. Baszucki, and (v) nine months after the date on which Mr. Baszucki no longer serves as our CEO or as a member of our board of directors. Class A common stock and Class B common stock are not redeemable at the option of the holder.
6.0 million shares of Class B common stock held by entities affiliated with David Baszucki, Founder, President, CEO and Chair of our board of directors were converted to Class A common stock during the year ended December 31, 2021.
Class A and Class B common stock are referred to as common stock throughout the Notes to Consolidated Financial Statements, unless otherwise noted.

The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of December 31,
	2021	2020	2019
Stock options outstanding	63,267	98,502	99,682
RSUs outstanding	14,684	3,061	30
PSUs outstanding	11,500	—	—
Shares available for issuance under Equity Incentive Plan	52,811	15,448	19,073
2020 ESPP	5,809	—	—
Stock warrants outstanding	324	324	1,833
Unregistered restricted stock awards outstanding	468	388	—
Conversion of convertible preferred stock	—	337,235	324,304
Total	148,863	454,958	444,922
12.Stock-based Compensation
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
The 2004 Plan was terminated on the effective date of 2017 Amended and Restated Equity Incentive Plan, and accordingly, no shares are available for issuance under the 2004 Plan. The 2004 Plan continues to govern outstanding awards granted thereafter.
2017 Amended and Restated Equity Incentive Plan
In 2017, the Company approved the 2017 Amended and Restated Equity Incentive Plan, or the 2017 Plan, under which the Board of Directors may grant incentive stock options to employees and nonstatutory stock options, stock appreciation rights, RSAs, and RSUs, to employees, members of the Board of Directors and consultants of the Company and its subsidiaries.
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
In connection with the Direct Listing, the 2017 Plan was terminated effective immediately prior to the effectiveness of the 2020 Equity Incentive Plan, and accordingly, no shares are available for issuance under the 2017 Plan. The 2017 Plan continues to govern outstanding awards granted thereafter.

2020 Equity Incentive Plan
In 2020, the Company approved the 2020 Equity Incentive Plan, or the 2020 Plan, which became effective on the business day immediately prior to the effective date of the registration statement for the Company’s Direct Listing. Under the 2020 Plan, the Board of Directors may grant incentive stock options to employees and stock appreciation rights, RSAs, and RSUs, performance units and performance shares to employees, members of the Board of Directors and consultants of the Company and its subsidiaries.
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
Employee Stock Purchase Plan
In 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 ESPP, which became effective in connection with the Direct Listing. The 2020 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 6.0 million shares of the Company’s Class A common stock have been reserved for future issuance under the 2020 ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the 2020 ESPP.
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

Stock-based compensation expense
Stock-based compensation expense included in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Infrastructure and trust & safety	$35,255	$7,396	$2,085
Research and development	219,851	39,402	9,695
General and administrative	72,929	25,939	3,347
Sales and marketing	13,907	6,421	2,507
Total stock-based compensation	$341,942	$79,158	$17,634
The stock-based compensation expense related to equity awards granted to non-employees for the years ended December 31, 2021, 2020, and 2019 was not material.
Options
The assumptions used in the Black-Scholes pricing model for stock-based compensation for the periods below were as follows:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.5% -1.8%	1.5% -1.7%
Expected volatility	35.4% - 39.8%	37.0% - 40.8%
Dividend yield	—	—
Expected terms (in years)	7	6 - 7
Fair value of common stock	$4.61 - $21.06	$3.35 - $4.01
As of December 31, 2021, the Company had $161.4 million of unrecognized stock-based compensation related to unvested options, which will be recognized over a weighted-average remaining requisite service period of 2.5 years.

The following table summarizes stock option activity under the Plan (in thousands except per share data and remaining contractual term):

	Options Outstanding
	Number of Shares Subject to Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances as of December 31, 2018	83,395	$0.90
Granted	31,381	$3.38
Cancelled	(6,199)	$2.10
Exercised	(8,895)	$0.36
Balances as of December 31, 2019	99,682	$1.66	7.84	$174,497
Granted	23,269	$4.73
Cancelled	(3,859)	$2.39
Exercised	(20,590)	$0.74
Balances as of December 31, 2020	98,502	$2.55	7.76	$3,838,994
Granted	—	—
Cancelled	(1,862)	$3.95
Exercised	(33,373)	$1.95
Balances as of December 31, 2021	63,267	$2.82	6.97	$6,348,395
Exercisable as of December 31, 2021	35,431	$1.86	6.19	$3,589,069
Vested and expected to vest at December 31, 2021	63,267	$2.82	6.97	$6,348,395
No options were granted during the fiscal year ended December 31, 2021.
The weighted-average grant-date fair value of options granted for the fiscal years ended December 31, 2020, and 2019 was $9.35, and $1.70, respectively. The intrinsic value of options exercised for the fiscal years ended December 31, 2021, 2020, and 2019 was $2,548.3 million, $189.5 million, and $26.8 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The aggregate grant-date fair value of options that vested during the fiscal years ended December 31, 2021, 2020, and 2019 was $79.9 million, $29.8 million, and $17.1 million, respectively.
The following table summarizes RSUs and unregistered restricted stock awards (“unregistered RSAs”) activity (in thousands except per share data):

	Restricted Stock Units		Restricted Stock Awards
	Number of Shares	Weighted- Average grant date value	Number of Shares	Weighted- Average grant date fair value
Unvested as of December 31, 2019	30	$3.35	—	—
Granted	3,061	$31.55	388	$37.75
Vested	(30)	$3.35	—	—
Unvested as of December 31, 2020	3,061	$31.55	388	$37.75
Granted	13,382	$78.92	209	$81.67
Vested	(1,376)	$38.46	(129)	$37.75
Cancelled	(383)	$52.78	—	—
Unvested as of December 31, 2021	14,684	$68.03	468	$57.37
As of December 31, 2021, the Company had $13.4 million of unrecognized stock-based compensation related to unregistered RSAs, which will be recognized over the weighted average remaining requisite service period of 2.3 years. See Note 5, “Acquisitions” to the Notes to Consolidated Financial Statements for more information.

As of December 31, 2021, the Company had $913.7 million of unrecognized stock-based compensation related to RSUs, which will be recognized over the weighted average remaining requisite service period of 3.4 years.
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
The RSUs granted subsequent to our Direct Listing only have a service based vesting condition, which is satisfied generally over 4 years.
CEO Long-Term Performance Award
In February 2021, the leadership development and compensation committee granted the CEO a Long-Term Performance Award, an RSU award under our 2017 Plan to Mr. Baszucki, which would provide him the opportunity to earn a maximum number of 11,500,000 shares of Class A common stock. The CEO Long-Term Performance Award vests upon the satisfaction of a service condition and achievement of certain stock price goals, as described below.
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

The Company estimated the grant date fair value of the CEO Long-Term Performance Award using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Company Stock Price Hurdles may not be satisfied. A Monte Carlo simulation model requires use of various assumptions, including the underlying stock price, volatility, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. The weighted-average grant date fair value of the CEO Long-Term Performance Award was estimated to be $20.19 per share, and the Company estimates that it will recognize total stock-based compensation expense of approximately $232.2 million over the derived service period of each of the seven separate tranches which is between 3.45 – 5.38 years. If the Company Stock Price Hurdles are met sooner than the derived service period, the stock-based compensation expense will be adjusted to reflect the cumulative expense associated with the vested award. The stock-based compensation expense will be recognized if service as the Company’s CEO is provided by Mr. Baszucki over the requisite service period, regardless of whether the Company Stock Price Hurdles are achieved.
The Company recorded $42.0 million of stock-based compensation expense related to the CEO Long-Term Performance Award during the year ended December 31, 2021. As of December 31, 2021, unrecognized stock-based compensation expense related to the CEO Long-Term Performance Award was $190.1 million which will be recognized over the remaining derived service period of the respective tranche.
Employee Stock Purchase Plan
The following assumptions were used in the Black-Scholes options pricing model in estimating the fair value of 2020 ESPP on the date of the grant:

	Year Ended
	December 31, 2021
Risk-free interest rate	0.06%	-	0.25%
Expected volatility	46.97%	-	56.91%
Dividend yield	—%
Expected terms (in years)	0.44	-	2.00
The Company recorded $9.9 million of stock-based compensation expense related to the 2020 ESPP during the year ended December 31, 2021.
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
13.Employee Benefit Plan
The Company sponsors a 401(k) defined contribution retirement plan for eligible employees. Under the plan, the Company is required to make a safe harbor contribution of 100% of the employee contributions on the first 3% and 50% of the next 2% for each employee, subject to a maximum total contribution mandated by the IRS. The Company made matching contributions in the amount of $9.3 million, $5.1 million, and $3.1 million for December 31, 2021, 2020, and 2019, respectively.

14.Joint Venture
In February 2019, the Company entered into a joint venture agreement with Songhua River Investment Limited, or Songhua, an affiliate of Tencent Holdings Ltd., or Tencent Holdings, to create Roblox China Holding Corp. (in which Roblox holds a 51% ownership interest). Songhua contributed $50 million in capital in exchange for 49% ownership interest. The business of the joint venture is (either directly or indirectly through the joint venture’s wholly owned subsidiaries) to engage in the development, localization and licensing to Shenzhen Tencent Computer Systems Co., Ltd. of the Roblox Client for operation and publication as a game in China, and development, localization and licensing to creators of a Chinese version of the Roblox Studio and also develop and oversee relations with local Chinese developers.
Pursuant to the terms of the agreements and ASC 810 “Consolidation,” the joint venture is consolidated with the Company because the Company maintains control through voting rights and the minority member of the joint venture does not have substantive participating rights, or veto rights. As a result, it was determined that the Company has control sufficient to consolidate the operations of the joint venture. The Company classifies the 49% ownership interest held by Songhua as noncontrolling interest on the consolidated balance sheet.
15.Income Taxes
The Company is in a net loss position and no material income tax benefits or expense was recorded for the years ended December 31, 2021, December 31, 2020, and December 31, 2019.
The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(472,141)	$(244,395)	$(70,734)
Foreign	(31,659)	(19,952)	(371)
	$(503,800)	$(264,347)	$(71,105)
The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current provision:
Federal	$—	$—	$—
State	678	10	9
Foreign	—	25	—
Total current provision	678	35	9
Deferred provision:
Federal	(878)	(6,032)	—
State	(120)	(659)	—
Foreign	—	—	—
Total deferred provision	(998)	(6,691)	—
Provision (benefit) for income taxes	$(320)	$(6,656)	$9

The provision (benefit) for income taxes differs from the amount estimated by applying the statutory income (loss) before taxes as follows:

	Year Ended December 31,
	2021	2020	2019
Federal tax (benefit) at statutory rate	21%	21%	21%
State tax (benefit) at statutory rate, net of federal benefit	2	1	2
Permanent differences	0	0	(4)
Research and development credits	10	3	5
Change in valuation allowance	(117)	(21)	(27)
Stock-based compensation	84	0	0
Change in statutory rate	0	0	2
Foreign rate differential	0	(2)	0
Other	0	1	1
Provision (benefit) for income taxes	0%	3%	0%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets for the periods presented (in thousands):

	December 31,
	2021	2020	2019
Deferred tax assets:
Accruals	$11,466	$5,781	$2,620
Intangibles	—	—	156
Deferred revenue	107,221	35,026	19,948
Net operating loss carryforwards	505,668	76,509	37,525
Tax credit carryforwards	65,855	17,052	9,035
Stock-based compensation	35,368	3,891	2,731
Operating lease liability	56,897	—	—
Interest	1,556	—	—
Other	1,369	766	69
Total gross deferred tax asset	785,400	139,025	72,084
Less: valuation allowance	(711,297)	(122,328)	(64,435)
Net deferred tax assets	74,103	16,697	7,649
Deferred tax liabilities:
Fixed Assets	(13,889)	(10,934)	(7,649)
Intangible Assets	(9,060)	(5,763)	—
Operating lease right-of-use asset	(51,154)	—	—
Total deferred tax liabilities	(74,103)	(16,697)	(7,649)
Net deferred tax assets (liabilities)	$0	$0	$0
The Company accounts for deferred taxes under ASC 740, Income Taxes, which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. Due to our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance.

The Company’s valuation allowance increased by $589.0 million, $57.9 million and $18.2 million, in the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.
As of December 31, 2021, we had federal net operating loss carryforwards of $2,120.8 million, which begin to expire in 2024, state net operating loss carryforwards of $840.1 million, which begin to expire in 2027, and foreign net operating loss carryforwards of $49.6 million, which begin to expire in 2024. Of the $2,120.8 million of federal net operating losses, $2,035.2 million is carried forward indefinitely but is limited to 80% of taxable income.
As of December 31, 2021, we had U.S. federal and California research and development tax credits of approximately $84.7 million and $60.4 million, respectively. The federal research and development credits begin to expire in 2030, while California credits do not expire.
Internal Revenue Code Section 382, or Section 382, ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company did experience one or more ownership changes in financial periods ending on or before December 31, 2019. In this regard, the Company has determined that based on the timing of the ownership change and the corresponding Section 382 limitations, none of its net operating losses or other tax attributes appear to expire subject to such limitation.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2021	2020	2019
Unrecognized tax benefits at beginning of year	$19,386	$10,121	$6,111
Increases related to current year tax positions	53,440	8,998	3,658
Increases related to prior year tax positions	93	481	351
Decreases related to prior year tax positions	—	(215)	—
Decreases related to expiration of prior year tax positions	—	—	—
Decreases related to settlements of prior year tax positions	—	—	—
Unrecognized tax benefits at end of year	$72,919	$19,386	$10,121
As of December 31, 2021, we had gross unrecognized tax benefits of approximately $72.9 million of which none would impact income tax expense if recognized to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.
Our policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively. The Company did not accrue interest and penalties related to unrecognized tax benefits as of December 31, 2021, December 31, 2020, and December 31, 2019. The Company does not anticipate any significant change within twelve months of this reporting date.
The Company is subject to taxation in the U.S. and various states, for which the statutes of limitations have not expired.
On January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures and requires taxpayers to amortize such costs over five years. The Company does not anticipate this provision to have a significant impact to the full year 2022 and will continue to evaluate the impact on its business in future periods.
16.Basic and Diluted Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Basic and diluted net loss per share
Numerator
Consolidated net loss	$(503,480)	$(257,691)	$(71,114)
Less: net loss attributable to the noncontrolling interest	(11,829)	(4,437)	(146)
Net loss attributable to common stockholders	$(491,651)	$(253,254)	$(70,968)
Denominator
Weighted-average common shares used in per share computation, based and diluted	505,858	182,108	163,051
Net loss per share, basic and diluted	$(0.97)	$(1.39)	$(0.44)
The potential shares of common stock that were excluded from the computation of diluted net loss per share for the period presented because including them would have been anti-dilutive are as follows (in thousands):

	As of December 31,
	2021	2020	2019
Stock options outstanding	63,267	98,502	99,682
RSUs outstanding	14,684	3,061	30
2020 ESPP	523	—	—
Stock warrants outstanding	324	324	1,833
Unregistered restricted stock awards outstanding	468	388	—
Convertible Preferred Stock outstanding	—	337,235	324,304
Total	79,266	439,510	425,849
The CEO Long-Term Performance Award is excluded from the above table because the Company Stock Price Target had not been met as of December 31, 2021.
17.Geographic Information
For revenue by geographic area, based on the location of the Company’s users, refer to Note 2, “Revenue from Contracts with Customers” to the Notes to Consolidated Financial Statements.
Long-lived assets, comprising property and equipment, net, by geographic area were as follows (in thousands):

	Year Ended December 31,
	2021	2020
United States	$239,889	$179,870
Rest of world	31,463	26,545
Total	$271,352	$206,415

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and Chief Financial Officer or CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control
Other than as described below, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described below, we have implemented changes to our internal control over financial reporting to remediate the material weakness identified below.
Previously Reported Material Weakness
As disclosed in the section titled “Risk Factors” in our Final Prospectus, we previously identified a material weakness in our internal control over financial reporting that resulted in a restatement of our financial statements for the years ended December 31, 2018 and December 31, 2019. The material weakness was due to ineffective controls over the identification of the performance obligations in our revenue recognition methodology that resulted in an error.
In response to this material weakness, we (i) hired additional dedicated and experienced technical resources (ii) engaged a third-party to strengthen the oversight over financial reporting and controls associated with complex accounting matters and new accounting guidance, and (iii) implemented additional control activities related to the periodical review of our revenue recognition policy and review of revenue recognition for new arrangements.
We believe our remediation efforts resulted in the elimination of the previously identified material weakness as of December 31, 2021. While this material weakness has been remediated, we cannot assure you that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses. We have dedicated resources to the design, implementation, documentation and testing of our internal control over financial reporting. We will continue to evaluate the effectiveness of our internal control over financial reporting and will continue to make changes that we believe will strengthen our internal control over financial reporting to ensure that our financial statements continue to be fairly stated in all material respects.

Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. In light of the material weakness that was previously identified as a result of the limited procedures performed, we believe that it is possible that, had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses or significant deficiencies may have been identified.
Limitations on Effectiveness of Controls and Procedures
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Part IV
Item 15. Exhibits and Financial Statement Schedules
Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.
Financial Statement Schedules
All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39763	3.1	May 13, 2021
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-39763	3.2	May 13, 2021
4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-250204	4.1	January 8, 2021
4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of January 6, 2021.	S-1/A	333-250204	4.2	January 8, 2021
4.3	Form of Common Stock Warrant issued in connection with an acquisition between the registrant, Jerome Boulon and CaliStream, LLC.	S-1/A	333-250204	4.3	January 8, 2021
4.4	Form of Common Stock Warrant issued to the estate of a former employee on October 21, 2019.	S-1/A	333-250204	4.4	January 8, 2021
4.5	Indenture, dated as of October 29, 2021, between the registrant and U.S. Bank National Association, as Trustee.	8-K	001-39763	4.1	October 29, 2021
4.6	Form of 3.875% Senior Notes due 2030 (included in Exhibit 4.5).	8-K	001-39763	4.2	October 29, 2021
4.8*	Description of Capital Stock.
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-250204	10.1	January 8, 2021
10.2	2020 Equity Incentive Plan, as amended, and related form agreements.	S-1/A	333-250204	10.3	January 8, 2021
10.3	Amended and Restated 2017 Equity Incentive Plan, as amended, and related form agreements.	S-1/A	333-250204	10.4	January 8, 2021
10.4	2004 Incentive Stock Plan, as amended, and related form agreements.	S-1/A	333-250204	10.5	January 8, 2021
10.5	2020 Employee Stock Purchase Plan, as amended, and related form agreements.	S-1/A	333-250204	10.6	January 8, 2021
10.6	Form of Class B Exchange Agreement between the registrant and certain stockholders.	S-1/A	333-250204	10.7	January 8, 2021
10.7*	Form of Change in Control and Severance Agreement, as amended and restated, between the registrant and each of its executive officers.
10.8*	Form of Change in Control and Severance Agreement.
10.9	Outside Director Compensation Policy.	S-1/A	333-250204	10.9	January 8, 2021
10.10+	Confirmatory Offer Letter by and between the registrant and David Baszucki dated March 3, 2021.	10-Q	001-39763	10.6	May 13, 2021
10.11+	Confirmatory Offer Letter by and between the registrant and Craig Donato dated November 20, 2020.	S-1/A	333-250204	10.11	January 8, 2021

10.12+	Confirmatory Offer Letter by and between the registrant and Michael Guthrie dated November 20, 2020.	S-1/A	333-250204	10.12	January 8, 2021
10.13+	Confirmatory Offer Letter by and between the registrant and Barbara Messing dated November 20, 2020.	S-1/A	333-250204	10.13	January 8, 2021
10.14+	Confirmatory Offer Letter by and between the registrant and Daniel Sturman dated November 20, 2020.	S-1/A	333-250204	10.14	January 8, 2021
10.15+	Confirmatory Offer Letter by and between the registrant and Mark Reinstra dated November 20, 2020.	S-1/A	333-250204	10.15	January 8, 2021
10.16+	Offer Letter by and between the registrant and Manuel Bronstein, dated as of January 31, 2021.	10-Q	001-39763	10.4	May 13, 2021
10.17	Office lease agreement between the registrant and Franklin Templeton Companies, LLC, dated August 11, 2017, as amended.	S-1/A	333-250204	10.16	January 8, 2021
10.18	Fourth Amendment to Office Lease Agreement between the Registrant and Franklin Templeton Companies, LLC, dated June 30, 2021.	10-Q	001-39763	10.4	August 16, 2021
10.19	Purchase Agreement, dated as of October 26, 2021, between the registrant and Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the initial purchasers listed in Schedule I thereto.	8-K	001-39763	10.1	October 29, 2021
21.1*	List of subsidiaries.
23.1*	Consent of independent registered public accounting firm.
24.1*	Power of Attorney, Reference is made to the signature page.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
___________
*    Filed herewith.
+    Indicates management contract or compensatory plan.
†    The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Mateo, California, on the 25th day of February, 2022.

Roblox Corporation

By:	/s/ David Baszucki
David Baszucki
Founder, President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Baszucki, Michael Guthrie, and Mark Reinstra, and each one of them, as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Baszucki	Founder, President, Chief Executive Officer and Chair of Board of Directors
David Baszucki	(Principal Executive Officer)	February 25, 2022

/s/Michael Guthrie	Chief Financial Officer
Michael Guthrie	(Principal Financial Officer)	February 25, 2022

/s/Brett Tolley	Controller
Brett Tolley	(Principal Accounting Officer)	February 25, 2022

/s/Gregory Baszucki	Director
Gregory Baszucki		February 25, 2022

/s/Christopher Carvalho	Director
Christopher Carvalho		February 25, 2022

/s/Anthony P. Lee	Director
Anthony P. Lee		February 25, 2022

/s/Andrea Wong	Director
Andrea Wong		February 25, 2022

/s/Gina Mastantuono	Director, Audit and Compliance Committee Chair
Gina Mastantuono		February 25, 2022