Form 10-Q
period 2022-03-31
Roblox Corp
filed 2022-05-11
CIK 1315098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 2, 2022, the registrant had 541,856,189 shares of Class A common stock and 51,337,302 of Class B common stock, each with a par value of $0.0001 per share, outstanding.

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
•the impact of the COVID-19 pandemic and the easing of restrictions related to the COVID-19 pandemic, including on our users’, developers’, and creators’ usage and spending habits;
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
•the impact of geopolitical events, including the war in Ukraine;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ROBLOX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	As of
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$3,132,964	$3,004,300
Accounts receivable—net of allowances	179,732	307,349
Prepaid expenses and other current assets	43,123	32,091
Deferred cost of revenue, current portion	398,194	406,025
Total current assets	3,754,013	3,749,765
Property and equipment—net	338,879	271,352
Operating lease right-of-use assets	286,242	221,285
Deferred cost of revenue, long-term	159,404	137,524
Intangible assets, net	55,854	59,666
Goodwill	118,071	118,071
Other assets	3,368	2,933
Total assets	$4,715,831	$4,560,596
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,295	$64,395
Accrued expenses and other current liabilities	223,323	180,769
Developer exchange liability	149,816	163,906
Deferred revenue—current portion	1,747,294	1,758,022
Total current liabilities	2,174,728	2,167,092
Deferred revenue—net of current portion	724,359	616,834
Operating lease liabilities	259,841	194,616
Long-term debt, net	988,034	987,723
Other long-term liabilities	1,408	1,408
Total liabilities	4,148,370	3,967,673
Commitments and contingencies (Note 11)
Stockholders’ Equity
Common stock, $0.0001 par value; 5,000,000 and 5,000,000 authorized as of March 31, 2022, and December 31, 2021, respectively, 592,196 and 585,878 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively; Class A common stock—4,935,000 and 4,935,000 shares authorized as of March 31, 2022, and December 31, 2021, respectively, 540,858 and 534,541 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively; Class B common stock—65,000 and 65,000 shares authorized as of March 31, 2022, and December 31, 2021, respectively, 51,337 and 51,337 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively
	59	58
Additional paid-in capital	1,705,201	1,568,638
Accumulated other comprehensive income/(loss)	(30)	62
Accumulated deficit	(1,144,143)	(983,941)
Total Roblox Corporation stockholders’ equity	561,087	584,817
Noncontrolling interests	6,374	8,106
Total stockholders’ equity	567,461	592,923
Total liabilities and stockholders’ equity	$4,715,831	$4,560,596
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$537,134	$386,976
Cost and expenses:
Cost of revenue(1)	135,632	97,937
Developer exchange fees	147,122	118,938
Infrastructure and trust & safety	141,355	94,136
Research and development	177,762	96,644
General and administrative	57,772	94,375
Sales and marketing	29,102	20,002
Total cost and expenses	688,745	522,032
Loss from operations	(151,611)	(135,056)
Interest income	245	5
Interest expense	(9,999)	—
Other income/(expense), net	(379)	(1,050)
Loss before income taxes	(161,744)	(136,101)
Provision for/(benefit from) income taxes	276	2
Consolidated net loss	(162,020)	(136,103)
Net loss attributable to the noncontrolling interest	(1,818)	(1,886)
Net loss attributable to common stockholders	$(160,202)	$(134,217)
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.46)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	588,521	291,074
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Consolidated net loss	$(162,020)	$(136,103)
Other comprehensive loss:
Foreign currency translation adjustments	(6)	—
Other comprehensive loss, net of tax	(6)	—
Total comprehensive loss including noncontrolling interests	(162,026)	(136,103)
Less: net loss attributable to noncontrolling interests	(1,818)	(1,886)
Less: cumulative translation adjustments attributable to noncontrolling interests	86	—
Total comprehensive loss attributable to noncontrolling interests	(1,732)	(1,886)
Total comprehensive loss attributable to common stockholders	$(160,294)	$(134,217)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/((DEFICIT)
(in thousands)
(unaudited)
Three Months Ended March 31, 2022

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	—	585,878	$58	$1,568,638	$62	$(983,941)	$8,106	$592,923
Issuance of common stock upon exercise of stock options	—	—	4,150	1	10,175	—	—	—	10,176
Issuance of common stock under ESPP	—	—	335	—	14,243	—	—	—	14,243
Release of restricted stock units	—	—	1,808	—	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	—	—	(3)	—	(150)	—	—	—	(150)
Exercise of common stock warrants	—	—	30	—	102	—	—	—	102
Others	—	—	(2)	—	(102)	—	—	—	(102)
Stock-based compensation	—	—	—	—	112,295	—	—	—	112,295
Cumulative translation adjustments	—	—	—	—	—	(92)	—	86	(6)
Net loss	—	—	—	—	—	—	(160,202)	(1,818)	(162,020)
Balance at March 31, 2022	—	—	592,196	$59	$1,705,201	$(30)	$(1,144,143)	$6,374	$567,461
Three Months Ended March 31, 2021

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Equity/(deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	337,235	$344,827	201,327	$20	$239,792	$90	$(492,290)	$20,007	$(232,381)
Issuance of common stock upon exercise of stock options	—	—	18,443	2	30,219	—	—	—	30,221
Issuance of Series H preferred stock, net	11,889	534,286	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with the direct listing	(349,124)	(879,113)	349,124	35	879,078	—	—	—	879,113
Stock-based compensation	—	—	—	—	50,744	—	—	—	50,744
Other	—	—	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(134,217)	(1,886)	(136,103)
Balance at March 31, 2021	—	—	568,894	$57	$1,199,833	$90	$(626,507)	$18,121	$591,594
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Consolidated net loss	$(162,020)	$(136,103)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	24,497	16,620
Stock-based compensation expense	112,295	50,744
Operating lease non-cash expense	13,997	10,044
Other non-cash charges/(credits)	(567)	(52)
Amortization of debt issuance costs	311	—
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	128,183	13,256
Accounts payable	(3,768)	(782)
Prepaid expenses and other current assets	(10,940)	(10,967)
Other assets	(435)	(3,401)
Developer exchange liability	(14,090)	3,425
Accrued expenses and other current liabilities	(2,066)	16,273
Other long-term liability	—	304
Operating lease liabilities	(11,709)	(2,069)
Deferred revenue	96,797	269,439
Deferred cost of revenue	(14,049)	(62,262)
Net cash provided by operating activities	156,436	164,469
Cash flows from investing activities:
Acquisition of property and equipment	(51,790)	(22,133)
Purchases of intangible assets	—	(256)
Net cash used in investing activities	(51,790)	(22,389)
Cash flows from financing activities:
Proceeds from issuance of common stock	24,328	30,221
Payment of withholding taxes related to net share settlement of restricted stock units	(150)	—
Net proceeds from issuance of preferred stock	—	534,286
Payment of debt issuance cost	(154)	—
Net cash provided by financing activities	24,024	564,507
Effect of exchange rate changes on cash and cash equivalents	(6)	—
Net increase in cash and cash equivalents	128,664	706,587
Cash and cash equivalents
Beginning of period	3,004,300	893,943
End of period	$3,132,964	$1,600,530
Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for income taxes	—	—
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$86,813	$9,476
Conversion of convertible preferred stock to common stock upon direct listing	—	$879,113
The accompanying notes are an integral part of these condensed consolidated financial statements.

Roblox Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Description of Business
Description of Business
Roblox Corporation, or the Company, was incorporated under the laws of the state of Delaware in March 2004. The Company operates a human co-experience platform, or the Platform, or Roblox Platform, where users interact with each other to explore and develop immersive, user generated, 3D experiences. Upon signing up for Roblox, a user personalizes their unique Roblox identity, or avatar. Users are then free to immerse themselves in experiences on Roblox and can acquire experience-specific enhancements or avatar items in the Company’s Avatar Marketplace using the virtual currency, or Robux. Any user can be a developer or creator on the Company’s platform using Roblox’s studio of software tools. Developers build the experiences that are published on Roblox and can earn Robux through micro transactions in their experiences, through engagement-based payouts, and by selling virtual items in the Roblox virtual economy.
2. Basis of Presentation and Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year ends on December 31. For example, references to fiscal 2022 and 2021 refer to the fiscal year ending December 31, 2022 and December 31, 2021, respectively.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP and applicable rules and regulations of the U.S. Securities and Exchange Commission, or the SEC regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022.
In our opinion, the information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended March 31, 2022 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other period.
There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the year ended December 31, 2021 included in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022.
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
Segments
The Company operates as a single operating and reportable segment, which is at the consolidated entity level. The chief operating decision maker, or CODM, of the Company is its Chief Executive Officer, or the CEO, who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis, accompanied by disaggregated information of our revenue.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, the estimated period of time the virtual items are available to the user and the estimated amount of consumable and durable virtual items purchased for which the Company lacks specific information that we use for revenue recognition, useful lives of property and equipment and intangible assets, valuation of acquired goodwill and intangible assets, accrued liabilities (including accrued developer exchange fees), contingent liabilities, valuation of deferred tax assets and liabilities, stock-based compensation, the carrying value of operating lease right-of-use assets, evaluation of recoverability of long-lived assets and carrying value of goodwill. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. Actual results could differ from those estimates and any such differences may be material to the consolidated financial statements. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.
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
Change in Accounting Estimate
In the first quarter of fiscal 2022, the Company completed its quarterly assessment of paying user life estimate based on which it recognizes revenue for durable virtual items. The average lifetime of a paying user estimate is calculated based on historical monthly retention data for each user cohort to project future participation on the Roblox Platform and is now estimated to be 25 months compared to the previous estimate of 23 months. This change in accounting estimate will be effective beginning fiscal year 2022. Based on the carrying amount of deferred revenue and deferred cost of revenue as of December 31, 2021, the change resulted in a decrease in revenue and cost of revenue during the three months ended March 31, 2022, by $82.5 million and $19.6 million, respectively. It is estimated that this change will decrease our fiscal year 2022 revenue and cost of revenue by $141.0 million and $32.6 million, respectively.
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
The Company uses various distribution channels to collect payments from users. As of March 31, 2022, and December 31, 2021, two distribution channels accounted for 55% and 54% of our accounts receivable, respectively. One of the distribution channels accounted for 26% and 19% of our accounts receivable as of March 31, 2022 and December 31, 2021, respectively. The second distribution channel accounted for 29% and 35% of our accounts receivable as of March 31, 2022 and December 31, 2021, respectively.
One distribution channel processed 29% and 35% of our overall revenue transactions for the three months ended March 31, 2022, and 2021, respectively. A second distribution channel processed 26% and 18% of our overall revenue transactions for each of the three months ended March 31, 2022 and 2021.

3. Recent Accounting Pronouncements
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12. The purpose of ASU 2019-12 is to reduce complexity in the accounting standards for income taxes by removing certain exceptions as well as clarifying certain allocations. This update removed the exception to the incremental approach for intra period tax allocation when there is a loss from continuing operation and income or a gain from other items (for example, discontinued operations or other comprehensive income). This update also addresses the split recognition of franchise taxes that are partially based on income between income-based tax and non-income-based tax. This guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company elected to adopt ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
The Company is in the process of reviewing all issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such accounting pronouncements will cause a material impact on its condensed consolidated financial statements.

4. Revenue from Contracts with Customers
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the Notes to Condensed Consolidated Financial Statements for information on the change in the paying user life estimate.
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing country of users:

	Three Months Ended March 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$356,656	66%	$264,508	68%
Europe	99,202	18	72,602	19
Asia-Pacific, including Australia and New Zealand	45,990	9	28,312	7
Rest of world	35,286	7	21,554	6
Total	$537,134	100%	$386,976	100%
(1)The Company’s net revenues in the U.S. were 62% and 64% of consolidated net revenues for the three months ended March 31, 2022, and 2021, respectively.
No individual country, other than those disclosed above, exceeded 10% of our total revenue for any period presented.
Durable virtual items accounted for 90% and 87% of Roblox Platform revenue for the three months ended March 31, 2022 and 2021, respectively.
Consumable virtual items accounted for 10% and 13% of Roblox Platform revenue for the three months ended March 31, 2022 and 2021, respectively.
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
Deferred revenue mostly consists of payments we receive from users in advance of revenue recognition. During the three months ended March 31, 2022 and 2021, $448.5 million and $299.1 million, respectively, of revenue was recognized that was included in the current portion deferred revenue balance at the beginning of the periods.
As of March 31, 2022, the aggregate amount of revenue allocated to unsatisfied performance obligations is included in our deferred revenue balances. As of March 31, 2022, the Company expects to recognize $1,747.3 million, as revenue over the next 12 months, and the remainder thereafter.
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
The Company has operating leases for real estate, and co-located data centers. During the three months ended March 31, 2022 and 2021, operating lease expense was approximately $17.3 million and $12.0 million, respectively. Variable lease cost, short-term lease cost and sublease income were immaterial during the three months ended March 31, 2022 and 2021. As of March 31, 2022, $53.3 million was included in accrued expenses and other current liabilities and $259.8 million as long-term operating lease liabilities.

The following table presents maturity of lease liabilities under the Company’s non-cancelable operating leases as of March 31, 2022 (in thousands):

Remainder of 2022	$47,382
2023	62,645
2024	57,039
2025	49,234
2026	39,809
Thereafter	103,609
Total lease payments	$359,718
Less: interest(1)	46,554
Present value of lease liabilities	$313,164
(1)Calculated using the interest rate for each lease.
In addition, the Company has executed operating leases for data centers, colocation space and facilities which have not commenced as of March 31, 2022. The legally binding minimum lease payments for these leases is $600.9 million with lease term ranging between three to thirteen years.
Of the above, approximately $446.2 million pertains to a new lease signed by the Company in San Mateo, California, on March 10, 2022 for office space of approximately 440,000 square feet consisting of two buildings for a term of approximately 13 years and 12 years, respectively with two renewal options of 5 years each. The possession of one of the buildings is expected to be obtained in the second quarter of 2022 and the other is expected to be obtained in the second quarter of 2023. In addition, the Company expects to receive $23.0 million each in tenant improvement allowances for each of the two buildings.
The following table presents supplemental information for leases that have commenced for the three months ended March 31, 2022 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	6.57
Weighted average discount rate	3.9%
Cash paid for amounts included in the measurement of lease liabilities(1)	$14,784
Lease liabilities arising from obtaining new ROU assets	$79,671
(1)Does not include $0.2 million of leasehold incentives received from the landlord.
6. Fair Value Measurements
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of Level 1 assets. Level 1 assets include highly liquid money market funds that are included in cash and cash equivalents and the fair value is based on quoted prices in active markets for identical assets or liabilities. As of March 31, 2022, and December 31, 2021, there are no outstanding preferred stock warrants.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 during any of the periods presented below.
A summary of assets, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		Fair Value
		As of
Financial Instrument	Fair Value Hierarchy	March 31, 2022	December 31, 2021
Financial Assets:
Money Market funds classified as cash equivalents	Level 1	$2,921,397	$2,853,055

Financial Liabilities
The Company’s financial liabilities that are not measured at fair value on a recurring basis consist of its 2030 Notes. Refer to Note 10, “Debt” to the Notes to Condensed Consolidated Financial Statements for more information.
The estimated fair value of the 2030 Notes was approximately $935.0 million and $1,016.2 million as of March 31, 2022 and December 31, 2021, respectively. While the 2030 Notes are recorded at cost, the fair values of the 2030 Notes were determined based on the trading price per $93.50 and $101.62 of the 2030 Notes on the last trading day of the reporting periods ended March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the fair values of the 2030 Notes are categorized as a Level 2 measurement as they are not actively traded.
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
Other Acquisitions
During the year ended December 31, 2021, the Company completed two individually immaterial acquisitions. These transactions were accounted for as asset acquisitions as they did not meet the definition of a business. The acquired assets consisted entirely of assembled workforce and had a fair value of $8.5 million with an estimated useful life of 3 years. The aggregate purchase consideration consisted of $8.5 million, paid in cash.
8. Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table represents the changes to goodwill during the three months ended March 31, 2022 (in thousands):

Carrying Amount
Balance as of December 31, 2021	$118,071
Addition from acquisition	—
Balance as of March 31, 2022	$118,071
There are no accumulated impairment losses for any period presented.

Intangible Assets
Intangible assets are carried at cost less accumulated amortization.
The following tables present details of the Company’s intangible assets as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives
Developed Technology	$62,059	$(14,053)	$48,006
Assembled Workforce	8,500	(1,667)	6,833
Trade Name	500	(58)	442
Total Intangible Assets	$71,059	$(15,778)	$55,281

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives
Developed Technology	$62,059	$(11,233)	$50,826
Assembled Workforce	8,500	(708)	7,792
Trade Name	500	(25)	475
Total Intangible Assets	$71,059	$(11,966)	$59,093
The above does not include $0.6 million of indefinite lived intangible assets as of March 31, 2022 and December 31, 2021.
Amortization expense was $3.8 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively.
See Note 6, “Fair Value Measurements” to the Notes to Condensed Consolidated Financial Statements for more information.
The expected future amortization expenses related to the intangible assets as of March 31, 2022 were as follows (in thousands):

Remainder of 2022	$11,436
2023	15,249
2024	14,196
2025	11,786
2026	2,614
Thereafter	—
Total remaining amortization	$55,281
9. Other Balance Sheet Components
The Company had no restricted cash or short-term investments as of March 31, 2022 and December 31, 2021.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Prepaid Expenses	$37,548	$27,671
Other current assets	5,575	4,420
Total prepaid expenses and other current assets	$43,123	$32,091

Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Servers and related equipment	$438,965	$361,227
Computer hardware and software	17,198	16,154
Furniture and fixtures	314	179
Leasehold improvement	33,239	30,482
Construction in progress	23,374	16,837
Total property and equipment	$513,090	$424,879
Less accumulated depreciation and amortization	(174,211)	(153,527)
Property and equipment—net	$338,879	$271,352
Construction in progress includes costs mostly related to leasehold improvements related to the Company’s leased office buildings.
Depreciation and amortization expense was $20.7 million and $14.5 million for the three months ended March 31, 2022 and 2021, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
General accrued expenses	$100,814	$56,134
Short term operating lease liabilities	53,323	51,303
Accrued interest 2030 Notes	16,469	6,781
Taxes payable	40,008	43,286
Accrued compensation and other employee related liabilities	2,692	14,511
Other current liability	10,017	8,754
Total accrued expenses and other current liabilities	$223,323	$180,769
10. Debt
2030 Notes
Long-term debt consisted of the following (in thousands):

As of March 31, 2022
2030 Notes
Principal	$1,000,000
Unamortized issuance costs	11,966
Net carrying amount	$988,034
On October 29, 2021, the Company issued $1.0 billion aggregate principal amount of its 3.875% Senior Notes due 2030, or the 2030 Notes. The 2030 Notes mature on May 1, 2030. The 2030 Notes bear interest at a rate of 3.875% per annum. Interest on the 2030 Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2022.
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
(3)at any time prior to November 1, 2024, the Company may redeem all or a part of the 2030 Notes at a redemption price equal to 100% of the principal amount of 2030 Notes redeemed, including accrued and unpaid interest, if any plus the applicable “make-whole” premium set forth in the indenture governing the 2030 Notes, or the Indenture as of the date of such redemption.
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
For the three months ended March 31, 2022, the interest expense recognized in the condensed consolidated statements of operations related to the 2030 Notes was as follows (in thousands):

Three Months Ended March 31, 2022
Contractual interest expense	$9,688
Amortization of debt issuance costs	311
Total interest expense	$9,999
For the three months ended March 31, 2022, the debt issuance costs for the 2030 Notes were amortized to interest expense over the term of the 2030 Notes using an annual effective interest rate of 4.05%.
As of March 31, 2022, the Company was in compliance with all of its covenants under the Indenture.

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
Letters of Credit— The Company has issued letters of credit in connection with our operating leases. The Company has not drawn down from the letters of credit and had $9.9 million available in aggregate as of each of the periods ended March 31, 2022, and December 31, 2021.
Legal Proceedings—The Company is and, from time to time may in the future become, involved in legal proceedings in the ordinary course of business.
On March 9, 2022, an alleged shareholder filed a putative securities class action against the Company and certain of our executives and directors, alleging violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 in connection with the registration statement for the Company’s direct listing. The complaint was filed in the Superior Court of California, County of San Mateo, and is captioned Matlick v. Roblox Corporation, et al., No. 22-CIV-01038. The complaint seeks damages and attorneys’ fees, as well as other relief. Management believes the claims are without merit and intends to defend this litigation vigorously. At this stage of the proceedings, the Company is unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.
In addition, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business.
As of March 31, 2022, the Company has accrued for immaterial losses related to those litigation matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated. The Company considered the progress of these cases, the opinions and views of its legal counsel and outside advisors, its experience and settlements in similar cases, and other factors in arriving at the conclusion that a potential loss was probable. The Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings. Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty and the ultimate resolution of one or more of these matters could ultimately have a material adverse effect on our operations.
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
Other Contractual Commitments—Other contractual commitments primarily consist of contracts associated with data center and IT operations in the ordinary course of business. There has been no material change in the Company's contractual obligations and commitments during the three months ended March 31, 2022, other than non-cancelable purchase commitments primarily related to data center and IT operations in the ordinary course of business and Company's new office lease in San Mateo, California since the fiscal year ended December 31, 2021. See Note 5, “Leases” to the Notes to Condensed Consolidated Financial Statements for more information on the new office lease.
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
Immediately prior to the completion of the direct listing of the Company's Class A common stock, or the Direct Listing on the New York Stock Exchange, or NYSE, all outstanding shares of the Company’s convertible preferred stock converted into an aggregate of 349,123,976 shares of Class A common stock.
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
Common Stock —The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of March 31, 2022, the Company is authorized to issue 4,935.0 million shares of Class A common stock and 65.0 million shares of Class B common stock. Holders of Class A common stock and Class B common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s board of directors, subject to the rights of the holders of the Company’s convertible preferred stock. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 20 votes per share. Each share of our Class B common stock is convertible into one share of our Class A common stock at any time and will convert automatically upon certain transfers and upon the earliest of (i) the date that is specified by the affirmative vote of the holders of two-thirds of the then-outstanding shares of Class B common stock, (ii) the date on which less than 30% of the Class B common stock that was outstanding on March 2, 2021 continues to remain outstanding, (iii) March 10, 2036, (iv) nine months after the death or permanent disability of Mr. Baszucki, and (v) nine months after the date on which Mr. Baszucki no longer serves as our CEO or as a member of our board of directors. Class A common stock and Class B common stock are not redeemable at the option of the holder.
Zero and 3.7 million shares of Class B common stock held by entities affiliated with David Baszucki, Founder, President, CEO and Chair of our board of directors were converted to Class A common stock during the three months ended March 31, 2022 and March 31, 2021, respectively.
Class A and Class B common stock are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted.

The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of
	March 31, 2022	December 31, 2021
Stock options outstanding	58,685	63,267
RSUs outstanding	14,489	14,684
PSUs outstanding	11,500	11,500
Shares available for issuance under Equity Incentive Plan	80,924	52,811
2020 ESPP	11,333	5,809
Stock Warrants outstanding	294	324
Unregistered restricted stock awards outstanding	436	468
Total	177,661	148,863
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
At inception, 60.0 million shares of Class A common stock were reserved for future issuance under the 2020 Plan. Stock-based awards under the 2020 Plan that expire or are forfeited, cancelled, or repurchased generally are returned to the pool of shares of Class A common stock available for issuance under the 2020 Plan. The 2020 Plan provides for annual automatic increases in the number of shares of Class A common stock reserved thereunder. In addition, subject to the adjustment provisions of the 2020 Plan, the shares reserved for issuance under the 2020 Plan also includes (i) any shares that, as of the day immediately prior to the effective date of the registration statement, have been reserved but not issued pursuant to any awards granted under the 2017 Plan and are not subject to any awards thereunder and (ii) any shares subject to stock options, RSUs or similar awards granted under our 2017 Plan and 2004 Plan that, after the effective date of the registration statement, expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest.
Employee Stock Purchase Plan
In 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 ESPP, which became effective in connection with the Direct Listing. The 2020 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. At inception, a total of 6,000,000 shares of the Company’s Class A common stock were reserved for future issuance under the 2020 ESPP. In addition, the plan provides for annual automatic increases in the number of shares of Class A common stock reserved for future issuance under the 2020 ESPP.
The 2020 ESPP plan is a compensatory plan and includes two components: a component that allows the Company to make offerings intended to qualify under Section 423 of the Code and a component that allows the Company to make offerings not intended to qualify under Section 423 of the Code to designated companies. Subject to any limitations contained therein, the 2020 ESPP allows eligible employees to contribute (in the form of payroll deductions or otherwise to the extent permitted by the administrator) an amount established by the administrator from time to time in its discretion to purchase Class A common stock at a discounted price per share. The price at which Class A common stock is purchased under the 2020 ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the enrollment date or exercise date, whichever is lower. Offering periods are generally 24 months long and begin on February 25 and August 25 each year with each offering period having four purchase periods of approximately six months each. The initial offering period began on March 10, 2021 and was reset and rolled over to a new 24 month offering period on February 25, 2022.
Stock-based compensation expense
Stock-based compensation expense included in the condensed consolidated statements of operations data above was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Infrastructure and trust & safety	$11,356	$5,688
Research and development	74,814	31,594
General and administrative	20,795	11,247
Sales and marketing	5,330	2,215
Total stock-based compensation	$112,295	$50,744
The stock-based compensation expense related to equity awards granted to non-employees for the three months ended March 31, 2022 and 2021 was not material.

Options
As of March 31, 2022, the Company had $142.4 million of unrecognized stock-based compensation related to unvested options, which will be recognized over a weighted-average remaining requisite service period of 2.3 years.
The following table summarizes the Company’s stock option activity (in thousands except per share data and remaining contractual term):

	Options Outstanding
	Number of Shares Subject to Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances as of December 31, 2021	63,267	$2.82	6.97	$6,348,395
Granted	—	—
Cancelled	(432)	$3.74
Exercised	(4,150)	$2.48
Balances as of March 31, 2022	58,685	$2.85	6.74	$2,547,170
Vested and exercisable as of March 31, 2022	35,468	$2.02	6.05	$1,569,430
Vested and expected to vest at March 31, 2022	58,685	$2.85	6.74	$2,547,170
No options were granted during the three months ended March 31, 2022.
The following table summarizes the Company’s restricted stock units and unregistered restricted stock awards (unregistered RSAs) activity (in thousands except per share data):

	Restricted Stock Units		Restricted Stock Awards
	Number of Shares	Weighted- Average grant date fair value	Number of Shares	Weighted- Average grant date fair value
Unvested as of December 31, 2021	14,684	$68.03	468	$57.37
Granted	1,777	$54.71	—	—
Released	(1,808)	$70.31	(32)	$37.75
Cancelled	(164)	$66.12	—	—
Unvested as of March 31, 2022	14,489	$66.13	436	$58.80
As of March 31, 2022, the Company had $12.0 million of unrecognized stock-based compensation related to unregistered RSAs, which will be recognized over the weighted average remaining requisite service period of 2.1 years. See Note 7, “Acquisitions” to the Notes to Condensed Consolidated Financial Statements for more information.
As of March 31, 2022, the Company had $926.6 million of unrecognized stock-based compensation related to RSUs, which will be recognized over the weighted average remaining requisite service period of 3.3 years.
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
The Company recorded $12.0 million and $5.2 million of stock-based compensation expense related to the CEO Long-term Performance Award during the three months ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022, unrecognized stock-based compensation expense related to the CEO Long-term Performance Award was $178.1 million which will be recognized over the remaining derived service period of the respective tranche.
Employee Stock Purchase Plan
During the quarter ended March 31, 2022, the fair market value of the Company's stock on the purchase date, February 25, 2022, was lower than the fair market value of the Company's stock on the offering date of the first and second offering periods. As a result, the first and second offering periods were reset and the new lower price became the new offering price. Additionally, the plan also provides for a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period, accordingly, offering periods first and second rolled over to a new 24 months offering period. The reset was treated as a modification resulting in incremental charges totaling $4.7 million, which will be recognized over the remaining requisite service period.

The following table summarizes the weighted-average assumptions used in estimating the fair value of 2020 ESPP for the offering period in effect using the Black-Scholes option-pricing model:

	Three Months Ended
	March 31, 2022
Risk-free interest rate	0.71%	-	1.55%
Expected volatility	54.16%	-	60.1%
Dividend yield	—%
Expected terms (in years)	0.50	-	2.00
The Company recorded $4.6 million and $0.5 million of stock-based compensation expense related to the 2020 ESPP during the three months ended March 31, 2022 and 2021, respectively.
15. Employee Benefit Plan
The Company sponsors a 401(k) defined contribution retirement plan for eligible employees. Under the plan, the Company is required to make a safe harbor contribution of 100% of the employee contributions on the first 3% and 50% of the next 2% for each employee, subject to a maximum total contribution mandated by the IRS. The Company made matching contributions in the amount of $3.0 million and $1.8 million for the three months ended March 31, 2022, and 2021, respectively.
16. Joint Venture
In February 2019, the Company entered into a joint venture agreement with Songhua River Investment Limited, or Songhua, an affiliate of Tencent Holdings Ltd., or Tencent, to create Roblox China Holding Corp. (in which Roblox holds a 51% ownership interest as it relates to the voting shares). Songhua contributed $50 million in capital in exchange for 49% ownership interest. The business of the joint venture is (either directly or indirectly through the joint venture’s wholly owned subsidiaries) to engage in the development, localization and licensing to Tencent of the Roblox Platform for operation and publication as a game in China, and development, localization and licensing to creators of a Chinese version of the Roblox Studio and also to develop and oversee relations with local Chinese developers.
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
17. Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for U.S. federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.
The provision/(benefit) from income taxes for the three months ended March 31, 2022 consisted of state and foreign income taxes. The provision/(benefit) from income taxes for the three months ended March 31, 2021 was immaterial. The Company continues to maintain a full valuation allowance on its net deferred tax assets as it is not likely that the deferred assets will be utilized. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the U.S. and certain foreign losses.

18. Basic and Diluted Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Basic and diluted net loss per share
Numerator
Consolidated net loss	$(162,020)	$(136,103)
Less: net loss attributable to noncontrolling interest	(1,818)	(1,886)
Net loss attributable to common stockholders	$(160,202)	$(134,217)
Denominator
Weighted-average common shares used in per share computation, basic and diluted	588,521	291,074
Net loss per share, basic and diluted	$(0.27)	$(0.46)
The potential shares of common stock that were excluded from the computation of diluted net loss per share for the three months ended March 31, 2022 and 2021 because including them would have been anti-dilutive are as follows (in thousands):

	As of Three Months Ended March 31,
	2022	2021
Stock options outstanding	58,685	79,616
RSUs outstanding	14,489	8,559
Stock warrants outstanding	294	324
Convertible Preferred Stock outstanding	—	—
Unregistered restricted stock awards outstanding	436	356
2020 ESPP	1,475	770
Total	75,379	89,625
The CEO Long-Term Performance Award is excluded from the above table because the Company Stock Price Target had not been met as of March 31, 2022.
19. Subsequent Events
On March 24, 2022, the Company signed a definitive purchase agreement to acquire Hamul, Inc. (“Hamul”), a privately held company providing a platform for connecting gaming communities. The acquisition closed on April 1, 2022 and the Company paid a total purchase price of approximately $19.3 million in a combination of cash and stock. Due to the timing of the close of the transaction, as of the date of issuance of these condensed consolidated financial statements, acquisition accounting is incomplete as the Company is still in the process of estimating the initial purchase price allocation. As a result, the Company is unable to provide this information, which will be reported on its Form 10-Q for the quarter ended June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2021 included in the Annual Report on Form 10-K, filed with the SEC on February 25, 2022. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors,” “Special Note Regarding Forward-Looking Statements”, and “Special Note Regarding Operating Metrics” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future. Unless the context otherwise requires, all references in this report to “Roblox,” the “Company”, “we,” “our,” “us,” or similar terms refer to Roblox Corporation and its subsidiaries.
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
Recent Developments
On March 24, 2022, we signed a definitive purchase agreement to acquire Hamul, Inc. (“Hamul”), a privately held company providing a platform for connecting gaming communities. The acquisition closed on April 1, 2022 and we paid a total purchase price of approximately $19.3 million in a combination of cash and stock.
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
12.4
Q1'18
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22

Daily Active Users
Europe
DAUs (In Millions)
0
2
4
6
8
10
12
14
2.5
2.7
3.1
3.7
4.6
4.8
4.9
5.5
7.0
9.9
10.4
10.9
12.5
11.8
11.9
13.4
15.0
Q1'18
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22

Daily Active Users
Asia-Pacfic
DAUs (In Millions)
0
2
4
6
8
10
12
1.4
1.7
1.8
2.1
2.3
2.7
2.8
3.2
3.7
4.6
5.4
5.6
6.5
7.2
9.4
11.2
12.6
Q1'18
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22

Daily Active Users
Past of World
DAUs (In Millions)
14
12
10
8
6
4
2
0
2.0
2.3
2.7
2.8
3.3
3.6
4.0
4.1
5.2
7.4
9.0
9.4
10.6
12.1
13.8
13.7
14.2
Q1'18
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22

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

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Bookings	$631,206	$652,277
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to bookings, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Reconciliation of revenue to bookings:
Revenue	$537,134	$386,976
Add (deduct):
Change in deferred revenue	96,797	269,439
Other	(2,725)	(4,138)
Bookings	$631,206	$652,277
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

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Free cash flow	$104,646	$142,080

The following table presents a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Reconciliation of net cash from operating activities to free cash flow:
Net cash provided by operating activities	$156,436	$164,469
Add (deduct):
Acquisition of property and equipment	(51,790)	(22,133)
Purchases of intangible assets	—	(256)
Free cash flow	$104,646	$142,080
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

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Adjusted EBITDA	$67,929	$190,174
The following table presents a reconciliation of consolidated net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Reconciliation of consolidated net loss to adjusted EBITDA:
Consolidated net loss	$(162,020)	$(136,103)
Add (deduct):
Interest income	(245)	(5)
Interest expense	9,999	—
Other income/(expense), net	379	1,050
Provision for/(benefit from) income taxes	276	2
Depreciation and amortization	24,497	16,620
Stock-based compensation expense	112,295	50,744
Change in deferred revenue	96,797	269,439
Change in deferred cost of revenue	(14,049)	(62,262)
Fees related to equity offering	—	50,689
Adjusted EBITDA	$67,929	$190,174

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
However, this increase in engagement and monetization may be temporary and we have seen it moderate as vaccination rates increase, children return to classrooms, and shelter-in-place orders are lifted. The long-term effects of the COVID-19 pandemic or recovery from the COVID-19 pandemic on society, and developer, creator and user engagement remain uncertain. There can be no assurance that, as a result of the COVID-19 pandemic, recovery from it, or other global economic conditions, users will not reduce their discretionary spending on Robux, will renew their subscriptions or may otherwise increase or maintain their usage of our Platform, which would adversely impact our revenue and financial condition. In addition, in response to the spread of COVID-19, we required and have continued to require substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate, which represents a significant disruption in how we operate our business. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. We announced our “future of work” plan, which includes shifting to a hybrid model where employees who intend to work from one of our offices can work in office for three days a week, and other employees may work remotely, that we expect to commence during the second quarter of 2022.
The full extent to which the COVID-19 pandemic or recovery from the COVID-19 pandemic will directly or indirectly impact the global economy, the lasting social effects, and impact on our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. For additional details, refer to the section titled “Risk Factors—The global COVID-19 pandemic has significantly affected our business and operations.”
Change in Accounting Estimate
In the first quarter of fiscal 2022, the Company completed its quarterly assessment of paying user life estimate based on which it recognizes revenue for durable virtual items. The average lifetime of a paying user estimate is calculated based on historical monthly retention data for each user cohort to project future participation on the Roblox Platform and is now estimated to be 25 months compared to the previous estimate of 23 months. This change in accounting estimate will be effective beginning fiscal year 2022. Based on the carrying amount of deferred revenue and deferred cost of revenue as of December 31, 2021, the change resulted in a decrease in revenue and cost of revenue during the three months ended March 31, 2022, by $82.5 million and $19.6 million, respectively. It is estimated that this change will decrease our fiscal year 2022 revenue and cost of revenue by $141.0 million and $32.6 million, respectively.
Components of Results of Operations
Revenue
We generate substantially all of our revenue through the sale of virtual items on the Roblox Platform. Users can purchase and spend Robux to obtain virtual items to enhance their social experience on the Roblox Platform. We recognize revenue over the estimated period of time the virtual items are available to the user on the Roblox Platform (estimated average lifetime of a paying user) or at the time the virtual item is consumed. The average lifetime of a paying user is calculated based on the monthly retention data for each paying user cohort. We then calculate the average retention period by determining the weighted-average period paying users have spent on the Platform and are projected to participate in the Roblox environment. The average lifetime for a paying user for the year ended December 31, 2021 and the three months ended March 31, 2022 was 23 months and 25 months, respectively. Revenue is reported net of taxes and estimated chargebacks. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the Notes to Condensed Consolidated Financial Statements for more information on the change in estimate.
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

Personnel costs include salaries, benefits, travel-related expenses, and stock-based compensation for each expense category, with the exception of cost of revenue and developer exchange fees. In the three months ended March 31, 2022, and 2021, personnel costs were $239.0 million, and $140.3 million, respectively.
During the quarter ended March 31, 2021, we recorded a one-time catch-up of stock-based compensation expense of $21.3 million related to the RSUs granted prior to the Direct Listing of our Class A common stock on the NYSE, or the Direct Listing, that vest upon the satisfaction of both the service condition and a liquidity event-related performance vesting condition which was satisfied on the effective date of our final prospectus dated March 2, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on March 10, 2021. In addition, stock-based compensation expense attributed to the CEO Long-Term Performance Award granted in February 2021 and RSUs granted to employees subsequent to our Direct Listing account for a large portion of personnel costs in the period.
Cost of revenue
Cost of revenue primarily consists of third-party payment processing fees charged by the various distribution channels. We defer payment processing fees and recognize them over the same period as the respective revenue. These costs are incurred in connection with our sales of our virtual currency.
We intend to use nearly all of any efficiencies earned in this area over time to increase earnings for our developers and creators. Additionally, cost of revenue as a percentage of revenue is affected by shifts in user purchasing preferences and trends. We have observed a shift of our sales toward distribution channels, such as the Apple App Store, Google Play Store, and prepaid distributors, compared to other distribution channels, such as credit card payment processors. As a result, we expect our cost of revenue expenses to increase both in absolute dollars and as a percentage of revenue over time as our business grows due to the ongoing shift toward these mobile channels, although the percentage may fluctuate from period to period.
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
Infrastructure and trust & safety
Infrastructure and trust & safety expenses consist primarily of expenses related to the operation of our data centers and technical infrastructure. These costs include costs to third-party service providers, such as cloud computing or other hosting and data storage, rent and facilities-related expenses for our co-located data centers and PoPs that we lease and operate, network and bandwidth costs, and depreciation and associated support and maintenance of our servers and infrastructure equipment. In the three months ended March 31, 2022, depreciation related to infrastructure and trust & safety was $19.6 million. The same costs were $13.7 million in the three months ended March 31, 2021. As of March 31, 2022, we have data centers and PoPs around the world with over 52,265 servers.
Infrastructure and trust & safety expenses also include personnel costs and allocated overhead for employees and team members whose primary responsibilities relate to supporting our infrastructure and trust & safety initiatives. In the three months ended March 31, 2022, stock-based compensation related to infrastructure and trust & safety was $11.4 million. The same costs were $5.7 million in the three months ended March 31, 2021.
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
Other Income/(Expense), net
Other Income/(expense) primarily includes foreign currency exchange gains and losses.
Provision for/(Benefit from) Income Taxes
Provision (benefit) for income taxes consists primarily of income taxes in foreign jurisdictions and U.S. federal and state income taxes. We maintain a full valuation allowance on our federal, state, and foreign deferred tax assets as we have concluded that it is not likely that the deferred assets will be utilized.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Revenue	$537,134	$386,976
Cost and expenses:
Cost of revenue(1)	135,632	97,937
Developer exchange fees	147,122	118,938
Infrastructure and trust & safety(2)	141,355	94,136
Research and development(2)	177,762	96,644
General and administrative(2)	57,772	94,375
Sales and marketing(2)	29,102	20,002
Total cost and expenses	688,745	522,032
Loss from operations	(151,611)	(135,056)
Interest income	245	5
Interest expense	(9,999)	—
Other income/(expense), net	(379)	(1,050)
Loss before income taxes	(161,744)	(136,101)
Provision for/(benefit from) income taxes	276	2
Consolidated net loss	(162,020)	(136,103)
Net loss attributable to the noncontrolling interest(3)	(1,818)	(1,886)
Net loss attributable to common stockholders	$(160,202)	$(134,217)
Net loss per share attributable to common stockholders, basic and diluted(4)	$(0.27)	$(0.46)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted(4)	588,521	291,074
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
(2)Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2022	2021
Infrastructure and trust & safety	$11,356	$5,688
Research and development	74,814	31,594
General and administrative	20,795	11,247
Sales and marketing	5,330	2,215
Total stock-based compensation	$112,295	$50,744
During the quarter ended March 31, 2021, we recorded a one-time catch-up of stock-based compensation expense of $21.3 million related to the RSUs granted prior to the Direct Listing of our Class A common stock on the NYSE, or the Direct Listing, that vest upon the satisfaction of both the service condition and a liquidity event-related performance vesting condition which was satisfied on the effective date of our registration statement on Form S-1/A. In addition, stock-based compensation expense attributed to the CEO Long-Term Performance Award granted in February 2021 and RSUs granted to employees subsequent to our Direct Listing account for a large portion of personnel costs in the period.
(3)Our condensed consolidated financial statements include our majority-owned subsidiary Roblox China Holding Corp. The ownership interest of a minority investor, Songhua, is recorded as a noncontrolling interest.
(4)See Note 18, “Basic and Diluted Net Loss Per Common Share” to the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for an explanation of the method used to calculate our basic and diluted net loss per share, and the weighted-average number of shares used in the computation of the per share amounts.

The following table sets forth the components of our condensed consolidated statements of operations data, for each of the periods presented, as a percentage of revenue.

	Three Months Ended March 31,
	2022	2021
Revenue	100%	100%
Cost and expenses:
Cost of revenue	25	25
Developer exchange fees	27	31
Infrastructure and trust & safety	26	24
Research and development	33	25
General and administrative	11	25
Sales and marketing	5	5
Total cost and expenses	127	135%
Loss from operations	(28)	(35)%
Interest income	—	—%
Interest expense	(2)	—%
Other income/(expense), net	—	—%
Loss before income taxes	(30)	(35)%
Provision for/(benefit from) income taxes	—	—%
Consolidated net loss	(30)	(35)%
Net loss attributable to the noncontrolling interest	—	—%
Net loss attributable to common stockholders	(30%)	(35)%
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		2022 to 2021
	2022	2021	% Change

	(dollars in thousands)
Revenue	$537,134	$386,976	39%
Revenue in the three months ended March 31, 2022 increased $150.2 million, or 39%, compared to the three months ended March 31, 2021. We continue to recognize revenue in the current period generated from bookings in prior periods, in accordance with our revenue recognition methodology, which drives the increase in revenue period over period. In the same period, bookings decreased $21.1 million, or 3%. Daily paying users increased from roughly 675,000 to roughly 685,000, and monetization per daily paying user decreased 5%. Monetization trends period over period were affected by an elevated COVID-19 impact prior year compared to the same period this year, as well as other factors such as user location and demographics; compared to prior non-COVID impacted periods, monetization per daily paying user is flat or slightly improving over time. Bookings trends may not be reflected similarly in revenue trends as a substantial portion of revenue recognized each period is from bookings in prior periods. Additionally, the increase was partially offset by the change in the average lifetime of a paying user estimate from 23 months to 25 months.
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the Notes to Condensed Consolidated Financial Statements for more information on the change in estimate.

Cost of revenue

	Three Months Ended March 31,		2022 to 2021
	2022	2021	% Change

	(dollars in thousands)
Cost of revenue	$135,632	$97,937	38%
Cost of revenue increased $37.7 million, or 38%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase is primarily due to a net increase of $30.9 million in payment processing fees, which includes costs incurred on bookings from the current and prior periods that are amortized over an estimated paying user life. The increase was partially offset by the change in the average lifetime of a paying user estimate from 23 months to 25 months. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the Notes to Condensed Consolidated Financial Statements for more information on the change in estimate.
Developer exchange fees

	Three Months Ended March 31,		2022 to 2021
	2022	2021	% Change

	(dollars in thousands)
Developer exchange fees	$147,122	$118,938	24%
Developer exchange fees increased $28.2 million, or 24%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Developer exchange fees generally track with our overall bookings performance as more users on the Platform and Robux purchased by our users drives more Robux earned by developers and creators. While bookings have decreased over the same period, increases to our Premium Payouts program have contributed to developer exchange fees growing at a faster rate than bookings.
Infrastructure and trust & safety

	Three Months Ended March 31,		2022 to 2021
	2022	2021	% Change

	(dollars in thousands)
Infrastructure and trust & safety	$141,355	$94,136	50%
Infrastructure and trust & safety expenses increased $47.2 million, or 50%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase is primarily due to an increase of $30.2 million related to our data center and technical infrastructure expenses associated with providing the platform to our users as well as depreciation of our servers and infrastructure equipment.
In addition, trust & safety expenses increased by $8.3 million to support the growth in users and increased traffic to our platform. Other increases include $7.4 million in personnel costs primarily due to an increase in headcount to support our infrastructure growth and stock-based compensation expense of $5.7 million.
Research and development

	Three Months Ended March 31,		2022 to 2021
	2022	2021	% Change

	(dollars in thousands)
Research and development	$177,762	$96,644	84%
Research and development expenses increased $81.1 million, or 84%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase is primarily due to an increase of $74.1 million of personnel costs, which includes $43.2 million in stock-based compensation expense. This increase is due to continued growth in headcount and consultants supporting our engineering, design, and product teams.

General and administrative

	Three Months Ended March 31,		2022 to 2021
	2022	2021	% Change

	(dollars in thousands)
General and Administrative	$57,772	$94,375	(39)%
General and administrative expenses decreased $36.6 million, or -39%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease is primarily due to a decrease of $54.8 million in professional services expenses, driven by one-time fees related to the Direct Listing of $50.7 million in the prior period not incurred in the current period. This is offset by an increase in personnel costs of $14.7 million which includes $9.5 million increase for stock-based compensation expense. This is driven by increased headcount in our finance, accounting, people, IT and legal functions as part of our transition to a publicly traded company.
Sales and marketing

	Three Months Ended March 31,		2022 to 2021
	2022	2021	% Change

	(dollars in thousands)
Sales and marketing	$29,102	$20,002	45%
Sales and marketing expenses increased $9.1 million, or 45%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase due to $5.0 million related to marketing and promotional expenses. This increase is also due to an additional $2.5 million in personnel costs, including stock-based compensation expense increase of $3.1 million.
Interest income, interest expense, other income/(expense), net, and provision (benefit) for income taxes

	Three Months Ended March 31,		2022 to 2021
	2022	2021	% Change
	(dollars in thousands)
Interest income	$245	$5	4,800%
Interest expense	$(9,999)	$—	(100)
Other income/(expense), net	$(379)	$(1,050)	(64)
Provision for/(benefit from) income taxes	$276	$2	13,700
Interest income for the three months ended March 31, 2022 increased by an immaterial amount as compared to the three months ended March 31, 2021.
Interest expense increased by $10.0 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase is primarily due to amortization of debt issuance costs of $0.3 million and contractual interest of $9.7 million on the 2030 Notes issued in October 2021.
Other income/(expense), net changed by $0.7 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The change was primarily due to an decrease in foreign exchange loss by $0.5 million and decrease in miscellaneous charges by $0.2 million.
Provision (benefit) for income taxes increased by $0.3 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The change in provision (benefit) for income taxes for the three months ended March 31, 2022 compared to the same period in the prior year is primarily driven state and foreign income taxes.
Liquidity and Capital Resources
As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents of $3.1 billion, which were held for working capital purposes, capital expenditures and acquisitions.
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
As of March 31, 2022, contractual obligations related to the 2030 Notes are remaining payments of $22.6 million in 2022 and $38.8 million each year from 2023 through 2029 and $1,019.4 million due in 2030. These amounts represent principal and interest cash payments over the term of the 2030 Notes. Any future redemption of the 2030 Notes could impact the amount or timing of our cash payments. For more information regarding the 2030 Notes, see Note 10, “Debt” to the Notes to Condensed Consolidated Financial Statements.
In January 2021, we completed a private placement and sold an aggregate of approximately 11.9 million shares of our Series H convertible preferred stock at a purchase price of $45.00 per share for net proceeds of approximately $534.3 million.
As of March 31, 2022, we have generated losses from our operations as reflected in our accumulated deficit of $1,144.1 million, and have generated positive cash flows from operating activities for each of the periods presented. A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of bookings for which we have already received cash and, which is recorded as revenue over the estimated average lifetime of a paying user or as the virtual items are consumed.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash flow provided by (used in):
Net cash provided by operating activities	$156,436	$164,469
Net cash (used in)/provided by investing activities	$(51,790)	$(22,389)
Net cash provided by financing activities	$24,024	$564,507
Operating activities
Our largest source of operating cash is cash collection from sales of Robux to our paying users. Our primary uses of cash from operating activities are for payment processing fees, personnel-related expenses, data center and infrastructure-related operations, and developer exchange fees.
During the three months ended March 31, 2022, cash provided by operating activities was $156.4 million, which consisted of a net loss of $162.0 million, adjusted by non-cash charges of $150.5 million and net cash inflows from the change in net operating assets and liabilities of $167.9 million. The non-cash charges were primarily comprised of stock-based compensation of $112.3 million and depreciation and amortization of $24.5 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $128.2 million decrease in accounts receivable due to collection of outstanding accounts receivable in the current quarter and increase in deferred revenue by $96.8 million due to bookings in the current quarter. This was offset by a $14.0 million increase in deferred cost of revenue due to bookings in the current quarter and decrease in developer exchange liability due to payout of outstanding liability in the current quarter and lower bookings in the current quarter. A majority of our bookings and costs of revenue is deferred over a 25-month period as they pertain to the sale and associated costs pertaining to durable goods.
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
Investing activities
During the three months ended March 31, 2022, cash used in investing activities was $51.8 million, solely consisting of cash used in capital expenditures of $51.8 million.
During the three months ended March 31, 2021, cash used in investing activities was $22.4 million, primarily consisting of cash used in capital expenditures of $22.1 million, and payments related to business combination of $0.3 million.
Financing activities
During the three months ended March 31, 2022, cash provided by financing activities was $24.0 million primarily consisting of proceeds of $24.3 million from the exercise of stock options and purchase of shares under ESPP and payment of debt issuance cost of $0.2 million.
During the three months ended March 31, 2021, cash provided by financing activities was $564.5 million, consisting of proceeds from issuance of convertible preferred stock of $534.3 million and proceeds of $30.2 million from the exercise of stock options.

Contractual Obligations and Commitments
Our principal contractual commitments consist of obligations under operating leases for office space and data center operations. There has been no material change in our contractual obligations and commitments other than non-cancelable purchase commitments primarily related to data center and IT operations in the ordinary course of business and our new office lease in San Mateo, California since our fiscal year ended December 31, 2021. Refer to Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the new office lease. See our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022 for additional information regarding the Company’s contractual obligations.
In addition to the contractual obligations discussed above, as of March 31, 2022, we had $9.9 million in letters of credit outstanding related to our office facilities in San Mateo, California and data center facilities in Ashburn, Virginia.
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
Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the condensed consolidated financial statements.
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022 except for change in the paying user life estimate. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the Notes to Condensed Consolidated Financial Statements for information on the change in the paying user life estimate.
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
Foreign Currency Exchange Risk
Most of our revenue is generated in U.S. dollars, with the remainder generated in British pounds sterling, Euros, Canadian dollars, and Australian dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S., U.K., Canada, Europe, and China. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market instruments. As of March 31, 2022, we had cash and cash equivalents of $3.1 billion. We do not enter into investments for trading or speculative purposes. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. Our money market instruments have very low interest rate risk because of their short- term maturities, and we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our CEO and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
RISK FACTORS
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.
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
•We must continue to attract and retain highly qualified personnel in very competitive markets to continue to execute on our business strategy and growth plans. The loss of one or more of our senior management team or key personnel, in particular our Founder, President, CEO and Chair of our board of directors, David Baszucki, would significantly harm our business.
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
We have experienced rapid growth due in part to the COVID-19 pandemic given our users have been online more as a result of global COVID-19 shelter-in-place policies. For example, our bookings increased 171% from the year ended December 31, 2019 to the year ended December 31, 2020. We do not expect these activity levels to be sustained, and our growth rates have begun to moderate in certain markets and our bookings growth rate was 45% from the year ended December 31, 2020 to the year ended December 31, 2021. In future periods we expect growth rates for our revenue and bookings to continue to decline, and we may not experience any growth in bookings or our user base during periods where we are comparing against COVID-19 impacted periods (i.e. the three-month periods ended March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021). Our historical revenue, bookings and user base growth should not be considered indicative of our future performance. We believe our overall acceptance, revenue growth and increases in bookings depend on a number of factors, including, but not limited to, our ability to:
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
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $491.7 million, $253.3 million, and $71.0 million for the years ended December 31, 2021, 2020, and 2019 respectively. As of March 31, 2022, we had an accumulated deficit of $1,144.1 million. We also expect our operating expenses to increase significantly in future periods, and if our DAU growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We expect our costs, investments, and expenses to increase in future periods as we intend to continue to make significant investments to grow our business, including an expected increase in infrastructure and stock-based compensation expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. In addition to the expected costs to grow our business, we have incurred and also expect to continue to incur significant additional legal, accounting, and other expenses as a recently public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.

Our financial condition and results of operations will fluctuate from quarter to quarter, which makes them difficult to predict and they may not fully reflect the underlying performance of our business.
Our quarterly results of operations have fluctuated in the past and will fluctuate in the future, both based on the seasonality of our business as well as external factors impacting the global economy, our industry and our company. Additionally, the current scale of our business and continuing global effects of the COVID-19 pandemic or recovery from the COVID-19 pandemic make it difficult to forecast our future results. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments. Our financial condition and results of operations in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:
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
Historically our business has been highly seasonal, with the highest percentage of our sales occurring in the fourth quarter when holidays permit our users to spend increased time on our Platform, and we expect this trend to continue. We may also experience fluctuations due to factors that may be outside of our control that affect user or developer and creator engagement with our Platform. For example, we saw an increase in activity on our Platform as a result of shelter-in-place policies instituted in response to the COVID-19 pandemic, and we do not expect those activity levels to be sustained. We have seen growth rates and other operating metrics moderate in certain markets as vaccination rates have grown, children have returned to in person classrooms, and shelter-in-place orders are lifted, although users and engagement levels remain higher than before the onset of the COVID-19 pandemic. Because certain countries are still experiencing high rates of infection and related shutdowns, we expect our results of operations to continue to be affected in ways that are hard to predict. Additionally, we seek to further develop the live experiences available on our Platform, such as virtual concerts, classrooms, meetings, and conferences, and to offer commercial partners with branding opportunities in conjunction with key events, such as a product launch. These episodic experiences may also contribute to fluctuations in our quarterly results of operations. As our business matures, other seasonal trends may develop or these existing seasonal trends may become more extreme.
The global COVID-19 outbreak has significantly affected our business and operations.
The outbreak of the novel coronavirus and the COVID-19 disease that it causes evolved into a global pandemic. In light of the uncertain and continuously evolving situation relating to the spread of COVID-19, we took precautionary measures intended to minimize the risk of the virus to our employees and the communities in which we operate, including temporarily closing our offices worldwide and virtualizing, postponing, or canceling user, developer, creator, employee, or industry events, which may negatively impact our business. We announced our “future of work” plan, which includes shifting to a hybrid model where employees who intend to work from one of our offices can work in office for three days a week, and other employees may work remotely, that we expect to commence during the second quarter of 2022.
The full extent to which the COVID-19 pandemic and the various responses to it, or recovery from the COVID-19 pandemic, impact our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:
•the duration and scope of the pandemic, including any potential future waves of the pandemic, both globally and within the United States;
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
•interruptions related to our infrastructure and partners; and
•potential changes to consumer behavior or spending patterns as economies recover and societies return to more normal activities.
The COVID-19 pandemic could also impact our data center operations, including potential disruptions to the supply chain of hardware needed to maintain and expand these systems, and primary vendors we rely on for products and services that we use to build and maintain our data centers and point of presence, or PoPs, that support our Platform.
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

The COVID-19 pandemic and resulting social distancing, shelter-in-place and similar restrictions led to increased developer and creator and user engagement on our Platform relative to our quarterly forecast and historic trends. Those increases in user activity are not indicative of our financial and operating results in future periods. We have seen growth rates and other operating metrics in certain markets moderate as vaccine rates have grown, children have returned to in person classrooms, and shelter-in-place orders are lifted. The long-term effects of the COVID-19 pandemic and recovery from it on society and developer, creator and user engagement remain uncertain and there is no assurance that developer, creator and user engagement will not decrease, including below historic levels, as the circumstances that accelerated the growth of our business stemming from the effects of the COVID-19 pandemic are not likely to continue.
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
For the three months ended March 31, 2022, 32% of our revenue was attributable to Robux sales through the Apple App Store and 19% of our revenue was attributable to Robux sales through the Google Play Store. Because of the significant use of our Platform on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware. Further, we are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various application stores that make our application and experiences available to our developers, creators, and users. These policies and terms of service govern the availability, promotion, distribution, content, and operation generally of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our Platform and those changes may be unfavorable to us and our developers’, creators’, and users’ use of our Platform. If we were to violate, or an operating system provider or application store believes that we have violated, its terms of service or policies, that operating system provider or application store could limit or discontinue our access to its operating system or store. In some cases these requirements may not be clear or our interpretation of the requirements may not align with the interpretation of the operating system provider or application store, which could lead to inconsistent enforcement of these terms of service or policies against us, and could also result in the operating system provider or application store limiting or discontinuing access to its operating system or store. Any limitation on or discontinuation of our access to any third-party platform or application store could adversely affect our business, financial condition or results of operations.
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
The majority of the virtual items purchased on the Roblox Platform are durable virtual items, which are recognized ratably over the estimated period of time the virtual items are available to the user (estimated to be the average lifetime of a paying user), which for the year ended December 31, 2021 was 23 months and for three months ended March 31, 2022 was 25 months. Therefore, much of the revenue we report in each quarter is the result of purchases of Robux during previous periods. Consequently, a decline in purchases of Robux in any one quarter will not be fully reflected in our revenue and operating results for that quarter. Any such decline, however, will negatively impact our revenue and operating results in future quarters. Accordingly, the effect of significant near-term downturns in purchases of Robux for a variety of reasons may not be fully reflected in our results of operations until future periods.
The average lifetime of a paying user estimate is calculated based on historical monthly retention data for each user cohort to project future participation on the Roblox Platform. We review the calculation on a quarterly basis. From January 1, 2017 until the quarter ended December 31, 2021, our estimate of the average lifetime of a paying user had been 23 months. However, it is now estimated to be 25 months, effective January 1, 2022. The estimated average lifetime of a paying user may continue to change from time to time and such changes will affect our revenue, cost of revenue, deferred revenue and operating revenue. Based on the carrying amount of deferred revenue and deferred cost of revenue as of December 31, 2021, the change resulted in decrease in revenue and decrease in cost of revenue during the three months ended March 31, 2022, by $82.5 million and $19.6 million, respectively. It is estimated that this change will decrease our fiscal year 2022 revenue and cost of revenue by $141.0 million and $32.6 million, respectively.

If our business becomes constrained by changing legal and regulatory requirements, our operating results will suffer.
Our future success will depend in part on market acceptance and widespread adoption across demographics and geographies of our Platform over other interactive entertainment offerings. Uncertainty over or changes in laws and regulations with respect to gaming and other interactive entertainment offerings could adversely affect our ability to operate or our developer’s ability to monetize their experiences in some geographies. In addition, the widespread availability of content generated by our developers and creators on our Platform is a newer development and the regulatory framework for broad dissemination of this content is new and evolving. For example, the United Kingdom’s Age Appropriate Design Code is one such regulatory framework that has been adopted in the United Kingdom that focuses on online safety and protection of children’s privacy online, and similar frameworks are being considered for adoption in other jurisdictions. Also, the final text of the European Union’s, or EU’s, Digital Services Act has been agreed by EU institutions and is anticipated to be formally adopted in 2022 and effective in early 2023. The Digital Services Act imposes new content moderation obligations, notice obligations, advertising restrictions and other requirements on digital platforms. We provide our developers and creators with the ability to publish their content throughout the world, and each country is developing regulations and policies to regulate this new space, including with respect to privacy, data protection, data security, gambling, intellectual property, childhood protection, consumer protection, ratings, and taxes. If we are unable to allow developers and creators to comply with potentially conflicting regulations throughout the world, our ability to execute on our business model would be severely impacted, and our ability to grow our business could be harmed. Changes to these laws, regulations, standards, or obligations could require us to change our business model, take on more onerous obligations, and impact the functionality of our Platform. If we are obligated to fundamentally change our business activities and practices or modify our Platform, we may be unable to make these required changes and modifications in a commercially reasonable manner, or at all, and our ability to further develop and enhance our Platform may be limited. The costs of compliance with, and other burdens imposed by, these laws, regulations, standards and obligations, or any inability to adequately address these, may limit the use of our Platform or reduce overall demand for our Platform, which could harm our business, financial condition and results of operations.
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
Further, we have faced and are currently defending allegations that our Platform has been used by criminal offenders to identify and communicate with children and to possibly entice them to interact off-Platform, outside of the restrictions of our chat, content blockers, and other on-Platform safety measures. While we devote considerable resources to prevent this from occurring, we are unable to prevent all such interactions from taking place. Any criminal incidents or allegations involving Roblox, whether or not we are directly responsible, could adversely affect our reputation as a safe place for children and hurt our business.

In addition, various local, national, and foreign laws and regulations apply to our operations, including the Children’s Online Privacy Protection Act, or COPPA, in the U.S., Article 8 of the EU’s General Data Protection Regulation, or GDPR and similar regulations in other jurisdictions. COPPA imposes strict requirements on operators of websites or online services directed to children under 13 years of age. 47% and 49% of our DAUs were under the age of 13 during the three months ended March 31, 2022 and during the year ended December 31, 2021, respectively. COPPA requires companies to obtain parental consent before collecting personal information from children under the age of 13. Both the U.S. federal government and the states can enforce COPPA and violations of COPPA can lead to significant fines. No assurances can be given that our compliance efforts will be sufficient to avoid allegations of COPPA violations, and any non-compliance or allegations of non-compliance could expose us to significant liability, penalties and loss of revenue, significantly harm our reputation, and could be costly and time consuming to address or defend. To the extent we rely on consent for processing personal data under the GDPR, consent or authorization from the holder of parental responsibility is required in certain cases for the processing of personal data of children under the age of 16, and member states may enact laws that lower that age to 13. If we were found to be in breach of the GDPR, the potential penalties we might face could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
Our reputation as a safe and civil environment for children is very important to our success and if we fail to protect users or we are perceived to be failing to protect users, our business will suffer and our results of operations could be materially and adversely affected.
We have received and may continue to receive a high degree of media coverage. Unfavorable publicity regarding, for example, our privacy, data security, or data protection practices, terms of service, product changes, product quality, litigation or regulatory activity, the actions of our users, the actions of our developers or creators whose products are integrated with our Platform, the use of our Platform for illicit or objectionable ends (including the use of our Platform to possibly entice children to interact off-Platform), actual or perceived incidents or misuses of user data or other privacy or security incidents, the substance or enforcement of our community standards, the quality, integrity and age-appropriateness of content shared on our Platform, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. For example, we have experienced negative media publicity related to the age of some of our developers, the content that developers produce for, or the conduct of users on our Platform that may be deemed illicit, explicit, profane, or otherwise objectionable. While we are working to roll out a content-ratings system that will allow users to flag certain explicit content in our games and on ways to better optimize our parental controls, users may still be exposed to content that may not be age-appropriate. Although illicit activities are in violation of our terms and policies and we attempt to block objectionable material, we are unable to prevent all such violations from occurring. In addition, we have faced allegations that our Platform has been used by criminal offenders to identify and communicate with children and to possibly entice them to interact off-Platform, outside of the restrictions of our chat, content blockers and other on-platform safety measures. While we devote considerable resources to prevent this from occurring, any negative publicity could create the perception that we do not provide a safe online environment and may have an adverse effect on the size, engagement, and loyalty of our developer, creator and user community, which would adversely affect our business and financial results.
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
Our users expect fast, reliable, and resilient systems to enhance their experience and support their play as they quickly traverse between and within experiences and acquire virtual items for their avatars or to enhance their experiences, which depends on the continuing operation and availability of our information technology systems from our global network of data centers controlled and operated by us and those of our external service providers, including third-party “cloud” computing services. We also provide services to our developer and creator community through our Platform, including, a developer and creator hub for tutorials, hosting, customer service, regulatory compliance, and translation, among many others. The experiences and technologies on our Platform are complex software products and maintaining the sophisticated internal and external technological infrastructure required to reliably deliver these experiences and technologies are expensive and complex. The reliable delivery and stability of our platform has been, and could in the future be, adversely impacted by outages, disruptions, failures or degradations in our network and related infrastructure or those of our partners or service providers. We have experienced outages from time to time since our inception when the Platform is unavailable for all or some of our users, developers, and creators. Most recently, on May 3, 2022, we experienced an outage which lasted approximately 12 hours, and on October 28, 2021, we experienced an outage on our Platform which lasted approximately three calendar days. Outages can be caused by a number of factors, including a move to a new technology, the demand on our Platform exceeding the capabilities of our technological infrastructure, delays or failures resulting from earthquakes, adverse weather conditions, other natural disasters, pandemics, power loss, terrorism, geopolitical conflict, other physical security threats, cyber-attacks, or other catastrophic events, the migration of data among data centers and to third-party hosted environments, and issues relating to our reliance on third-party software and third parties that host our Platform in areas where we do not operate our own data centers. Global climate change could also result in natural disasters occurring more frequently or with more intense effects, which could cause business interruptions. The unavailability of our Platform, particularly if outages should become more frequent or longer in duration, could cause our users to seek other entertainment options, including those provided by our competitors, which may adversely affect our financial results. We may also experience a negative impact to our financial results as a result of decreased usage on our Platform or loss of earnings to developers and creators. We do not have full redundancy for all of our systems and our disaster recovery planning may not be sufficient to address all aspects of any unanticipated consequence or incident or allow us to maintain business continuity at profitable levels or at all. Further, in the event of damage or service interruption, our business interruption insurance policies will not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenues, subject us to liability, or otherwise harm our business, financial condition, or results of operations.

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
During the year ended December 31, 2021 and three months ended March 31, 2022, we averaged 45.5 million and 54.1 million DAUs, respectively. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Our DAU growth rate has fluctuated in the past and may slow in the future due to various factors. As COVID-19 related shelter-in-place orders are lifted and children return to school, we have seen growth rates moderate in certain markets. Other factors including: the introduction of new experiences on our Platform, performance issues with our Platform, higher market penetration rates, and competition from a variety of entertainment sources for our users and their time could also cause our growth rates to fluctuate. For example, while our DAUs have grown sequentially on a quarterly basis for the last several years, there have been months where they have not or have grown at a slower pace, often due to seasonal or other factors. Seasonal factors may have been impacted by the COVID-19 pandemic and we expect that seasonality could again cause user activity to decrease, including below historical levels as the impacts of the COVID-19 pandemic moderate. In addition, our strategy seeks to expand the age groups and geographic markets that make up our users, and if and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in DAUs will need to come from other age or geographic cohorts in other markets, which may be difficult, costly or time consuming for us to achieve. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, or we fail to effectively monetize users in certain geographic markets, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

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
The loss of David Baszucki, our Founder, President, CEO and Chair of our board of directors, or one or more of our senior management team or key personnel, or our failure to attract new or replacement members of our senior management team or other key personnel in the future, could significantly harm our business.
We depend on the continued services and performance of our Founder, President, CEO and Chair of our board of directors, David Baszucki, members of our senior management team and other key personnel. David Baszucki has been responsible for our strategic vision, and should he stop working for us for any reason, it is unlikely that we would be able to immediately find a suitable replacement. We do not maintain key man life insurance for David Baszucki, and do not believe any amount of key man insurance would allow us to recover from the harm to our business if David Baszucki were to leave the Company for any reason. Similarly, members of our senior management team and key employees are highly sought after and others may attempt to encourage these executives to leave the Company. The loss of one or more of the members of the senior management team or other key personnel for any reason could disrupt our operations, create uncertainty among investors, adversely impact employee retention and morale, and significantly harm our business.
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

We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications. Many of the companies with which we compete for qualified employees have greater resources than we have and may offer compensation packages that are perceived to be better than ours. For example, we offer equity awards to a substantial majority of our job candidates and existing employees as part of their overall compensation package. If the perceived value of our equity awards declines, including as a result of volatility or declines in the market price of our Class A common stock or changes in perception about our future prospects, it may adversely affect our ability to recruit and retain highly qualified employees. Additionally, changes in our compensation structure may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. In 2022, there has been a dramatic increase in workers leaving their positions throughout our industry that is being referred to as the “great resignation,” and the market to build, retain and replace talent has become even more highly competitive. We face intense competition for qualified individuals from numerous technology companies. In this period of the “great resignation,” we have faced and may continue to face higher employee turnover rates. We may incur significant costs to attract and retain these qualified individuals, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. Further, our current and future office environments or work policies may not meet the expectations of our employees or prospective employees, and we may experience attrition as we transition from a fully remote workforce to a primarily in-office work environment as certain employees may desire to remain fully remote. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected. Changes in immigration laws or varying applications of immigration laws to limit the availability of certain work visas or increase visa fees in the U.S. may impact our ability to hire the engineering and other talent that we need to continue to enhance our Platform, which could have an adverse impact on our business, financial condition, and results of operations. It is difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our technology professionals.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovative approach, creativity, and teamwork fostered by our culture and our business could be harmed.
We believe that a critical component of our success has been our culture. We have invested substantial time and resources in building out our team with an emphasis on shared values and a commitment to diversity and inclusion. As we continue to grow and develop the infrastructure associated with being a public company, we will need to expend significant efforts to maintain our culture among a larger number of employees dispersed in various geographic regions. Additionally, after over two years of our employees working from home in light of the COVID-19 pandemic, it has been difficult to maintain or enhance our culture. We announced our “future of work” plan, which includes shifting to a hybrid model where employees who intend to work from one of our offices can work in office for three days a week, and other employees may work remotely, that we expect to commence during the second quarter of 2022. A hybrid model may create challenges, including challenges maintaining our corporate culture, increasing attrition or limiting our ability to attract employees if individuals prefer to continue working full time at home or in the office. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our mission to connect a billion people with optimism and civility.
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
We operate our Platform throughout the world and are subject to risks and challenges associated with international business. For the three months ended March 31, 2022 and for the year ended December 31, 2021, approximately 77% and 74% of our DAUs, respectively, and 34% and 32% of our revenue, respectively was derived from outside the U.S. and Canada region. We intend to continue to expand internationally, and this expansion is a critical element of our future business strategy. However, as we continue to expand internationally, including into developing countries where consumer discretionary spending is relatively weak, while our DAUs increase, the growth rate of our bookings could decelerate due to weaker spending by users from those regions, and our ABPDAU has been and may continue to be negatively impacted. While we have a number of developers, creators, and users outside of the U.S., we have limited offices located outside of the U.S. and Canada, and there is no guarantee that our international efforts will be successful. The risks and challenges associated expanding our international presence, having developers, creators, and users outside the U.S. and those that can affect international operations generally and negatively impact our business and results of operations, include:
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
•uncertainty regarding the imposition of and changes in the U.S.’ and other governments’ trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, and without limitation, including the evolving relations between the U.S. and China and evolving relations with Russia due to Russia's invasion of Ukraine;
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
Robux and digital goods on our Platform have no monetary value outside of our Platform, but users have made and may in the future make unauthorized, fraudulent, or illegal sales and/or purchases of Robux and other digital goods on or off of our Platform, including through unauthorized third-party websites in exchange for real-world currency. For example, some users have made fraudulent use of credit cards owned by others on our Platform to purchase Robux and offer the purchased Robux for sale at a discount on a third-party website. For the three months ended March 31, 2022, total chargeback expense to us from this fraud was approximately 4.02% of bookings.
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
Although we maintain cyber and privacy insurance, subject to applicable deductibles and policy limits, such coverage may not extend to all types of privacy and data security incidents, and it may be insufficient to cover all costs and expenses associated with such incidents. Further, such insurance may not continue to be available to us in the future on economically reasonable terms, or at all, and insurers may deny us coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need for developers and creators to develop new experiences and virtual items, enhance our existing experiences, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our Class A common stock. Any debt financing that we secure in the future could involve offering security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of the COVID-19 pandemic, the conflict in Ukraine, and market downturn, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition or results of operations may be harmed.
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
We have entered into an enterprise agreement with AWS and a supplemental private pricing addendum that will remain in effect until November 2022. In the event that our AWS service agreements are terminated, or there is a lapse of service, elimination of AWS services or features that we utilize, we could experience interruptions in access to our Platform as well as significant delays and additional expense in arranging for or creating new facilities or re-architecting our Platform for deployment on a different cloud infrastructure service provider, which would adversely affect our business, financial condition, and results of operations.
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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, we have identified in the past, and may identify in the future, deficiencies in our controls. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our 2022 Quarterly Report on Form 10-Q.
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
In addition to our efforts to mitigate cybersecurity risks, we have made and are continuing to make investments in privacy, data protection, user safety, data security, and content review efforts to combat misuse of our services and user data by third parties, including investigations of individuals we have determined to have attempted to access and in some cases, have accessed, user data without authorization. Our internal teams also continually monitor and address any unauthorized attempts to access data stored on servers that we own or control or data available to our third-party customer service providers. As a result of these efforts we have discovered and announced, and anticipate that we will continue to discover and announce, additional incidents of misuse of or unauthorized access of user data or other undesirable activity by third parties. We have taken steps to protect the data that we have access to, but despite these efforts, our security measures or those of our third-party service providers could be insufficient or breached as a result of third-party action, malfeasance, employee errors, service provider errors, technological limitations, defects or vulnerabilities in our Platform or otherwise. Additionally, many of our employees and third-party service providers with access to user data currently are and may in the future be working remotely, which may increase our or our third-party service providers' risk of security breaches or incidents. Moreover, globally there has been an increase in cybersecurity attacks since Russia invaded Ukraine. The risk of state-supported and geopolitical-related cyber attacks may increase in connection with the war in Ukraine and any related political or economic responses and counter-responses. We may not discover all such incidents or activity or be able to respond to or otherwise address them, promptly, in sufficient respects or at all. Such incidents and activities have in the past, and may in the future, involve the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, theft of in-game currency or virtual items in valid user accounts, and activities that threaten people’s safety on- or offline. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments, whether actual or perceived, may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such developments may also subject us to future litigation and regulatory inquiries, investigations, and proceedings, including from data protection authorities in countries where we offer services and/or have users, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.

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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. For the three months ended March 31, 2022, approximately 77% of our DAUs and 34% of our revenue was derived from outside the U.S. and Canada region. While we periodically adjust the price of Robux to account for the relative value of this local currency to the U.S. dollar these adjustments are not immediate nor do they typically exactly track the underlying currency fluctuations. As a result, rapid appreciation of the U.S. dollar against these foreign currencies can harm our reported results and cause the revenue derived from our foreign users to decrease. In addition, even if we do adjust the cost of our Robux in foreign markets to track appreciation in the U.S. dollar, such appreciation could increase the costs of purchasing Robux to our users outside of the U.S., adversely affecting our business, results of operations and financial condition.
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
As part of our business strategy, we have made and intend to make acquisitions to add specialized employees and complementary companies, features, and technologies. For example, since January 1, 2021, we have completed 5 acquisitions. Our ability to acquire and successfully integrate larger or more complex companies, features, and technologies is unproven. In the future, we may not be able to find other suitable acquisition or investment candidates, and we may not be able to complete acquisitions or investments on favorable terms, if at all. The pursuit of potential acquisitions may divert the attention of management and cause us to incur significant expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Our previous and future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by users, developers, creators, partners, or investors. In addition, if we fail to successfully close transactions or integrate new teams into our corporate culture, or fail to integrate the features and technologies associated with these acquisitions, our business could be significantly harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition, including accounting charges which could be recognized as a current period expense. We also may not achieve the anticipated benefits of synergies from the acquired business, may encounter challenges with incorporating the acquired features and technologies into our Platform while maintaining quality and security standards consistent with our brand, or may fail to identify security vulnerabilities in acquired technology prior to integration with our technology and Platform. We may also incur unanticipated liabilities that we assume as a result of acquiring companies, including claims related to the acquired company, its offerings or technologies or potential violations of applicable law or industry rules and regulations arising from prior or ongoing acts or omissions by the acquired business that were not discovered during diligence. We will pay cash, incur debt, or issue equity securities to pay for any acquisitions, any of which could significantly harm our business. Selling equity to finance any such acquisition would also dilute our stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
We are subject to laws and regulations that could limit our ability to offer access or full access to our Platform and experiences to certain persons and in certain countries or territories. For example, certain U.S. laws and regulations administered and enforced by U.S. Department of the Treasury’s Office of Foreign Assets Control, referred to as OFAC, may limit our ability to give users, developers, and creators access to certain aspects of our Platform and experiences, or collectively with other applicable export control and economic sanctions laws and regulations, the Trade Control Laws and Regulations. Trade Control Laws and Regulations are complex and dynamic, and monitoring and ensuring compliance can be challenging. In addition, we rely on our payment processors for compliance with certain of these Trade Control Laws and Regulations, including the fact that our payment processors will not allow any paid activity by users, developers, and creators that attempt to access our Platform from various jurisdictions specified by OFAC such as the Crimea region, Cuba, Iran, North Korea, and Syria. Users, developers, and creators from certain of these countries and territories have access to our Platform and experiences and there can be no guarantee we will be found to have been in full compliance with Trade Control Laws and Regulations during all relevant periods. Any failure by us or our payment processors to comply with the Trade Control Laws and Regulations may lead to violations of the Trade Control Laws and Regulations that could expose us to liability. Additionally, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia, and the United States and other countries could impose wide sanctions and export restrictions and take other actions should the conflict further escalate. Any failure to comply with applicable laws and regulations also could have negative consequences for us, including reputational harm, government investigations, and monetary penalties.
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
The United Kingdom left the EU, effective January 31, 2020, known as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. The United Kingdom maintains the Data Protection Act of 2018 and the UK GDPR, which collectively implement and complement the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues, uncertainty remains regarding the future of data protection in the United Kingdom. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Such adequacy decision must, however, be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR and other United Kingdom data protection laws or regulations may develop in the medium to longer term, nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated. We continue to monitor and review the impact of any resulting changes to EU, United Kingdom or Swiss law or guidance that could affect our operations. For example, we are evaluating the SCCs and similar clauses that have been issued in the United Kingdom, as well as monitoring potential developments with similar clauses for Switzerland. We are also evaluating the UK’s Age Appropriate Design Code, or AADC, which focuses on online safety and protection of children’s privacy online. The AADC became effective September 2, 2021 and noncompliance with the AADC may result in audits or other proceedings by the United Kingdom’s Information Commissioner Office, or ICO, the regulatory body set up to uphold information rights in the United Kingdom, and other regulators in the EEA or Switzerland, as noncompliance with the AADC may indicate noncompliance with applicable data protection law. The ICO continues to engage with industry leaders to interpret the AADC and help companies get into compliance with the AADC. In addition, we are monitoring developments with the Digital Services Act, which is expected to become effective in early 2023. The Digital Services Act imposes new content moderation obligations, notice obligations, advertising restrictions and other requirements on digital platforms. Noncompliance with the Digital Services Act could result in fines of up to 6% of annual global revenues, which are in addition to the ability of civil society organization and NGOs to lodge class action lawsuits. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and laws and regulations of applicable EU Member States and the United Kingdom relating to privacy, data security and data protection in connection with any measures we take to comply with them.

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
In addition, the CCPA went into effect in January 2020 (implementing regulations effective in August 2020), which established a new privacy framework for covered businesses such as ours, requiring us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Additionally, a new privacy law, the CPRA, was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA comes into effect on January 1, 2023, which, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. The enactment of the CCPA has prompted similar legislative developments in other states in the U.S., such as Virginia, which in March 2021 enacted a Consumer Data Protection Act that will go into effect January 1, 2023, Colorado, which in June 2021 enacted a Colorado Privacy Act that will go into effect July 1, 2023, and Utah, which in March 2022 enacted a Utah Consumer Privacy Act that will go into effect December 31, 2023. Similar laws are being considered by other state legislatures. These developments create the potential for a patchwork of overlapping but different state laws. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business. The potential effects of this legislation are far-reaching and may require us to modify data processing practices and policies, incur substantial costs and expenses in an effort to comply, or restrict our operations.
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
While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the DMCA, the CDA, the fair-use doctrine in the U.S. and the E-Commerce Directive in the EU, differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by developers, creators, or users or otherwise contributed by third parties to our Platform. As an example, Article 17 of the Directive on Copyright in the Digital Single Market was passed in the EU, which affords copyright owners some enforcement rights that may conflict with U.S. safe harbor protections afforded to us under the DMCA. Member states in the EU are in the process of determining how Article 17 will be implemented in their particular country. In addition, the EU is reviewing the regulation of digital services and on December 15, 2020, the European Commission released its proposal for a regulation on a Single Market for Digital Services (the Digital Services Act), a package of legislation intended to update the liability and safety rules for digital platforms, products, and services, which could negatively impact the scope of the limited immunity provided to us by the E-Commerce Directive. In countries in Asia and Latin America, generally there are not similar statutes to the CDA or E-Commerce Directive. On April 23, 2022, a political agreement among EU institutions on the final text of the Digital Services Act was reached, and the Digital Services Act is expected to be formally adopted in the summer of 2022 and to go into force in early 2023. The laws of countries in Asia and Latin America generally provide for direct liability if a platform is involved in creating such content or has actual knowledge of the content without taking action to take it down. Further, laws in some Asian countries also provide for primary or secondary liability, which can include criminal liability, if a platform failed to take sufficient steps to prevent such content from being uploaded. Although these and other similar legal provisions provide limited protections from liability for platforms like ours, if we are found not to be protected by the safe harbor provisions of the DMCA, CDA or other similar laws, or if we are deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, including Article 17, we may owe substantial damages and our brand, reputation, and financial results may be harmed.

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

•other events or factors, including those resulting from war, such as Russia's invasion of Ukraine, incidents of terrorism, pandemics, including the COVID-19 pandemic, wildfires or power outages or responses to these events; and
•general economic conditions and slow or negative growth of our markets.
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
The dual class stock structure of our common stock has the effect of concentrating voting control in our Founder, which limits or precludes your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. Our Founder, President, CEO and Chair of our board of directors, and largest stockholder, David Baszucki and his affiliates, beneficially own 100% of our outstanding Class B common stock, together as a single class, representing a substantial percentage of the voting power of our capital stock, which voting power may increase over time as Mr. Baszucki exercises or vests in his equity awards. Mr. Baszucki and his affiliates could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. We believe we are eligible for, but do not intend to take advantage of, the “controlled company” exemption to the corporate governance rules for NYSE-listed companies. The dual class stock structure of our common stock which permits Mr. Baszucki and his affiliates to exert this influence will remain in place until the earlier of (i) the date that is specified by the affirmative vote of the holders of two-thirds of the then-outstanding shares of Class B common stock, (ii) the date on which less than 30% of the Class B common stock that was outstanding on March 2, 2021, (iii) March 10, 2036, (iv) nine months after the death or permanent disability of Mr. Baszucki, and (v) nine months after the date that Mr. Baszucki no longer serves as our CEO, or as a member of our board of directors. Future transfers of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions.
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
We are and/or may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, privacy, data security, data protection, product liability, consumer protection, employment, class action, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. For example, on March 9, 2022, an alleged shareholder filed a putative securities class action against us and certain of our executives and directors, alleging violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 in connection with the registration statement for our direct listing. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39763	3.1	May 13, 2021
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-39763	3.2	May 13, 2021
4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-250204	4.1	January 8, 2021
4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of January 6, 2021.	S-1/A	333-250204	4.2	January 8, 2021
4.3	Form of Common Stock Warrant issued in connection with an acquisition between the registrant, Jerome Boulon and CaliStream, LLC.	S-1/A	333-250204	4.3	January 8, 2021
4.4	Form of Common Stock Warrant issued to the estate of a former employee on October 21, 2019.	S-1/A	333-250204	4.4	January 8, 2021
4.5	Indenture, dated as of October 29, 2021, between Roblox Corporation and U.S. Bank National Association, as Trustee.	8-K	001-39763	4.1	October 29, 2021
4.6	Form of 3.875% Senior Notes due 2030 (included in Exhibit 4.1 of the 8-K filed on October 29, 2021).	8-K	001-39763	4.2	October 29, 2021
10.1*	Consulting Agreement between the registrant and Brett Tolley, dated as of May 9, 2022.
10.2*	Form of Executive Performance-Based Restricted Stock Unit Agreement, pursuant to the 2020 Equity Incentive Plan.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Roblox Corporation

Date: May 11, 2022	By:	/s/ Michael Guthrie

Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)