Form 10-Q
period 2022-06-30
Roblox Corp
filed 2022-08-10
CIK 1315098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 1, 2022, the registrant had 545,428,412 shares of Class A common stock and 51,337,302 of Class B common stock, each with a par value of $0.0001 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “plan,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “shall,” “project,” “contemplate,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our expectations regarding future financial performance, including but not limited to our expectations regarding revenue, cost of revenue, including as a result of a change in estimated user life, operating expenses, and our key metrics, and our ability to achieve and maintain future profitability;
•our ability to successfully execute our business and growth strategy, including our potential to scale and grow our international users, developers, and creators and our ability to create new revenue opportunities;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•the demand for our platform in general;
•our ability to retain and increase our number of users, developers, and creators;
•the impact of the COVID-19 pandemic and the easing of restrictions related to the COVID-19 pandemic, including on our users’, developers’, and creators’ usage and spending habits;
•challenges associated with our future of work plans;
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

•the impact of geopolitical events, including the war in Ukraine and its impact on economies in Europe and globally;
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
Because DAUs measure account activity and an individual user may actively use our platform within a particular day on multiple accounts for which that individual registered, our DAU metric is not a measure of unique individuals accessing Roblox. Additionally, if undetected, fraud and unauthorized access to our platform may contribute, from time to time, to an overstatement of DAUs. In many cases, fraudulent accounts are created by bots to inflate user activity for a particular developer’s content on our platform, thus making the developer’s experience or other content appear more popular than it really is. We strive to detect and minimize fraud and unauthorized access to our platform. See the sections titled “Risk Factors—Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may significantly harm and negatively affect our reputation and our business” and “Risk Factors—Some developers, creators, and users on our platform may make unauthorized, fraudulent, or illegal use of Robux and other digital goods or experiences on our platform, including through unauthorized third-party websites or “cheating” programs.”

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ROBLOX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	As of
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$3,075,475	$3,004,300
Accounts receivable—net of allowances	186,825	307,349
Prepaid expenses and other current assets	57,595	32,091
Deferred cost of revenue, current portion	405,891	406,025
Total current assets	3,725,786	3,749,765
Property and equipment—net	425,950	271,352
Operating lease right-of-use assets	424,416	221,285
Deferred cost of revenue, long-term	154,328	137,524
Intangible assets, net	56,317	59,666
Goodwill	130,453	118,071
Other assets	2,170	2,933
Total assets	$4,919,420	$4,560,596
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$77,509	$64,395
Accrued expenses and other current liabilities	231,199	180,769
Developer exchange liability	147,192	163,906
Deferred revenue—current portion	1,807,639	1,758,022
Total current liabilities	2,263,539	2,167,092
Deferred revenue—net of current portion	716,154	616,834
Operating lease liabilities	399,776	194,616
Long-term debt, net	988,345	987,723
Other long-term liabilities	13	1,408
Total liabilities	4,367,827	3,967,673
Commitments and contingencies (Note 11)
Stockholders’ Equity
Common stock, $0.0001 par value; 5,000,000 and 5,000,000 authorized as of June 30, 2022, and December 31, 2021, respectively, 596,622 and 585,878 shares issued and outstanding as of June 30, 2022, and December 31, 2021, respectively; Class A common stock—4,935,000 and 4,935,000 shares authorized as of June 30, 2022, and December 31, 2021, respectively, 545,285 and 534,541 shares issued and outstanding as of June 30, 2022, and December 31, 2021, respectively; Class B common stock—65,000 and 65,000 shares authorized as of June 30, 2022, and December 31, 2021, respectively, 51,337 and 51,337 shares issued and outstanding as of June 30, 2022, and December 31, 2021, respectively
	59	58
Additional paid-in capital	1,867,204	1,568,638
Accumulated other comprehensive income/(loss)	408	62
Accumulated deficit	(1,320,583)	(983,941)
Total Roblox Corporation stockholders’ equity	547,088	584,817
Noncontrolling interests	4,505	8,106
Total stockholders’ equity	551,593	592,923
Total liabilities and stockholders’ equity	$4,919,420	$4,560,596
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$591,207	$454,100	$1,128,341	$841,076
Cost and expenses:
Cost of revenue(1)	143,157	116,930	278,789	214,867
Developer exchange fees	143,148	129,714	290,270	248,652
Infrastructure and trust & safety	158,235	108,986	299,590	203,122
Research and development	211,757	124,748	389,519	221,392
General and administrative	78,676	97,678	136,448	192,053
Sales and marketing	26,501	18,990	55,603	38,992
Total cost and expenses	761,474	597,046	1,450,219	1,119,078
Loss from operations	(170,267)	(142,946)	(321,878)	(278,002)
Interest income	4,197	26	4,442	31
Interest expense	(9,891)	—	(19,890)	—
Other income/(expense), net	(3,051)	10	(3,430)	(1,040)
Loss before income taxes	(179,012)	(142,910)	(340,756)	(279,011)
Provision for/(benefit from) income taxes	(278)	20	(2)	22
Consolidated net loss	(178,734)	(142,930)	(340,754)	(279,033)
Net loss attributable to the noncontrolling interest	(2,294)	(2,796)	(4,112)	(4,682)
Net loss attributable to common stockholders	$(176,440)	$(140,134)	$(336,642)	$(274,351)
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.25)	$(0.57)	$(0.63)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	593,928	571,300	591,252	432,159
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated net loss	$(178,734)	$(142,930)	$(340,754)	$(279,033)
Other comprehensive loss:
Foreign currency translation adjustments	863	48	857	48
Other comprehensive loss, net of tax	863	48	857	48
Total comprehensive loss including noncontrolling interests	(177,871)	(142,882)	(339,897)	(278,985)
Less: net loss attributable to noncontrolling interests	(2,294)	(2,796)	(4,112)	(4,682)
Less: cumulative translation adjustments attributable to noncontrolling interests	425	24	511	24
Total comprehensive loss attributable to noncontrolling interests	(1,869)	(2,772)	(3,601)	(4,658)
Total comprehensive loss attributable to common stockholders	$(176,002)	$(140,110)	$(336,296)	$(274,327)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/((DEFICIT)
(in thousands)
(unaudited)
Three Months Ended June 30, 2022

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	—	—	592,196	$59	$1,705,201	$(30)	$(1,144,143)	$6,374	$567,461
Issuance of common stock upon exercise of stock options	—	—	2,206	—	5,477	—	—	—	5,477
Issuance of common stock from acquisition of a business	—	—	385	—	10,138	—	—	—	10,138
Issuance of common stock under ESPP	—	—	—	—	—	—	—	—	—
Release of restricted stock units	—	—	1,808	—	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	—	—	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	30	—	102	—	—	—	102
Others	—	—	(3)	—	(102)	—	—	—	(102)
Stock-based compensation	—	—	—	—	146,388	—	—	—	146,388
Cumulative translation adjustments	—	—	—	—	—	438	—	425	863
Net loss	—	—	—	—	—	—	(176,440)	(2,294)	(178,734)
Balance at June 30, 2022	—	—	596,622	$59	$1,867,204	$408	$(1,320,583)	$4,505	$551,593
Six Months Ended June 30, 2022

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	—	585,878	$58	$1,568,638	$62	$(983,941)	$8,106	$592,923
Issuance of common stock upon exercise of stock options	—	—	6,356	1	15,652	—	—	—	15,653
Issuance of common stock from acquisition of a business	—	—	385	—	10,138	—	—	—	10,138
Issuance of common stock under ESPP	—	—	335	—	14,243	—	—	—	14,243
Release of restricted stock units	—	—	3,616	—	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	—	—	(3)	—	(150)	—	—	—	(150)
Exercise of common stock warrants	—	—	60	—	204	—	—	—	204
Others	—	—	(5)	—	(204)	—	—	—	(204)
Stock-based compensation	—	—	—	—	258,683	—	—	—	258,683
Cumulative translation adjustments	—	—	—	—	—	346	—	511	857
Net loss	—	—	—	—	—	—	(336,642)	(4,112)	(340,754)
Balance at June 30, 2022	—	—	596,622	$59	$1,867,204	$408	$(1,320,583)	$4,505	$551,593
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/((DEFICIT)
(in thousands)
(unaudited)
Three Months Ended June 30, 2021

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	—	—	568,894	$57	$1,199,833	$90	$(626,507)	$18,121	$591,594
Issuance of common stock upon exercises of stock options	—	—	5,696	—	11,668	—	—	—	11,668
Stock-based compensation	—	—	—	—	81,659	—	—	—	81,659
Release of restricted stock units	—	—	4	—	—	—	—	—	—
Other	—	—	1	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	24	—	24	48
Net loss	—	—	—	—	—	—	(140,134)	(2,796)	(142,930)
Balance at June 30, 2021	—	—	574,595	$57	$1,293,160	$114	$(766,641)	$15,349	$542,039
Six Months Ended June 30, 2021

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Equity/(deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	337,235	$344,827	201,327	$20	$239,792	$90	$(492,290)	$20,007	$(232,381)
Issuance of common stock upon exercises of stock options	—	—	24,139	2	41,887	—	—	—	41,889
Issuance of Series H preferred stock, net	11,889	534,286	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with the direct listing	(349,124)	(879,113)	349,124	35	879,078	—	—	—	879,113
Stock-based compensation	—	—	—	—	132,403	—	—	—	132,403
Release of restricted stock units	—	—	4	—	—	—	—	—	—
Other	—	—	1	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	24	—	24	48
Net loss	—	—	—	—	—	—	(274,351)	(4,682)	(279,033)
Balance at June 30, 2021	—	—	574,595	$57	$1,293,160	$114	$(766,641)	$15,349	$542,039
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Consolidated net loss	$(340,754)	$(279,033)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	53,493	34,410
Stock-based compensation expense	258,683	132,403
Operating lease non-cash expense	30,300	20,544
Other non-cash charges/(credits)	1,481	16
Amortization of debt issuance costs	622	—
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	118,318	29,960
Accounts payable	(10,635)	2,313
Prepaid expenses and other current assets	(26,923)	(27,264)
Other assets	764	(6,476)
Developer exchange liability	(16,714)	9,703
Accrued expenses and other current liabilities	4,340	74,129
Other long-term liability	(579)	584
Operating lease liabilities	(21,730)	(12,642)
Deferred revenue	148,937	484,936
Deferred cost of revenue	(16,670)	(107,863)
Net cash provided by operating activities	182,933	355,720
Cash flows from investing activities:
Acquisition of property and equipment	(135,602)	(45,368)
Payments related to business combination, net of cash acquired	(6,165)	—
Purchases of intangible assets	—	(256)
Net cash used in investing activities	(141,767)	(45,624)
Cash flows from financing activities:
Proceeds from issuance of common stock	29,876	41,889
Payment of term license related obligations	(420)	—
Payment of withholding taxes related to net share settlement of restricted stock units	(150)	—
Net proceeds from issuance of preferred stock	—	534,286
Payment of debt issuance cost	(154)	—
Net cash provided by financing activities	29,152	576,175
Effect of exchange rate changes on cash and cash equivalents	857	48
Net increase in cash and cash equivalents	71,175	886,319
Cash and cash equivalents
Beginning of period	3,004,300	893,943
End of period	$3,075,475	$1,780,262
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,590	—
Cash paid for income taxes	—	—
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$114,610	$10,820
Fair value of common stock and unregistered restricted stock units issued as consideration for business combination	$10,138	—
Conversion of convertible preferred stock to common stock upon direct listing	—	$879,113
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
In our opinion, the information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 2022 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other period.
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
Change in Accounting Estimate
In the first quarter of fiscal 2022, the Company completed its quarterly assessment of paying user life estimate based on which it recognizes revenue for durable virtual items. The average lifetime of a paying user estimate is calculated based on historical monthly retention data for each user cohort to project future participation on the Roblox Platform and is now estimated to be 25 months compared to the previous estimate of 23 months. This change in accounting estimate was effective beginning fiscal year 2022. Based on the carrying amount of deferred revenue and deferred cost of revenue as of December 31, 2021, the change resulted in a decrease in revenue during the three and six months ended June 30, 2022 by $40.9 million and $123.5 million, respectively, and a decrease in cost of revenue during the same periods by $9.4 million and $29.0 million, respectively. It is estimated that this change will decrease our fiscal year 2022 revenue and cost of revenue by $141.0 million and $32.6 million, respectively.
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
The Company uses various distribution channels to collect payments from users. As of June 30, 2022, and December 31, 2021, two distribution channels accounted for 55% and 54% of our accounts receivable, respectively. One of the distribution channels accounted for 27% and 19% of our accounts receivable as of June 30, 2022 and December 31, 2021, respectively. The second distribution channel accounted for 28% and 35% of our accounts receivable as of June 30, 2022 and December 31, 2021, respectively.
One distribution channel processed 32% of our overall revenue transactions for the three and six months ended June 30, 2022, respectively and 35% for each of the three and six months ended June 30, 2021. A second distribution channel processed 19% of our overall revenue transactions for the three and six months ended June 30, 2022, respectively and 19% for each of the three and six months ended June 30, 2021.

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
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing country of users (in thousands, except percentages):

	Three Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$390,360	66%	$309,203	68%
Europe	108,311	18	85,042	19
Asia-Pacific, including Australia and New Zealand	53,005	9	33,050	7
Rest of world	39,531	7	26,805	6
Total	$591,207	100%	$454,100	100%

	Six Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$747,016	66%	$573,711	68%
Europe	207,513	18	157,644	19
Asia-Pacific, including Australia and New Zealand	98,995	9	61,362	7
Rest of world	74,817	7	48,359	6
Total	$1,128,341	100%	$841,076	100%
(1)The Company’s net revenues in the U.S. were 62% of consolidated net revenues for each of the three and six months ended June 30, 2022, respectively and 64% for each of the three and six months ended June 30, 2021.
No individual country, other than those disclosed above, exceeded 10% of our total revenue for any period presented.
Durable virtual items accounted for 92% and 91% of Roblox Platform revenue for each of the three and six months ended June 30, 2022 and 88% for each of the three and six months ended June 30, 2021.
Consumable virtual items accounted for 8% and 9% of Roblox Platform revenue for each of the three and six months ended June 30, 2022, respectively and 12% for each of the three and six months ended June 30, 2021.
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
Deferred revenue mostly consists of payments we receive from users in advance of revenue recognition. During the three months ended June 30, 2022 and 2021, $508.8 million and $360.9 million, respectively, of revenue was recognized that was included in the current portion deferred revenue balance at the beginning of the periods. During the six months ended June 30, 2022 and 2021, $878.2 million and $577.0 million, respectively, of revenue was recognized that was included in the current portion deferred revenue balance at the beginning of the periods.
As of June 30, 2022, the aggregate amount of revenue allocated to unsatisfied performance obligations is included in our deferred revenue balances. As of June 30, 2022, the Company expects to recognize $1,807.6 million, as revenue over the next 12 months, and the remainder thereafter.
As mentioned above, the Company bills in advance of its performance obligations and as such, does not have unbilled receivables.

5. Leases
The Company has operating leases for real estate, and co-located data centers. During the three and six months ended June 30, 2022, operating lease expense was approximately $21.3 million and $38.6 million, respectively, compared to approximately $12.8 million and $24.8 million during the three and six months ended June 30, 2021, respectively. Variable lease cost, short-term lease cost and sublease income were immaterial during the three and six months ended June 30, 2022 and 2021.
As of June 30, 2022, $55.7 million of our operating lease liabilities was included in accrued expenses and other current liabilities and $399.8 million as long-term operating lease liabilities.
The following table presents maturity of lease liabilities under the Company’s non-cancelable operating leases as of June 30, 2022 (in thousands):

Remainder of 2022	$33,037
2023	45,700
2024	86,181
2025	75,049
2026	63,949
Thereafter	281,573
Total lease payments	$585,489
Less: interest(1)	130,033
Present value of lease liabilities	$455,456
(1)Calculated using the interest rate for each lease.
In addition, the Company has executed operating leases for data center and facilities which have not commenced as of June 30, 2022. The legally binding minimum lease payments for these leases is $380.2 million with lease term ranging between three to twelve years.
Of the above amount, approximately $212.5 million pertains to a lease signed by the Company in San Mateo, California, on March 11, 2022 for office space of approximately 218,554 square feet, with a term of approximately 12 years, with two renewal options of 5 years each. The Company expects to obtain possession of the office space in the second quarter of 2023. In addition, the Company expects to receive $22.9 million in tenant improvement allowances for the office space.
The following table presents supplemental information for leases that have commenced as of and for the six months ended June 30, 2022 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	8.59
Weighted average discount rate	4.9%
Cash paid for amounts included in the measurement of lease liabilities(1)	$29,899
Lease liabilities arising from obtaining new ROU assets(2)	$232,578
(1)Excludes $0.7 million of leasehold incentives received from the landlord.
(2)Includes $125.5 million in line with the original commitment, relating to office space in San Mateo, California, for which possession was obtained during the second quarter of 2022, with a term of approximately 13 years, with two renewal options of 5 years each.
6. Fair Value Measurements
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of Level 1 assets. Level 1 assets include highly liquid money market funds that are included in cash and cash equivalents and the fair value is based on quoted prices in active markets for identical assets or liabilities. As of June 30, 2022, and December 31, 2021, there are no outstanding preferred stock warrants.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 during any of the periods presented below.

A summary of assets, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		Fair Value
		As of
Financial Instrument	Fair Value Hierarchy	June 30, 2022	December 31, 2021
Financial Assets:
Money Market funds classified as cash equivalents	Level 1	$2,965,178	$2,853,055
Financial Liabilities
The Company’s financial liabilities that are not measured at fair value on a recurring basis consist of its 2030 Notes. Refer to Note 10, “Debt” to the Notes to Condensed Consolidated Financial Statements for more information.
The estimated fair value of the 2030 Notes was approximately $807.4 million and $1,016.2 million as of June 30, 2022 and December 31, 2021, respectively. While the 2030 Notes are recorded at cost, the fair values of the 2030 Notes were determined based on the trading price per $80.74 and $101.62 of the 2030 Notes on the last trading day of the reporting periods ended June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the fair values of the 2030 Notes are categorized as a Level 2 measurement as they are not actively traded.
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets.
7. Acquisitions
Hamul, Inc. Acquisition
On April 1, 2022, or the Hamul Acquisition Date, the Company acquired all outstanding equity interests of Hamul, Inc., or Hamul, a privately-held company, that provides a platform for connecting gaming communities. The acquisition has been accounted for as a business combination. The Hamul Acquisition Date fair value of the consideration transferred was $19.3 million, which consisted of $9.2 million paid in cash and 385,093 shares of Class A common stock with a fair value of $4.0 million. The aggregate purchase consideration for Hamul was comprised of the following (in thousands):

Fair Value
Cash paid	$9,185
Common stock issued	4,009
Replacement awards attributable to pre-acquisition service	6,129
Total purchase price	$19,323
The acquisition-related costs were not material and were recorded as general and administrative expenses in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2022.
In connection with the acquisition, the Company entered into a stock-based consideration revesting agreement with the Hamul founders. The portion of the fair value of the common stock associated with pre-acquisition service of the Hamul founders represented a component of the total purchase consideration, as presented above. The remaining fair value of $7.6 million of these issued shares was excluded from the purchase price. These shares, which are subject to the recipients’ continued service with the Company, will be recognized ratably as stock-based compensation expense over the requisite service period of 3 years.
The total purchase consideration of the Hamul acquisition was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. Management determined the preliminary fair values based on a number of factors. The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill is attributable to the assembled workforce and anticipated synergies arising from the acquisition. The goodwill recorded in the acquisition is not expected to be deductible for income tax purposes.

The following table summarizes the Company’s preliminary allocation of the purchase consideration based on the fair value of assets acquired and liabilities assumed at the Hamul Acquisition Date (in thousands):

April 1, 2022
Cash and cash equivalents	$3,020
Goodwill	12,382
Identified intangible assets	4,500
Deferred tax liabilities	(579)
Total purchase price	$19,323
The following table presents details of the identifiable assets acquired at the Hamul Acquisition Date (in thousands):

	Carrying Amount	Estimated Useful Life (Years)
Developed Technology	$4,500	5
Total	$4,500
The Company expects to finalize the allocation of the purchase consideration as soon as practicable, pending finalization of income taxes. The Company currently expects to finalize this allocation during its second quarter ending June 30, 2023.
The acquisition is not material to the Company for the periods presented, and therefore, pro forma information has not been presented.
Guilded Acquisition
On August 16, 2021, or the Guilded Acquisition Date, the Company acquired all outstanding equity interests of Guilded, Inc., or Guilded, a privately-held company, that operates a communications platform for connecting gaming communities. The acquisition has been accounted for as a business combination. The Guilded Acquisition Date fair value of the consideration transferred was $77.6 million, which consisted of $46.3 million paid in cash and 0.5 million shares of Class A common stock with a fair value of $31.3 million. The aggregate purchase consideration for Guilded was comprised of the following (in thousands):

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

The following table summarizes the Company’s preliminary allocation of the purchase consideration based on the fair value of assets acquired and liabilities assumed at the Guilded Acquisition Date (in thousands):

August 16, 2021
Cash and cash equivalents	$593
Goodwill	58,503
Identified intangible assets	19,600
Deferred tax liabilities	(999)
Accrued expenses and other current liabilities	(138)
Total purchase price	$77,559
The following table presents details of the identifiable assets acquired at the Guilded Acquisition Date (in thousands):

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
8. Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table represents the changes to goodwill during the six months ended June 30, 2022 (in thousands):

Carrying Amount
Balance as of December 31, 2021	$118,071
Addition from acquisition	12,382
Balance as of June 30, 2022	$130,453
There are no accumulated impairment losses for any period presented.

Intangible Assets
Intangible assets are carried at cost less accumulated amortization.
The following tables present details of the Company’s intangible assets as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives
Developed Technology	$66,559	$(17,358)	$49,201
Assembled Workforce	8,500	(2,375)	6,125
Trade Name	500	(83)	417
Total Intangible Assets	$75,559	$(19,816)	$55,743

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives
Developed Technology	$62,059	$(11,233)	$50,826
Assembled Workforce	8,500	(708)	7,792
Trade Name	500	(25)	475
Total Intangible Assets	$71,059	$(11,966)	$59,093
The above does not include $0.6 million of indefinite lived intangible assets as of June 30, 2022 and December 31, 2021.
Amortization expense was $4.0 million and $7.8 million for the three and six months ended June 30, 2022, respectively and $2.1 million and $4.2 million for the three and six months ended June 30, 2021, respectively.
See Note 6, “Fair Value Measurements” to the Notes to Condensed Consolidated Financial Statements for more information.
The expected future amortization expenses related to the intangible assets as of June 30, 2022 were as follows (in thousands):

Remainder of 2022	$8,074
2023	16,149
2024	15,096
2025	12,686
2026	3,513
Thereafter	225
Total remaining amortization	$55,743
9. Other Balance Sheet Components
The Company had no restricted cash or short-term investments as of June 30, 2022 and December 31, 2021.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Prepaid Expenses	$42,593	$27,671
Other current assets	15,002	4,420
Total prepaid expenses and other current assets	$57,595	$32,091

Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Servers and related equipment	$538,037	$361,227
Computer hardware and software	19,547	16,154
Furniture and fixtures	314	179
Leasehold improvement	36,378	30,482
Construction in progress	30,481	16,837
Total property and equipment	$624,757	$424,879
Less accumulated depreciation and amortization	(198,807)	(153,527)
Property and equipment—net	$425,950	$271,352
Construction in progress includes costs mostly related to leasehold improvements related to the Company’s leased office buildings.
Depreciation and amortization expense was $25.0 million and $45.7 million for the three and six months ended June 30, 2022, respectively and was $15.7 million and $30.2 million for the three and six months ended June 30, 2021, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
General accrued expenses	$103,825	$56,134
Short term operating lease liabilities	55,680	51,303
Accrued interest 2030 Notes	6,458	6,781
Taxes payable	43,485	43,286
Accrued compensation and other employee related liabilities	9,424	14,511
Other current liability	12,327	8,754
Total accrued expenses and other current liabilities	$231,199	$180,769
10. Debt
2030 Notes
Long-term debt consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
2030 Notes
Principal	$1,000,000	$1,000,000
Unamortized issuance costs	11,655	12,277
Net carrying amount	$988,345	$987,723
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

The Company may voluntarily redeem the 2030 Notes, in whole or in part, under the following circumstances:
(1)at any time prior to November 1, 2024, the Company may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 2030 Notes at a redemption price of 103.875% of the principal amount including accrued and unpaid interest, if any, with the net cash proceeds of certain equity offerings; provided that (1) at least 50% of the aggregate principal amount of 2030 Notes originally issued remains outstanding immediately after the occurrence of such redemption (excluding 2030 Notes held by the Company and its subsidiaries); and (2) the redemption occurs within 180 days of the date of the closing of such equity offering;
(2)on or after November 1, 2024, the Company may redeem all or a part of the 2030 Notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date:

Year	Percentage
2024	101.938%
2025	100.969%
2026 and thereafter	100.000%
(3)at any time prior to November 1, 2024, the Company may redeem all or a part of the 2030 Notes at a redemption price equal to 100% of the principal amount of 2030 Notes redeemed, including accrued and unpaid interest, if any plus the applicable “make-whole” premium set forth in the indenture governing the 2030 Notes, or the Indenture, as of the date of such redemption; and
(4)in connection with any tender offer for the 2030 Notes, including an offer to purchase, if holders of not less than 90% in aggregate principal amount of the outstanding 2030 Notes validly tender and do not withdraw such notes in such tender offer and the Company (or any third party making such a tender offer in lieu of the Company) purchases all of the 2030 Notes validly tendered and not withdrawn by such holders, the Company (or such third party) will have the right, upon not less than 10, but not more than 60 days’ prior notice, given not more than 30 days following such purchase date to the holders of the 2030 Notes and the trustee, to redeem all of the 2030 Notes that remain outstanding following such purchase at a redemption price equal to the price offered to each holder of 2030 Notes (excluding any early tender or incentive fee) in such tender offer plus to the extent not included in the tender offer payment, accrued and unpaid interest, if any.
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
For the three and six months ended June 30, 2022, the interest expense recognized in the condensed consolidated statements of operations related to the 2030 Notes was as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Contractual interest expense	$9,580	$19,268
Amortization of debt issuance costs	311	622
Total interest expense	$9,891	$19,890
For the three and six months ended June 30, 2022, the debt issuance costs for the 2030 Notes were amortized to interest expense over the term of the 2030 Notes using an annual effective interest rate of 4.05%.
As of June 30, 2022, the Company was in compliance with all of its covenants under the Indenture.

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
Letters of Credit— The Company has issued letters of credit in connection with our operating leases. The Company has not drawn down from the letters of credit and had $9.9 million available in aggregate as of each of the periods ended June 30, 2022, and December 31, 2021.
Legal Proceedings—The Company is and, from time to time may in the future become, involved in legal proceedings in the ordinary course of business.

On March 9, 2022, an alleged shareholder filed a putative securities class action against the Company and certain of our executives and directors, alleging violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, or the Securities Act, in connection with the registration statement for the Company’s direct listing. The complaint was filed in the Superior Court of California, County of San Mateo, and is captioned Matlick v. Roblox Corporation, et al., No. 22-CIV-01038. The complaint sought damages and attorneys’ fees, as well as other relief. The Company filed a motion objecting to the choice of forum, noting that the proper venue for this matter is Federal Court. The Company filed a motion to dismiss the case on June 10, 2022 based on the venue selection provision in the company's bylaws. The parties stipulated to a dismissal of the Superior Court case, and the matter was dismissed on August 2, 2022, but the Company anticipates that the shareholder will refile this action in Federal Court. The Company believes the claims are without merit and intends to defend any potential litigation vigorously.
In addition, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business.
As of June 30, 2022, the Company has accrued for immaterial losses related to those litigation matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated. The Company considered the progress of these cases, the opinions and views of its legal counsel and outside advisors, its experience and settlements in similar cases, and other factors in arriving at the conclusion that a potential loss was probable. The Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings. Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty and the ultimate resolution of one or more of these matters could ultimately have a material adverse effect on our operations.
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
The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. To date, the Company has not incurred any material costs and have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of June 30, 2022. The Company also currently has directors’ and officers’ insurance.
Other Contractual Commitments—Other contractual commitments primarily consist of contracts associated with data center and IT operations in the ordinary course of business. There has been no material change in the Company’s contractual obligations and commitments during the three months ended June 30, 2022, other than non-cancelable purchase commitments primarily related to data center and IT operations in the ordinary course of business and Company’s new office lease in San Mateo, California since the fiscal year ended December 31, 2021. See Note 5, “Leases” to the Notes to Condensed Consolidated Financial Statements for more information on the new office lease.

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
Immediately prior to the completion of the direct listing of the Company’s Class A common stock, or the Direct Listing on the New York Stock Exchange, or NYSE, all outstanding shares of the Company’s convertible preferred stock converted into an aggregate of 349,123,976 shares of Class A common stock.
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
Common Stock —The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of June 30, 2022, the Company is authorized to issue 4,935.0 million shares of Class A common stock and 65.0 million shares of Class B common stock. Holders of Class A common stock and Class B common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s board of directors, subject to the rights of the holders of the Company’s convertible preferred stock. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 20 votes per share. Each share of our Class B common stock is convertible into one share of our Class A common stock at any time and will convert automatically upon certain transfers and upon the earliest of (i) the date that is specified by the affirmative vote of the holders of two-thirds of the then-outstanding shares of Class B common stock, (ii) the date on which less than 30% of the Class B common stock that was outstanding on March 2, 2021 continues to remain outstanding, (iii) March 10, 2036, (iv) nine months after the death or permanent disability of Mr. Baszucki, and (v) nine months after the date on which Mr. Baszucki no longer serves as our CEO or as a member of our board of directors. Class A common stock and Class B common stock are not redeemable at the option of the holder.
Zero and 3.7 million shares of Class B common stock held by entities affiliated with David Baszucki, Founder, President, CEO and Chair of our board of directors were converted to Class A common stock during the six months ended June 30, 2022 and June 30, 2021, respectively.
Class A and Class B common stock are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted.

The Company has reserved shares of common stock for future issuance as follows (in thousands):

	As of
	June 30, 2022	December 31, 2021
Stock options outstanding	55,921	63,267
RSUs outstanding	21,909	14,684
PSUs outstanding (CEO Long-Term Performance Award)	11,500	11,500
PSUs outstanding (2022 PSU Grants)	415	—
Shares available for issuance under Equity Incentive Plan	71,839	52,811
2020 ESPP	11,333	5,809
Stock Warrants outstanding	264	324
Unregistered restricted stock awards outstanding	699	468
Total	173,880	148,863
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
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations data above was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Infrastructure and trust & safety	$13,655	$7,797	$25,011	$13,485
Research and development	93,714	51,626	168,528	83,220
General and administrative	32,974	18,929	53,769	30,176
Sales and marketing	6,045	3,307	11,375	5,522
Total stock-based compensation	$146,388	$81,659	$258,683	$132,403
The stock-based compensation expense related to equity awards granted to non-employees for the three and six months ended June 30, 2022 and 2021 was not material.

Options
As of June 30, 2022, the Company had $123.0 million of unrecognized stock-based compensation related to unvested options, which will be recognized over a weighted-average remaining requisite service period of 2.1 years.
The following table summarizes the Company’s stock option activity (in thousands except per share data and remaining contractual term):

	Options Outstanding
	Number of Shares Subject to Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances as of December 31, 2021	63,267	$2.82	6.97	$6,348,395
Granted	—	—
Cancelled	(990)	$3.98
Exercised	(6,356)	$2.46
Balances as of June 30, 2022	55,921	$2.84	6.49	$1,678,915
Vested and exercisable as of June 30, 2022	37,003	$2.14	5.92	$1,136,588
Vested and expected to vest at June 30, 2022	55,921	$2.84	6.49	$1,678,915
No options were granted during the three and six months ended June 30, 2022.
The following table summarizes the Company’s restricted stock units and unregistered restricted stock awards (unregistered RSAs) activity (in thousands except per share data):

	Restricted Stock Units		Restricted Stock Awards
	Number of Shares	Weighted- Average grant date fair value	Number of Shares	Weighted- Average grant date fair value
Unvested as of December 31, 2021	14,684	$68.03	468	$57.37
Granted	11,663	$40.76	298	$45.99
Released	(3,616)	$65.75	(67)	$60.52
Cancelled	(822)	$64.56	—	—
Unvested as of June 30, 2022	21,909	$54.02	699	$52.21
As of June 30, 2022, the Company had $1,152.4 million of unrecognized stock-based compensation related to RSUs, which will be recognized over the weighted average remaining requisite service period of 3.2 years.
As of June 30, 2022, the Company had $16.0 million of unrecognized stock-based compensation related to unregistered RSAs, which will be recognized over the weighted average remaining requisite service period of 2.2 years. See Note 7, “Acquisitions” to the Notes to Condensed Consolidated Financial Statements for more information.
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
The RSUs granted subsequent to our Direct Listing only have a service based vesting condition, which historically has been satisfied generally over four years. Starting in July 2022, the service based vesting condition will be satisfied generally over three years.

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
The Company estimated the grant date fair value of the CEO Long-Term Performance Award using a model based on multiple stock price outcomes developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Company Stock Price Hurdles may not be satisfied. The weighted-average grant date fair value of the CEO Long-Term Performance Award was estimated to be $20.19 per share, and the Company estimates that it will recognize total stock-based compensation expense of approximately $232.2 million over the derived service period of each of the seven separate tranches which is between 3.45 – 5.38 years. If the Company Stock Price Hurdles are met sooner than the derived service period, the stock-based compensation expense will be adjusted to reflect the cumulative expense associated with the vested award. The stock-based compensation expense will be recognized if service as the Company’s CEO is provided by Mr. Baszucki over the requisite service period, regardless of whether the Company Stock Price Hurdles are achieved.
The Company recorded $12.2 million and $24.2 million of stock-based compensation expense related to the CEO Long-term Performance Award during the three and six months ended June 30, 2022, respectively, and $12.2 million and $17.4 million during the three and six months ended June 30, 2021, respectively. As of June 30, 2022, unrecognized stock-based compensation expense related to the CEO Long-term Performance Award was $165.9 million which will be recognized over the remaining derived service period of the respective tranche.

Employee Stock Purchase Plan
During the quarter ended March 31, 2022, the fair market value of the Company's stock on the purchase date, February 25, 2022, was lower than the fair market value of the Company’s stock on the offering date of the first and second offering periods. As a result, the first and second offering periods were reset and the new lower price became the new offering price. Additionally, the plan also provides for a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period, accordingly, offering periods first and second rolled over to a new 24 months offering period. The reset was treated as a modification resulting in incremental charges totaling $4.7 million, which will be recognized over the remaining requisite service period.
The following table summarizes the weighted-average assumptions used in estimating the fair value of 2020 ESPP for the offering period in effect using the Black-Scholes option-pricing model:

	Six Months Ended
	June 30, 2022
Risk-free interest rate	0.71%	-	1.55%
Expected volatility	54.16%	-	60.1%
Dividend yield	—%
Expected terms (in years)	0.50	-	2.00
The Company recorded $6.4 million and $11.0 million of stock-based compensation expense related to the 2020 ESPP during the three and six months ended June 30, 2022, respectively, and $2.9 million and $3.4 million for the three and six months ended June 30, 2021, respectively.
Performance Stock Units
During the quarter ended June 30, 2022, the Company’s Board of Directors granted performance-based restricted stock unit awards, or the 2022 PSU Grants, to certain members of management. The target number of 2022 PSU Grants was 207,284. The number of shares that can be earned will range from 0% to 200% of the target number of shares, based on the Company’s stock price performance and achievement of certain stock price hurdles during the last quarter of the second year through the end of the third year of a 3-year performance period, or the 2022 PSU Grant Stock Price Hurdles, and subject to continuous employment through such date.
The Company estimated the grant date fair value of the 2022 PSU Grants using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation which incorporates into the valuation the possibility that the 2022 PSU Stock Price Hurdles may not be satisfied. The grant date fair value of the 2022 PSU Grants was estimated to be $43.13 per share, and the Company estimates that it will recognize total stock-based compensation expense of approximately $8.9 million using the accelerated method of expense attribution over the derived service period of each tranche which is equal to the measurement time of each of five measurement periods commencing with the last quarter of the second year and ending with the last quarter of the third year. If the 2022 PSU Grant Stock Price Hurdles are met sooner than the derived service period, the stock-based compensation expense will be adjusted to reflect the cumulative expense associated with the vested award. The stock-based compensation expense will be recognized over the requisite service period if the members of management continue to provide service to the Company, regardless of whether the 2022 PSU Grant Stock Price Hurdles are achieved.
The Company recorded $0.9 million of stock-based compensation expense related to the 2022 PSU Grants during the three months ended June 30, 2022. As of June 30, 2022, unrecognized stock-based compensation expense related to the 2022 PSU grants was $8.0 million which will be recognized over the remaining derived service period of each of five tranches.
15. Employee Benefit Plan
The Company sponsors a 401(k) defined contribution retirement plan for eligible employees. Under the plan, the Company is required to make a safe harbor contribution of 100% of the employee contributions on the first 3% and 50% of the next 2% for each employee, subject to a maximum total contribution mandated by the IRS. The Company made matching contributions in the amount of $3.3 million and $6.3 million for the three and six months ended June 30, 2022, respectively and $2.3 million and $4.2 million for the three and six months ended June 30, 2021, respectively.

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
The provision/(benefit) from income taxes for the three months ended June 30, 2022 consisted of state and foreign income taxes, offset by a release of valuation allowance due to an acquisition. The provision/(benefit) from income taxes for the six months ended June 30, 2022 was immaterial. The provision/(benefit) from income taxes for the three and six months ended June 30, 2021 was immaterial. The Company continues to maintain a full valuation allowance on its net deferred tax assets as it is not likely that the deferred assets will be utilized. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the U.S. and certain foreign losses.
18. Basic and Diluted Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted net loss per share
Numerator
Consolidated net loss	$(178,734)	$(142,930)	$(340,754)	$(279,033)
Less: net loss attributable to noncontrolling interest	(2,294)	(2,796)	(4,112)	(4,682)
Net loss attributable to common stockholders	$(176,440)	$(140,134)	$(336,642)	$(274,351)
Denominator
Weighted-average common shares used in per share computation, basic and diluted	593,928	571,300	591,252	432,159
Net loss per share, basic and diluted	$(0.30)	$(0.25)	$(0.57)	$(0.63)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2022 and 2021 because including them would have been anti-dilutive are as follows (in thousands):

	As of Three and Six Months Ended June 30,
	2022	2021
Stock options outstanding	55,921	73,244
RSUs outstanding	21,909	10,092
Stock warrants outstanding	264	324
Convertible Preferred Stock outstanding	—	—
Unregistered restricted stock awards outstanding	699	356
2020 ESPP	2,253	731
Total	81,046	84,747
The CEO Long-Term Performance Award and the 2022 PSU Grants are excluded from the above table because the Company Stock Price Target had not been met as of June 30, 2022.

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
Q2'22

Daily Active Users
Europe
DAUs (In Millions)
0
2
4
6
8
10
12
14
2.5
2.7
3.1
3.7
4.6
4.8
4.9
5.5
7.0
9.9
10.4
10.9
12.5
11.8
11.9
13.4
15.0
14.1
Q1'18
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22

Daily Active Users
Asia-Pacfic
DAUs (In Millions)
0
2
4
6
8
10
12
1.4
1.7
1.8
2.1
2.3
2.7
2.8
3.2
3.7
4.6
5.4
5.6
6.5
7.2
9.4
11.2
12.6
12.3
Q1'18
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22

Daily Active Users
Rest of World
DAUs (In Millions)
0
2
4
6
8
10
12
14
2.0
2.3
2.7
2.8
3.3
3.6
4.0
4.1
5.2
7.4
9.0
9.4
10.6
12.1
13.8
13.7
14.2
13.4
Q1'18
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22

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

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP financial measures are useful in evaluating our performance. We use this non-GAAP financial information to evaluate our ongoing operations, for internal planning and forecasting purposes and to evaluate our operating performance for compliance with certain covenants specified in the Indenture. We believe that this non-GAAP financial information may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial information as a tool for comparison. As a result, our non-GAAP financial information is presented for supplemental informational purposes only and should not be considered in isolation from, or as a substitute for financial information presented in accordance with GAAP.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Bookings	$639,902	$665,480	$1,271,108	$1,317,757
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to bookings, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of revenue to bookings:
Revenue	$591,207	$454,100	$1,128,341	$841,076
Add (deduct):
Change in deferred revenue	52,140	215,497	148,937	484,936
Other	(3,445)	(4,117)	(6,170)	(8,255)
Bookings	$639,902	$665,480	$1,271,108	$1,317,757
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

	Six Months Ended June 30,
	2022	2021

	(dollars in thousands)
Free cash flow	$47,331	$310,096

The following table presents a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Reconciliation of net cash from operating activities to free cash flow:
Net cash provided by operating activities	$182,933	$355,720
Add (deduct):
Acquisition of property and equipment	(135,602)	(45,368)
Purchases of intangible assets	—	(256)
Free cash flow	$47,331	$310,096
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Adjusted EBITDA	$54,636	$180,071	$122,565	$370,245
The following table presents a reconciliation of consolidated net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of consolidated net loss to adjusted EBITDA:
Consolidated net loss	$(178,734)	$(142,930)	$(340,754)	$(279,033)
Add (deduct):
Interest income	(4,197)	(26)	(4,442)	(31)
Interest expense	9,891	—	19,890	—
Other income/(expense), net	3,051	(10)	3,430	1,040
Provision for/(benefit from) income taxes	(278)	20	(2)	22
Depreciation and amortization	28,996	17,790	53,493	34,410
Stock-based compensation expense	146,388	81,659	258,683	132,403
Change in deferred revenue	52,140	215,497	148,937	484,936
Change in deferred cost of revenue	(2,621)	(45,601)	(16,670)	(107,863)
Fees related to equity offering	—	(103)	—	50,586
Fees related to certain legal settlements	—	53,775	—	53,775
Adjusted EBITDA	$54,636	$180,071	$122,565	$370,245

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
However, this increase in engagement and monetization may be temporary and we have seen it moderate as vaccination rates increase, children return to classrooms and other activities, and as shelter-in-place orders have been lifted. The long-term effects of the COVID-19 pandemic or recovery from the COVID-19 pandemic on society, and developer, creator and user engagement remain uncertain. There can be no assurance that, as a result of the COVID-19 pandemic, recovery from it, or other global economic conditions, users will not reduce their discretionary spending on Robux, will renew their subscriptions or may otherwise increase or maintain their usage of our Platform, which would adversely impact our revenue and financial condition. In the second quarter of fiscal 2022, we shifted to our “future of work” plan, which includes a hybrid model where the majority of our employees work from one of our offices between one to five days per week and other employees work remotely. We continue to monitor the COVID situation and may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners if and as infection rates or hospitalizations increase.
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
Change in Accounting Estimate
In the first quarter of fiscal 2022, the Company completed its quarterly assessment of paying user life estimate based on which it recognizes revenue for durable virtual items. The average lifetime of a paying user estimate is calculated based on historical monthly retention data for each user cohort to project future participation on the Roblox Platform and is now estimated to be 25 months compared to the previous estimate of 23 months. This change in accounting estimate was effective beginning fiscal year 2022. Based on the carrying amount of deferred revenue and deferred cost of revenue as of December 31, 2021, the change resulted in a decrease in revenue during the three and six months ended June 30, 2022 by $40.9 million and $123.5 million, respectively, and a decrease in cost of revenue during the same periods by $9.4 million and $29.0 million, respectively. It is estimated that this change will decrease our fiscal year 2022 revenue and cost of revenue by $141.0 million and $32.6 million, respectively.
Components of Results of Operations
Revenue
We generate substantially all of our revenue through the sale of virtual items on the Roblox Platform. Users can purchase and spend Robux to obtain virtual items to enhance their social experience on the Roblox Platform. We recognize revenue over the estimated period of time the virtual items are available to the user on the Roblox Platform (estimated average lifetime of a paying user) or at the time the virtual item is consumed. The average lifetime of a paying user is calculated based on the monthly retention data for each paying user cohort. We then calculate the average retention period by determining the weighted-average period paying users have spent on the Platform and are projected to participate in the Roblox environment. The average lifetime for a paying user for the year ended December 31, 2021 was 23 months and for the three and six months ended June 30, 2022 was 25 months. Revenue is reported net of taxes and estimated chargebacks. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the Notes to Condensed Consolidated Financial Statements for more information on the change in estimate.
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

Personnel costs include salaries, benefits, travel-related expenses, and stock-based compensation for each expense category, with the exception of cost of revenue and developer exchange fees. In the three months ended June 30, 2022, and 2021, personnel costs were $290.3 million, and $175.4 million, respectively. In the six months ended June 30, 2022, and 2021, personnel costs were $529.3 million, and $315.7 million, respectively.
During the quarter ended March 31, 2021, we recorded a one-time catch-up of stock-based compensation expense of $21.3 million related to the RSUs granted prior to the Direct Listing of our Class A common stock on the NYSE, or the Direct Listing, that vest upon the satisfaction of both the service condition and a liquidity event-related performance vesting condition which was satisfied on the effective date of our final prospectus dated March 2, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on March 10, 2021. In addition, stock-based compensation expense attributable to the CEO Long-Term Performance Award granted in February 2021 and RSUs granted to employees subsequent to our Direct Listing account for a large portion of personnel costs in the period.
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
Developer exchange fees
Developer exchange fees represent the amount earned by developers and creators on the Platform. Developers and creators are able to exchange their accumulated earned Robux for real-world currency under certain conditions outlined in our Developer Exchange Program. Developers and creators can earn Robux through sale of access to their experiences and enhancements in their experiences, sale of content and tools between developers through the Studio Marketplace, and the sale of items to users through the Avatar Marketplace. Additionally, developers can earn Robux through our engagement-based reward program, Premium Payouts, that rewards developers based on the number of hours spent in their experiences by Roblox Premium subscribers.
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
Infrastructure and trust & safety
Infrastructure and trust & safety expenses consist primarily of expenses related to the operation of our data centers and technical infrastructure. These costs include costs to third-party service providers, such as cloud computing or other hosting and data storage, rent and facilities-related expenses for our co-located data centers and point of presence, or PoPs, that we lease and operate, network and bandwidth costs, and depreciation and associated support and maintenance of our servers and infrastructure equipment. In the three months ended June 30, 2022, depreciation related to infrastructure and trust & safety was $23.8 million. The same costs were $14.6 million in the three months ended June 30, 2021. As of June 30, 2022, we have data centers and PoPs around the world with over 60,707 servers. In the six months ended June 30, 2022 and 2021, depreciation related to infrastructure and trust & safety was $43.4 million and $28.3 million, respectively.
Infrastructure and trust & safety expenses also include personnel costs and allocated overhead for employees and team members whose primary responsibilities relate to supporting our infrastructure and trust & safety initiatives. In the three months ended June 30, 2022, stock-based compensation related to infrastructure and trust & safety was $13.7 million. The same costs were $7.8 million in the three months ended June 30, 2021. In the six months ended June 30, 2022 and 2021, stock-based compensation related to infrastructure and trust & safety was $25.0 million and $13.5 million, respectively.

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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$591,207	$454,100	$1,128,341	$841,076
Cost and expenses:
Cost of revenue(1)	143,157	116,930	278,789	214,867
Developer exchange fees	143,148	129,714	290,270	248,652
Infrastructure and trust & safety(2)	158,235	108,986	299,590	203,122
Research and development(2)	211,757	124,748	389,519	221,392
General and administrative(2)	78,676	97,678	136,448	192,053
Sales and marketing(2)	26,501	18,990	55,603	38,992
Total cost and expenses	761,474	597,046	1,450,219	1,119,078
Loss from operations	(170,267)	(142,946)	(321,878)	(278,002)
Interest income	4,197	26	4,442	31
Interest expense	(9,891)	—	(19,890)	—
Other income/(expense), net	(3,051)	10	(3,430)	(1,040)
Loss before income taxes	(179,012)	(142,910)	(340,756)	(279,011)
Provision for/(benefit from) income taxes	(278)	20	(2)	22
Consolidated net loss	(178,734)	(142,930)	(340,754)	(279,033)
Net loss attributable to the noncontrolling interest(3)	(2,294)	(2,796)	(4,112)	(4,682)
Net loss attributable to common stockholders	$(176,440)	$(140,134)	$(336,642)	$(274,351)
Net loss per share attributable to common stockholders, basic and diluted(4)	$(0.30)	$(0.25)	$(0.57)	$(0.63)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted(4)	593,928	571,300	591,252	432,159
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
(2)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Infrastructure and trust & safety	$13,655	$7,797	$25,011	$13,485
Research and development	93,714	51,626	168,528	83,220
General and administrative	32,974	18,929	53,769	30,176
Sales and marketing	6,045	3,307	11,375	5,522
Total stock-based compensation	$146,388	$81,659	$258,683	$132,403
During the quarter ended March 31, 2021, we recorded a one-time catch-up of stock-based compensation expense of $21.3 million related to the RSUs granted prior to the Direct Listing of our Class A common stock on the NYSE, or the Direct Listing, that vest upon the satisfaction of both the service condition and a liquidity event-related performance vesting condition which was satisfied on the effective date of our final prospectus dated March 2, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on March 10, 2021. In addition, stock-based compensation expense attributable to the CEO Long-Term Performance Award granted in February 2021 and RSUs granted to employees subsequent to our Direct Listing account for a large portion of personnel costs in the period.
(3)Our condensed consolidated financial statements include our majority-owned subsidiary Roblox China Holding Corp. The ownership interest of a minority investor, Songhua, is recorded as a non-controlling interest.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost and expenses:
Cost of revenue	24	26	25	26
Developer exchange fees	24	29	26	30
Infrastructure and trust & safety	27	24	27	24
Research and development	36	27	35	26
General and administrative	13	22	12	23
Sales and marketing	4	3	5	4
Total cost and expenses	129	131	129	133
Loss from operations	(29)	(31)	(29)	(33)
Interest income	1	—	—	—
Interest expense	(2)	—	(2)	—
Other income/(expense), net	(1)	—	—	—
Loss before income taxes	(30)	(31)	(30)	(33)
Provision for/(benefit from) income taxes	—	—	—	—
Consolidated net loss	(30)	(31)	(30)	(33)
Net loss attributable to the noncontrolling interest	—	(1)	—	(1)
Net loss attributable to common stockholders	(30)%	(32)%	(30)%	(34)%
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		2022 to 2021	Six Months Ended June 30,		2022 to 2021
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Revenue	$591,207	$454,100	30%	$1,128,341	$841,076	34%
Revenue in the three months ended June 30, 2022 increased $137 million, or 30%, compared to the three months ended June 30, 2021. We continue to recognize revenue in the current period generated from bookings in prior periods, in accordance with our revenue recognition methodology, which drives the increase in revenue period over period. In the same period, bookings decreased $25.6 million, or 4%. Daily paying users also decreased from approximately 676,000 to 667,000, and monetization per daily paying user decreased 3%.
Revenue in the six months ended June 30, 2022 increased $287.3 million, or 34%, compared to the six months ended June 30, 2021. We continue to recognize revenue in the current period generated from bookings in prior periods, in accordance with our revenue recognition methodology, which drives the increase in revenue period over period. In the same period, bookings decreased $46.6 million, or 4%. Daily paying users remained relatively flat from approximately 675,000 to 676,000, and monetization per daily paying user decreased 4%.
Monetization trends period over period were affected by an elevated COVID-19 impact prior year compared to the same period this year, as well as other factors such as the relative strengthening of the US Dollar against other major currencies, and user location and demographics. Compared to prior non-COVID impacted periods, monetization per daily paying user is flat or slightly improving over time. Bookings trends may not be reflected similarly in revenue trends as a substantial portion of revenue recognized each period is from bookings in prior periods. Additionally, the increase in revenue was partially offset by the change in the average lifetime of a paying user estimate from 23 months to 25 months.
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the Notes to Condensed Consolidated Financial Statements for more information on the change in estimate.

Cost of revenue

	Three Months Ended June 30,		2022 to 2021	Six Months Ended June 30,		2022 to 2021
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$143,157	$116,930	22%	$278,789	$214,867	30%
Cost of revenue increased $26.2 million, or 22%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase is primarily due to an increase of $26.1 million in payment processing fees, which includes costs incurred on bookings from the current and prior periods that are amortized over an estimated paying user life.
Cost of revenue increased $63.9 million, or 30%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase is primarily due to an increase of $57.0 million in payment processing fees which includes costs incurred on bookings from the current and prior periods that are amortized over an estimated paying user life. Additionally, prepaid printing fees increased $4.0 million due to growth in our prepaid business. As a percentage of revenue, cost of revenue remained consistent period over period at 25% in the six months ended June 30, 2022 and at 26% in the six months ended June 30, 2021, respectively.
Developer exchange fees

	Three Months Ended June 30,		2022 to 2021	Six Months Ended June 30,		2022 to 2021
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Developer exchange fees	$143,148	$129,714	10%	$290,270	$248,652	17%
Developer exchange fees increased $13.4 million, or 10%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Developer exchange fees increased $41.6 million, or 17%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Developer exchange fees generally track with our overall bookings performance as more users on the Platform and Robux purchased by our users drives more Robux earned by developers and creators. While bookings have decreased over the same period, increases to our Premium Payouts program have contributed to developer exchange fees growing at a faster rate than bookings.

Infrastructure and trust & safety

	Three Months Ended June 30,		2022 to 2021	Six Months Ended June 30,		2022 to 2021
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Infrastructure and trust & safety	$158,235	$108,986	45%	$299,590	$203,122	47%
Infrastructure and trust & safety expenses increased $49.2 million, or 45%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase is primarily due to an increase of $31.8 million related to our data center and technical infrastructure expenses associated with providing the platform to our users as well as depreciation of our servers and infrastructure equipment. In addition, trust & safety expenses increased by $6.3 million to support the growth in users and increased traffic to our platform. Other increases include $9.0 million in personnel costs primarily due to an increase in headcount to support our infrastructure growth, which includes stock-based compensation expense of $5.9 million.
Infrastructure and trust & safety expenses increased $96.5 million, or 47%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase is primarily due to an increase of $62.0 million related to our data center and technical infrastructure expenses associated with providing the platform to our users as well as depreciation of our servers and infrastructure equipment and an increase of $14.6 million in customer service and moderation costs to support the growth in users and increased traffic to our platform. Personnel costs increased $16.3 million to support increased headcount, which includes a $11.5 million increase in stock-based compensation expense.
Research and development

	Three Months Ended June 30,		2022 to 2021	Six Months Ended June 30,		2022 to 2021
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Research and development	$211,757	$124,748	70%	$389,519	$221,392	76%
Research and development expenses increased $87.0 million, or 70%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase is primarily due to an increase of $76.9 million of personnel costs, which includes $42.1 million in stock-based compensation expense. This increase is due to continued growth in headcount and consultants supporting our engineering, design, and product teams. Other cost increases include $5.8 million for facilities allocation and $2.0 million for software.
Research and development expenses increased $168.1 million, or 76%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase is primarily due to an increase of $151.0 million of personnel costs, which include a $85.3 million increase in stock-based compensation expense. The increase is due to continued growth in headcount and consultants supporting our engineering, design, and product teams. Other costs increases include $9.2 million for facilities allocation and $3.3 million for software. Depreciation increased by $3.9 million, driven by $3.6 million related to intangible assets from acquisitions.

General and administrative

	Three Months Ended June 30,		2022 to 2021	Six Months Ended June 30,		2022 to 2021
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
General and Administrative	$78,676	$97,678	(19)%	$136,448	$192,053	(29)%
General and administrative expenses decreased $19.0 million, or 19%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease is primarily due to a decrease of $48.8 million in professional services expenses, driven by one-time fees related to legal settlements of $50.4 million, incurred during the three months ended June 30, 2021. This is offset by an increase in personnel costs of $24.6 million which includes $14.0 million increase for stock-based compensation expense. This is driven by increased headcount in our finance, accounting, people, IT and legal functions as part of our transition to a publicly traded company. Other areas offsetting the decrease include an increase of $2.3 million for facilities allocation and $1.0 million for recruiting expenses tied to our growth in headcount.
General and administrative expenses decreased $55.6 million, or 29%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease is primarily due to a decrease of $103.6 million in professional services expenses, primarily driven by one-time fees related to the Direct Listing of $50.7 million in early 2021, accruals related to the NMPA lawsuit and other litigations, and costs for settlements finalized during the period totaling $58.4 million, all incurred in the six months ended June 30, 2021. Personnel costs increased $39.3 million to support increased headcount, which include a $23.6 million in stock-based compensation expense. Other costs increasing due to headcount growth include an increase of $3.3 million for facilities allocation, $2.5 million for recruiting expenses and $1.4 million for general software allocation.
Sales and marketing

	Three Months Ended June 30,		2022 to 2021	Six Months Ended June 30,		2022 to 2021
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$26,501	$18,990	40%	$55,603	$38,992	43%
Sales and marketing expenses increased $7.5 million, or 40%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase is primarily due $4.5 million in personnel costs, including stock-based compensation expense increase of $2.7 million. Additionally, marketing and promotional expenses increased by to $1.3 million.
Sales and marketing expenses increased $16.6 million, or 43%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase is primarily due to an increase of $7.1 million related to marketing and promotional expenses, and $7.0 million in personnel costs. Other increases include $1.1 million related to allocation of facility expenses.

Interest income, interest expense, other income/(expense), net, and provision for (benefit from) income taxes

	Three Months Ended June 30,		2022 to 2021	Six Months Ended June 30,		2022 to 2021
	2022	2021	% Change	2022	2021	% Change
	(dollars in thousands)			(dollars in thousands)
Interest income	$4,197	$26	16,042%	$4,442	$31	14,229%
Interest expense	$(9,891)	$—	(100)%	$(19,890)	$—	(100)%
Other income/(expense), net	$(3,051)	$10	(30,610)%	$(3,430)	$(1,040)	230%
Provision for/(benefit from) income taxes	$(278)	$20	(1,490)%	$(2)	$22	(109)%
Interest income for the three and six months ended June 30, 2022 increased by $4.2 million and $4.4 million, respectively as compared to the three and six months ended June 30, 2021 primarily due to increase in interest rates.
Interest expense increased by $9.9 million and $19.9 million for the three and six months ended June 30, 2022 compared to the corresponding periods in 2021. The increase is primarily due to amortization of debt issuance costs of $0.3 million and contractual interest of $9.6 million, for the three months ended June 30, 2022, and $0.6 million and $19.3 million, respectively for the six months ended June 30, 2022 on the 2030 Notes issued in October 2021.
Other income/(expense), net changed by $3.1 million and $2.4 million for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, respectively. The change was primarily due to higher foreign exchange losses recorded in both the periods in 2022.
Provision (benefit) for income taxes decreased by $0.3 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The change in provision (benefit) for income taxes for the three months ended June 30, 2022 compared to the same period in the prior year is primarily driven by the release of valuation allowance due to an acquisition. Provision (benefit) for income taxes were immaterial for each of the six months period ended June 30, 2022 and June 30, 2021.
Liquidity and Capital Resources
As of June 30, 2022 and December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $3.1 billion and $3.0 billion, respectively, which were held for working capital purposes, capital expenditures and acquisitions.
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
As of June 30, 2022, contractual obligations related to the 2030 Notes are remaining payments of $12.9 million in 2022 and $38.8 million each year from 2023 through 2029 and $1,019.4 million due in 2030. These amounts represent principal and interest cash payments over the term of the 2030 Notes. Any future redemption of the 2030 Notes could impact the amount or timing of our cash payments. For more information regarding the 2030 Notes, see Note 10, “Debt” to the Notes to Condensed Consolidated Financial Statements.
In January 2021, we completed a private placement and sold an aggregate of approximately 11.9 million shares of our Series H convertible preferred stock at a purchase price of $45.00 per share for net proceeds of approximately $534.3 million.
As of June 30, 2022, we have generated losses from our operations as reflected in our accumulated deficit of $1,320.6 million, and have generated positive cash flows from operating activities for each of the periods presented. A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of bookings for which we have already received cash and, which is recorded as revenue over the estimated average lifetime of a paying user or as the virtual items are consumed.

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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash flow provided by (used in):
Net cash provided by operating activities	$182,933	$355,720
Net cash (used in)/provided by investing activities	$(141,767)	$(45,624)
Net cash provided by financing activities	$29,152	$576,175
Operating activities
Our largest source of operating cash is cash collection from sales of Robux to our paying users. Our primary uses of cash from operating activities are for payment processing fees, personnel-related expenses, data center and infrastructure-related operations, and developer exchange fees.
During the six months ended June 30, 2022, cash provided by operating activities was $182.9 million, which consisted of a net loss of $340.8 million, adjusted by non-cash charges of $344.6 million and net cash inflows from the change in net operating assets and liabilities of $179.1 million. The non-cash charges were primarily comprised of stock-based compensation of $258.7 million and depreciation and amortization of $53.5 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $118.3 million decrease in accounts receivable due to collection of outstanding accounts receivable in the current period and increase in deferred revenue by $148.9 million due to bookings in the current period. This was offset by a $16.7 million increase in deferred cost of revenue due to bookings in the current period and decrease in developer exchange liability due to payout of outstanding liability in the current quarter and lower bookings in the current period. A majority of our bookings and costs of revenue is deferred over a 25-month period as they pertain to the sale and associated costs pertaining to durable goods. In addition, prepaid expenses and other current assets increased by $26.9 million during the current period and we also paid $21.7 million for operating leases.
During the six months ended June 30, 2021, cash provided by operating activities was $355.7 million, which consisted of a net loss of $279.0 million, adjusted by non-cash charges of $187.4 million and net cash inflows from the change in net operating assets and liabilities of $447.4 million. The non-cash charges were primarily comprised of stock-based compensation of $132.4 million and depreciation and amortization of $34.4 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $484.9 million increase in deferred revenue and a $9.7 million increase in developer exchange liability offset by a $107.9 million increase in deferred cost of revenue, all due to increases in bookings. A majority of our bookings and costs of revenue is deferred over a 23 month period as they pertain to the sale and associated costs pertaining to durable goods. This increase was partially offset by a $30.0 million reduction in the accounts receivable balance due to lower period end bookings in June 2021 compared to December 2020.
Investing activities
During the six months ended June 30, 2022, cash used in investing activities was $141.8 million, consisting of cash used in capital expenditures of $135.6 million and payment made for acquired business (net of cash acquired) of $6.2 million.
During the six months ended June 30, 2021, cash used in investing activities was $45.6 million, primarily consisting of cash used in capital expenditures of $45.3 million, and payments related to purchase of intangible assets of $0.3 million.
Financing activities
During the six months ended June 30, 2022, cash provided by financing activities was $29.2 million primarily consisting of proceeds of $29.9 million from the exercise of stock options and purchase of shares under ESPP and payment of debt issuance cost of $0.2 million.
During the six months ended June 30, 2021, cash provided by financing activities was $576.2 million, consisting of proceeds from issuance of convertible preferred stock of $534.3 million and proceeds of $41.9 million from the exercise of stock options.

Contractual Obligations and Commitments
Our principal contractual commitments consist of obligations under operating leases for office space and data center operations. There has been no material change in our contractual obligations and commitments other than non-cancelable purchase commitments primarily related to data center and IT operations in the ordinary course of business and, our new office lease in San Mateo, California since our fiscal year ended December 31, 2021. Refer to Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the new office lease. See our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022 for additional information regarding the Company’s contractual obligations.
In addition to the contractual obligations discussed above, as of June 30, 2022, we had $9.9 million in letters of credit outstanding related to our office facilities in San Mateo, California and data center facilities in Ashburn, Virginia.
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
Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022 except for change in the paying user life estimate in the first quarter of 2022. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the Notes to Condensed Consolidated Financial Statements for information on the change in the paying user life estimate.
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market instruments. As of June 30, 2022, we had cash and cash equivalents of $3.1 billion. We do not enter into investments for trading or speculative purposes. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. Our money market instruments have very low interest rate risk because of their short- term maturities, and we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Inflation Risk
Inflationary factors such as increases in overhead costs may adversely affect our results of operations. We do not believe that inflation has had a material effect on our business, financial condition or results of operations to date. If our costs were to become subject to significant inflationary pressures, which may increase as the United States, Western Europe, and the United Kingdom experience increasing inflation, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our CEO and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•The global COVID-19 pandemic has significantly affected our business and operations.
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
We have experienced rapid growth due in part to the COVID-19 pandemic given our users were online more as a result of global COVID-19 shelter-in-place policies. For example, our bookings increased 171% from the year ended December 31, 2019 to the year ended December 31, 2020. These activity levels have not been sustained, and our growth rates have moderated in certain markets. Our bookings growth rate was 45% for fiscal 2021 and declined by 4% in the first half of 2022, compared to the first half of 2021. In future periods, our revenue and bookings growth rates may decline, and we may not experience any growth in bookings or our user base during periods where we are comparing against COVID-19 impacted periods (i.e. the three-month periods ended March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, and March 31, 2022). Our historical revenue, bookings and user base growth should not be considered indicative of our future performance. We believe our overall acceptance, revenue growth and increases in bookings depend on a number of factors, including, but not limited to, our ability to:
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
•successfully establish an advertising model on the Platform;
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
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $491.7 million, $253.3 million, and $71.0 million for the years ended December 31, 2021, 2020, and 2019 respectively. As of June 30, 2022, we had an accumulated deficit of $1,320.6 million. We also expect our operating expenses to increase significantly in future periods, and if our DAU growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We expect our costs, investments, and expenses to increase in future periods as we intend to continue to make significant investments to grow our business, including an expected increase in infrastructure, stock-based compensation expenses, and acquisitions. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. In addition to the expected costs to grow our business, we have incurred and also expect to continue to incur significant additional legal, accounting, and other expenses as a recently public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.

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
•our ability to introduce new revenue streams such as advertising;
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
Historically our business has been highly seasonal, with the highest percentage of our sales occurring in the fourth quarter when holidays permit our users to spend increased time on our Platform, and we expect this trend to continue. We also typically see higher levels of engagement in the months of June, July and August, which are summer periods in the northern hemisphere, and lower levels of engagement in the post-summer months of September, October and November. We may also experience fluctuations due to factors that may be outside of our control that affect user or developer and creator engagement with our Platform. For example, we saw an increase in activity on our Platform as a result of shelter-in-place policies instituted in response to the COVID-19 pandemic. We have seen growth rates and other operating metrics moderate in certain markets as vaccination rates have grown, children have returned to in person classrooms, and shelter-in-place orders are lifted, although users and engagement levels remain higher than before the onset of the COVID-19 pandemic. Because certain countries continue to experience high rates of infection and related shutdowns, we expect our results of operations to continue to be affected in ways that are hard to predict. Additionally, from time to time, the U.S. and other key geographic markets have been impacted by economic and geopolitical instability, such as high levels of inflation, persistent unemployment, wage and income stagnation; rising interest rates; economic and trade sanctions; the Russian invasion of Ukraine; and overall economic uncertainty, which could affect the buying power of our users, developers and creators and lead to a reduced demand for our Platform. Moreover, we seek to further develop the live experiences available on our Platform, such as virtual concerts, classrooms, meetings, and conferences, and to offer commercial partners with branding opportunities in conjunction with key events, such as a product launch. These episodic experiences may also contribute to fluctuations in our quarterly results of operations. As our business matures, other seasonal trends may develop or these existing seasonal trends may become more extreme.
The global COVID-19 pandemic has significantly affected our business and operations.
The outbreak of the novel coronavirus and the COVID-19 disease that it causes evolved into a global pandemic. In light of the uncertain and continuously evolving situation relating to the spread of COVID-19, we took precautionary measures intended to minimize the risk of the virus to our employees and the communities in which we operate, including temporarily closing our offices worldwide and virtualizing, postponing, or canceling user, developer, creator, employee, or industry events, which may negatively impact our business. We continue to monitor COVID-19 case levels and best practices when we plan, organize and host employee and industry-related events. We have shifted to our “future of work” plan, which includes a hybrid model where the majority of our employees work from one of our offices between one to five days per week and other employees may work remotely.
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
•the availability of effective vaccines against current and new subvariants of COVID-19;
•disruptions or restrictions on our employees’ ability to work and travel;
•interruptions related to our infrastructure and partners; and
•potential changes to consumer behavior or spending patterns as economies recover and societies return to more normal activities.
The COVID-19 pandemic could also impact our data center operations, and primary vendors we rely on for products and services that we use to build and maintain our data centers and PoPs, that support our Platform. We experienced disruptions to the supply chain of hardware needed to maintain our data center operations and PoPs.
While substantially all of our business operations can be performed remotely, many of our employees are balancing additional work-related and personal challenges, including the extended duration of remote working environments, adjusting communication and work practices to collaborate remotely with work colleagues and business partners, managing technical and communication challenges of a hybrid working environment, looking after children as a result of potential positive cases of COVID-19 in schools, camps and other group settings, making plans for childcare as children return to schools, caring for themselves, family members or other dependents who are or may become ill.

The COVID-19 pandemic and resulting social distancing, shelter-in-place and similar restrictions led to increased developer and creator and user engagement on our Platform relative to our quarterly forecast and historic trends. Those increases in user activity are not indicative of our financial and operating results in future periods. We have seen growth rates and other operating metrics in certain markets moderate as vaccine rates have grown, and people have adjusted to living with COVID-19. The long-term effects of the COVID-19 pandemic and recovery from it on society and developer, creator and user engagement remain uncertain and there is no assurance that developer, creator and user engagement will not decrease, including below historic levels, as the circumstances that accelerated the growth of our business stemming from the effects of the COVID-19 pandemic are not likely to continue.
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
For the three months ended June 30, 2022, 32% of our revenue was attributable to Robux sales through the Apple App Store and 19% of our revenue was attributable to Robux sales through the Google Play Store. Because of the significant use of our Platform on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware. Further, we are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various application stores that make our application and experiences available to our developers, creators, and users. These policies and terms of service govern the availability, promotion, distribution, content, and operation generally of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our Platform and those changes may be unfavorable to us and our developers’, creators’, and users’ use of our Platform. If we were to violate, or an operating system provider or application store believes that we have violated, its terms of service or policies, that operating system provider or application store could limit or discontinue our access to its operating system or store. In some cases these requirements may not be clear or our interpretation of the requirements may not align with the interpretation of the operating system provider or application store, which could lead to inconsistent enforcement of these terms of service or policies against us, and could also result in the operating system provider or application store limiting or discontinuing access to its operating system or store. Any limitation on or discontinuation of our access to any third-party platform or application store could adversely affect our business, financial condition or results of operations.
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
The majority of the virtual items purchased on the Roblox Platform are durable virtual items, which are recognized ratably over the estimated period of time the virtual items are available to the user (estimated to be the average lifetime of a paying user), which for the year ended December 31, 2021 was 23 months and for the three and six months ended June 30, 2022 was 25 months. Therefore, much of the revenue we report in each quarter is the result of purchases of Robux during previous periods. Consequently, a decline in purchases of Robux in any one quarter will not be fully reflected in our revenue and operating results for that quarter. Any such decline, however, will negatively impact our revenue and operating results in future quarters. Accordingly, the effect of significant near-term downturns in purchases of Robux for a variety of reasons may not be fully reflected in our results of operations until future periods.
The average lifetime of a paying user estimate is calculated based on historical monthly retention data for each user cohort to project future participation on the Roblox Platform. We review the calculation on a quarterly basis. From January 1, 2017 until the quarter ended December 31, 2021, our estimate of the average lifetime of a paying user had been 23 months. However, it is now estimated to be 25 months, effective January 1, 2022. The estimated average lifetime of a paying user may continue to change from time to time and such changes will affect our revenue, cost of revenue, deferred revenue and operating revenue. Based on the carrying amount of deferred revenue and deferred cost of revenue as of December 31, 2021, the change resulted in a decrease in revenue during the three and six months ended June 30, 2022 by $40.9 million and $123.5 million, respectively, and a decrease in cost of revenue during the same periods by $9.4 million and $29.0 million, respectively. It is estimated that this change will decrease our fiscal year 2022 revenue and cost of revenue by $141.0 million and $32.6 million, respectively.

If our business becomes constrained by changing legal and regulatory requirements, our operating results will suffer.
Our future success will depend in part on market acceptance and widespread adoption across demographics and geographies of our Platform over other interactive entertainment offerings. Uncertainty over or changes in laws and regulations with respect to gaming and other interactive entertainment offerings could adversely affect our ability to operate or our developer’s ability to monetize their experiences in some geographies. In addition, the widespread availability of content generated by our developers and creators on our Platform is a newer development and the regulatory framework for broad dissemination of this content is new and evolving. For example, the United Kingdom’s Age Appropriate Design Code is one such regulatory framework that has been adopted in the United Kingdom that focuses on online safety and protection of children’s privacy online, and similar frameworks are being considered for adoption in other jurisdictions. Also, the final text of the European Union’s, or EU’s, Digital Services Act has been agreed by EU institutions and is anticipated to be formally adopted in 2022 and effective in early 2023. The Digital Services Act imposes new content moderation obligations, notice obligations, advertising restrictions and other requirements on digital platforms. We provide our developers and creators with the ability to publish their content throughout the world, and each country is developing regulations and policies to regulate this new space, including with respect to privacy, biometrics, data protection, data security, gambling, intellectual property, childhood protection, consumer protection, ratings, and taxes. If we are unable to allow developers and creators to comply with potentially conflicting regulations throughout the world, our ability to execute on our business model would be severely impacted, and our ability to grow our business could be harmed. Additionally, as we introduce advertising to the Platform, we will become subject to regulations with respect to advertising, in particular, advertising to children, and the regulations could differ based on jurisdiction of the user. We may not be able to implement an advertising model that is compliant with regulations in all jurisdictions in which we operate. Moreover, changes to these laws, regulations, standards, or obligations could require us to change our business model, take on more onerous obligations, and impact the functionality of our Platform. If we are obligated to fundamentally change our business activities and practices or modify our Platform, we may be unable to make these required changes and modifications in a commercially reasonable manner, or at all, and our ability to further develop and enhance our Platform may be limited. The costs of compliance with, and other burdens imposed by, these laws, regulations, standards and obligations, or any inability to adequately address these, may limit the use of our Platform or reduce overall demand for our Platform, which could harm our business, financial condition and results of operations.
The success of our business model is contingent upon our ability to provide a safe online environment for children to experience and if we are not able to continue to provide a safe environment, our business will suffer dramatically.
Our Platform hosts a number of experiences intended for audiences of varying ages, a significant percentage of which are designed to be experienced by children. As a user generated content platform, it is relatively easy for developers, creators, and users to upload content that can be viewed broadly. We continue to make significant efforts to provide a safe and enjoyable experience for users of all ages. We invest significant technical and human resources to prevent inappropriate content on our Platform by reviewing all images, audio, video, and 3D models at the time of upload in order to block inappropriate content before users have a chance to encounter it on our Platform. Notwithstanding our efforts, from time to time inappropriate content is successfully uploaded onto our Platform and can be viewed by others prior to being identified and removed by us. In addition, children may attempt to evade our age verification system, which could lead them to be exposed to inappropriate behavior by participating in experiences that are not age appropriate or that feature spatial voice chat. This content could cause harm to our audience and to our reputation of providing a safe environment for children to play online. If we are unable to prevent, or are perceived as not being able to sufficiently prevent, all or substantially all inappropriate content from appearing on our Platform, parents and children will lose their trust in the safety of our Platform, which would harm our overall acceptance by these audiences and would likely result in significantly reduced revenue, bookings, profitability, and ultimately, our ability to continue to successfully operate our Platform.
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

In addition, various local, national, and foreign laws and regulations apply to our operations, including the Children’s Online Privacy Protection Act, or COPPA, in the U.S., Article 8 of the EU’s General Data Protection Regulation, or GDPR and similar regulations in other jurisdictions. COPPA imposes strict requirements on operators of websites or online services directed to children under 13 years of age. 47% and 49% of our DAUs were under the age of 13 during the six months ended June 30, 2022 and during the year ended December 31, 2021, respectively. COPPA requires companies to obtain parental consent before collecting personal information from children under the age of 13. Both the U.S. federal government and the states can enforce COPPA and violations of COPPA can lead to significant fines. No assurances can be given that our compliance efforts will be sufficient to avoid allegations of COPPA violations, and any non-compliance or allegations of non-compliance could expose us to significant liability, penalties and loss of revenue, significantly harm our reputation, and could be costly and time consuming to address or defend. To the extent we rely on consent for processing personal data under the GDPR, consent or authorization from the holder of parental responsibility is required in certain cases for the processing of personal data of children under the age of 16, and member states may enact laws that lower that age to 13. Additionally, we have been the subject of lawsuits brought on behalf of child users where the court may allow minors to disaffirm or avoid enforcement of our Terms of Use, depending on the circumstances. If we were found to be in breach of these regulations or if minors on our Platform could avoid enforcement of our Terms of Use, it could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
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
If we experience outages, constraints, disruptions or degradations in our services, Platform support and/or technological infrastructure, our ability to provide sufficiently reliable services to our customers and maintain the performance of our Platform could be negatively impacted, which could harm our relationships with our developers, creators, and users, and, consequently, our business.
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
We collect and store personal data and certain other sensitive and proprietary information in the operation of our business, including developer, creator and user information, and other confidential data. While we have implemented measures designed to prevent unauthorized access to or loss of our confidential data, mobile malware, ransomware, viruses, hacking, social engineering, spam and phishing attacks have occurred and may occur on our Platform and our systems and those of our third-party service providers in the future. Because of the popularity of our Platform, we believe that we are an attractive target for these sorts of attacks and have seen the frequency of these types of attacks increase in number.
The techniques used to obtain unauthorized access to, or to sabotage, systems or networks are constantly evolving and generally are not recognized until launched against a target. Consequently, we may be unable to anticipate these techniques, detect or react in a timely manner, or implement preventive measures, which could result in delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents. The wide availability of open source software used in our Platform has exposed us to security vulnerabilities in the past and will likely continue to expose us to security vulnerabilities in the future. For example, in December 2021, a vulnerability in popular logging software, Log4j, was publicly announced. If left unpatched, the Log4j vulnerability could be exploited to allow unauthorized actors to execute code remotely on a system using Log4j. We have taken steps to ensure these vulnerabilities have been patched in our systems, but we cannot guarantee that all vulnerabilities have been patched in every system upon which we are dependent or that additional critical vulnerabilities of Log4j or other open source software upon which we rely will not be discovered. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those to secure our product development, test, evaluation, and deployment activities, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. From time to time, we do identify product vulnerabilities, including through our bug bounty program. Although we have policies and procedures in place designed to swiftly characterize the potential impact of such vulnerabilities and develop appropriate patching or upgrade recommendations, and also maintain policies and procedures related to vulnerability scanning and management of our internal corporate systems and networks, such policies and procedures may not be followed or detect every issue.
Our Platform and service operate in conjunction with, and we are dependent upon, third-party products, services, and components. Our ability to monitor our third-party service providers’ data security is limited, and in any event, attackers may be able to circumvent our third-party service providers’ data security measures. There have been and may continue to be significant attacks on certain of our third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our Platform and service. If there is a security vulnerability, error, or other bug in one of these third-party products, services, or components and if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position. We and our service providers may be unable to anticipate these techniques, react, remediate or otherwise address any security vulnerability, breach or other incident in a timely manner, or implement adequate preventative measures.

If any unauthorized access to our network, systems or data, including our sensitive and proprietary information, personal data from our users, developers or creators, or other data, or any other security loss or unavailability of, or unauthorized use or disclosure of personal data or any other security breach or incident, occurs or is believed to have occurred, whether as a result of third-party action, employee negligence, error or malfeasance, defects, social engineering techniques, ransomware attacks, or otherwise, our reputation, brand and competitive position could be damaged, our and our users’, developers’, and creators’ data and intellectual property could potentially be lost or compromised, and we could be required to spend capital and other resources to alleviate problems caused by such actual or perceived breaches or incidents and remediate our systems. We could also be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. In the past, we have experienced social engineering attacks (including through phishing attacks), and if similar attacks occur and are successful, this could have a negative impact on our business or result in unfavorable publicity. Additionally, we contract with certain third parties to store and process certain data for us, including our distribution channels, and these third parties face similar risks of actual and potential security breaches, which could present similar risks to our business, reputation, financial condition, and results of operations.
The economic costs to us to reduce or alleviate cyber or other security problems, such as spammers, errors, bugs, flaws, “cheating” programs, defects or corrupted data, could be significant and may be difficult to anticipate or measure. Even the perception of these issues may cause developers, creators, and users to use our Platform less or stop using it altogether, and the costs could divert our attention and resources, any of which could result in claims, demands, and legal liability to us, regulatory investigations and other proceedings, and otherwise harm our business, reputation, financial condition or results of operations. There could also be regulatory fines imposed for certain data breaches that take place around the world. Further, privacy, biometrics, data security, and data protection laws, such as the California Consumer Privacy Act, or CCPA, allow for a private right of action, which may lead to consumer litigation for certain data breaches that relate to a specified set of personal information.
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
We rely on suppliers for several components of the equipment we use to operate our Platform. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the current availability, terms, and pricing of these components. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source for servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts are completed. In addition, the technology equipment industry has experienced component shortages and delivery delays, and we have and may in the future experience shortages or delays, including as a result of increased demand in the industry, natural disasters, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have data centers and PoPs that support our Platform. For example, the ongoing COVID-19 pandemic and supply chain constraints for servers and other equipment required for our operations has resulted and could in the future result in disruptions and delays for these components and the delivery and installation of such components at our data centers and PoPs. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components may delay the opening of new data centers, PoPs, co-location facilities or the creation of fully redundant operations, limit capacity expansion, or replacement of defective or obsolete equipment at existing data centers and PoPs or cause other constraints on our operations that could damage our ability to serve our developers, creators, and users.

We have seen the growth rate of our users fluctuate and expect it to continue to change over time. If we fail to retain users or add new users, or if our users decrease their level of engagement with our Platform, revenue, bookings, and operating results will be harmed.
During the year ended December 31, 2021 and six months ended June 30, 2022, we averaged 45.5 million and 53.2 million DAUs, respectively. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Our DAU growth rate has fluctuated in the past and may slow in the future due to various factors. As COVID-19 related shelter-in-place orders are lifted and society adjusts to living with COVID-19, we have seen growth rates moderate in certain markets. Other factors including: the introduction of new experiences on our Platform, performance issues with our Platform, higher market penetration rates, and competition from a variety of entertainment sources for our users and their time could also cause our growth rates to fluctuate. For example, while our DAUs have grown sequentially on a quarterly basis for the last several years, there have been months where they have not or have grown at a slower pace, often due to seasonal or other factors. Seasonal factors may have been impacted by the COVID-19 pandemic and we expect that seasonality could again cause user activity to decrease, including below historical levels as the impacts of the COVID-19 pandemic moderate. In addition, our strategy seeks to expand the age groups and geographic markets that make up our users, and if and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in DAUs will need to come from other age or geographic cohorts in other markets, which may be difficult, costly or time consuming for us to achieve. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, or we fail to effectively monetize users in certain geographic markets, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
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
We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications. Many of the companies with which we compete for qualified employees have greater resources than we have and may offer compensation packages that are perceived to be better than ours. For example, we offer equity awards to a substantial majority of our job candidates and existing employees as part of their overall compensation package. If the perceived value of our equity awards declines, including as a result of volatility or declines in the market price of our Class A common stock or changes in perception about our future prospects, it may adversely affect our ability to recruit and retain highly qualified employees. Additionally, changes in our compensation structure may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. In 2022 and 2021, there has been a dramatic increase in workers leaving their positions throughout our industry that is being referred to as the “great resignation,” and the market to build, retain and replace talent has become even more highly competitive. We face intense competition for qualified individuals from numerous technology companies. In this period of the “great resignation,” we have faced and may continue to face higher employee turnover rates. We may incur significant costs to attract and retain these qualified individuals, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. Further, our current and future office environments or work policies may not meet the expectations of our employees or prospective employees, and we may experience attrition as we transition from a fully remote workforce to a primarily in-office work environment as certain employees may desire to remain fully remote. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected. Changes in immigration laws or varying applications of immigration laws to limit the availability of certain work visas or increase visa fees in the U.S. may impact our ability to hire the engineering and other talent that we need to continue to enhance our Platform, which could have an adverse impact on our business, financial condition, and results of operations. It is difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our technology professionals.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovative approach, creativity, and teamwork fostered by our culture and our business could be harmed.
We believe that a critical component of our success has been our culture. We have invested substantial time and resources in building out our team with an emphasis on shared values and a commitment to diversity and inclusion. As we continue to grow and develop the infrastructure associated with being a public company, we will need to expend significant efforts to maintain our culture among a larger number of employees dispersed in various geographic regions. Additionally, after over two years of our employees working from home in light of the COVID-19 pandemic, it has been difficult to maintain or enhance our culture. We have shifted to our “future of work” plan, which includes a hybrid model where the majority of our employees work from one of our offices between one to five days per week and other employees may work remotely. A hybrid model may create challenges, including challenges maintaining our corporate culture, increasing attrition or limiting our ability to attract employees if individuals prefer to continue working full time at home or in the office. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our mission to connect a billion people with optimism and civility.
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
•we fail to establish a successful advertising model;
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
We introduced our users to offerings for Robux that are subscription-based. While we intend for these efforts to generate increased recurring revenues from our existing user base, they may cause users to decrease their purchases of Robux and decrease these users’ overall spend on our Platform. Our ability to continue to attract and retain users of our paid subscription services will depend in part on our ability to consistently provide our subscribers with a quality experience. If our users do not perceive these offerings to be of value, or if we introduce new or adjust existing features or pricing in a manner that is not favorably received by them, we may not be able to attract and retain subscribers or be able to convince users to become subscribers of such additional service offerings, and we may not be able to increase the amount of recurring revenue from our user base. Subscribers may cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, the need to reduce household expenses, competitive services that provide a better value or experience or as a result of changes in pricing. If our efforts to attract and retain subscribers are not successful, our business, operating results, and financial condition may be adversely impacted.
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
We operate our Platform throughout the world and are subject to risks and challenges associated with international business. For the six months ended June 30, 2022 and for the year ended December 31, 2021, approximately 77% and 74% of our DAUs, respectively, and 34% and 32% of our revenue, respectively was derived from outside the U.S. and Canada region. We intend to continue to expand internationally, and this expansion is a critical element of our future business strategy. However, as we continue to expand internationally, including into developing countries where consumer discretionary spending is relatively weak, while our DAUs increase, the growth rate of our bookings could decelerate due to weaker spending by users from those regions, and our ABPDAU has been and may continue to be negatively impacted. While we have a number of developers, creators, and users outside of the U.S., we have limited offices located outside of the U.S. and Canada, and there is no guarantee that our international efforts will be successful. The risks and challenges associated expanding our international presence, having developers, creators, and users outside the U.S. and those that can affect international operations generally and negatively impact our business and results of operations, include:
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
•compliance with multiple, ambiguous, or evolving governmental laws and regulations, including those relating to employment, tax, content regulation, privacy, data protection, anti-corruption, import/export, customs, anti-boycott, sanctions and embargoes, antitrust, data transfer, storage and security, content monitoring, preclusion, and removal, advertising and consumers in general, and industry-specific laws and regulations, localization of our services, including translation into foreign languages and associated expenses;
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
Some developers, creators, and users on our Platform may make unauthorized, fraudulent, or illegal use of Robux and other digital goods or experiences on our Platform, including through unauthorized third-party websites or “cheating” programs.
Robux and digital goods on our Platform have no monetary value outside of our Platform, but users have made and may in the future make unauthorized, fraudulent, or illegal sales and/or purchases of Robux and other digital goods on or off of our Platform, including through unauthorized third-party websites in exchange for real-world currency. For example, some users have made fraudulent use of credit cards owned by others on our Platform to purchase Robux and offer the purchased Robux for sale at a discount on a third-party website. For the six months ended June 30, 2022, total chargeback expense to us from this fraud was approximately 4.14% of bookings.

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
In addition, unauthorized, fraudulent, and/or illegal purchases and/or sales of Robux or other digital goods on or off of our Platform, including through third-party websites, bots, fake accounts, or “cheating” or malicious programs that enable users to exploit vulnerabilities in the experiences on our Platform, could reduce our revenue and bookings by, among other things, decreasing revenue from authorized and legitimate transactions, increasing chargebacks from unauthorized credit card transactions, causing us to lose revenue and bookings from dissatisfied users who stop engaging with the experiences on our Platform, or increasing costs we incur to develop technological measures to curtail unauthorized transactions and other malicious programs.
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
We compete for both users and developers and creators. We compete to attract and retain our users’ attention on the basis of our content and user experiences. We compete for users and their engagement hours with global technology leaders such as Amazon, Apple, Meta Platforms, Google, Microsoft, and Tencent, global entertainment companies such as Comcast, Disney, and ViacomCBS, global gaming companies such as Activision Blizzard, Electronic Arts, Take-Two, Valve, and Unity, online content platforms including Netflix, Spotify, and YouTube, as well as social platforms such as Facebook, TikTok, Instagram, Pinterest, and Snap.
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
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need for developers and creators to develop new experiences and virtual items, enhance our existing experiences, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our Class A common stock. Any debt financing that we secure in the future could involve offering security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of the COVID-19 pandemic, the conflict in Ukraine, market downturn, and growing fears of a national or global recession, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition or results of operations may be harmed.
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
This management team, as a group, has limited experience managing a publicly traded company. As such, our management team may not successfully or efficiently manage our obligations as a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.

We anticipate that our ongoing efforts related to privacy, data protection, safety, data security, and content review will identify additional instances of misuse of user data or other undesirable activity by third parties on our Platform.
In addition to our efforts to mitigate cybersecurity risks, we have made and are continuing to make investments in privacy, data protection, user safety, data security, and content review efforts to combat misuse of our services and user data by third parties, including investigations of individuals we have determined to have attempted to access and in some cases, have accessed, user data without authorization. Our internal teams also continually monitor and address any unauthorized attempts to access data stored on servers that we own or control or data available to our third-party customer service providers. As a result of these efforts we have discovered and disclosed, and anticipate that we will continue to discover and disclose, additional incidents of misuse of or unauthorized access of user data or other undesirable activity by third parties. We have taken steps to protect the data that we have access to, but despite these efforts, our security measures, or those of our third-party service providers, could be insufficient or breached as a result of third-party action, malfeasance, employee errors, service provider errors, technological limitations, defects or vulnerabilities in our Platform or otherwise. Additionally, many of our employees and third-party service providers with access to user data currently are and may in the future be working remotely, which may increase our or our third-party service providers risk of security breaches or incidents. Moreover, globally there has been an increase in cybersecurity attacks since Russia invaded Ukraine. The risk of state-supported and geopolitical-related cyber-attacks may increase in connection with the war in Ukraine and any related political or economic responses and counter-responses. We may not discover all such incidents or activity or be able to respond to or otherwise address them, promptly, in sufficient respects or at all. Such incidents and activities have in the past, and may in the future, involve the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, theft of in-game currency or virtual items in valid user accounts, and activities that threaten people’s safety on- or offline. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments, whether actual or perceived, may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such developments may also subject us to future litigation and regulatory inquiries, investigations, and proceedings, including from data protection authorities in countries where we offer services and/or have users, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.
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
The Chinese economic, legal, and political landscape also differs from other countries in many respects, including the level of government involvement and regulation, control of foreign exchange and allocation of resources and uncertainty regarding the enforceability and scope of protection for intellectual property rights. The laws, regulations and legal requirements in China are also subject to frequent changes and the exact obligations under and enforcement of laws and regulations are often subject to unpublished internal government interpretations and policies which makes it challenging to ascertain compliance with such laws. For example, laws and regulations limit the time users within China under the age of 18 can spend on entertainment platforms such as Roblox to one hour each day on Friday, Saturday, Sunday and on certain holidays only. China also recently adopted new online privacy laws. We may incur increased operating expenses related to data security and data protection in China, including with respect to access to user data and confidential company information as well as any network interconnections and cross border system integrations. Any unauthorized access to such data, networks, or systems, or the mere perception thereof, could have a significant negative impact on our reputation and lead to increased regulatory inquiry and oversight.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. For the six months ended June 30, 2022, approximately 77% of our DAUs and 34% of our revenue was derived from outside the U.S. and Canada region. While we periodically adjust the price of Robux to account for the relative value of this local currency to the U.S. dollar these adjustments are not immediate nor do they typically exactly track the underlying currency fluctuations. As a result, rapid appreciation of the U.S. dollar against these foreign currencies has harmed and may in the future harm our reported results and cause the revenue derived from our foreign users to decrease. In addition, even if we do adjust the cost of our Robux in foreign markets to track appreciation in the U.S. dollar, such appreciation could increase the costs of purchasing Robux to our users outside of the U.S., adversely affecting our business, results of operations and financial condition.
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
The stock-based compensation expense related to our RSUs and other outstanding equity awards has increased our expenses in recent periods and may continue to do so in future periods due to grants of RSUs to new and existing employees. We also expend substantial funds to satisfy a portion of our tax withholding and remittance obligations that arise upon the vesting and/or settlement of certain of our RSUs, which may have an adverse effect on our financial condition and results of operations.
The RSUs granted to our employees and directors prior to our direct listing, generally vest upon the satisfaction of both service-based and liquidity event-related performance vesting conditions occurring before the award’s expiration date. The service-based vesting period has been generally satisfied by the award holder providing services to us over a four-year period. The liquidity event-related performance vesting condition was satisfied on the effective date of our registration statement on Form S-1/A. As of March 31, 2021, we began recognizing stock-based compensation expense for such RSUs. The RSUs granted subsequent to our Direct Listing only have a service based vesting condition, which historically has been generally satisfied over a four-year period. Starting in July 2022, the service-based vesting period will generally be satisfied by the award holder providing services to us over a three-year period.
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
Certain privacy, biometrics, data security, and data protection laws and regulations, have placed and will continue to place significant privacy, data protection, and data security obligations on organizations such as ours and may require us to continue to change our policies and procedures. For example, the GDPR, which came into force in May 2018, imposed more stringent data protection requirements regarding EU personal data, and its provisions include increasing the maximum level of fines that EU regulators may impose for the most serious breaches of noncompliance of €20 million or 4% of annual global revenues of the previous year, whichever is greater. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer harm and (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR. If we are found not to be compliant with GDPR or similar requirements, we may be subject to significant fines and the risk of civil litigation. Further, even the perception of such noncompliance may result in reputational damage, and our business may be seriously harmed.
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

The United Kingdom left the EU, effective January 31, 2020, known as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. The United Kingdom maintains the Data Protection Act of 2018 and the UK GDPR, which collectively implement and complement the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues, uncertainty remains regarding the future of data protection in the United Kingdom. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Such adequacy decision must, however, be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR and other United Kingdom data protection laws or regulations may develop in the medium to longer term, nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated. We continue to monitor and review the impact of any resulting changes to EU, United Kingdom or Swiss law or guidance that could affect our operations. For example, we are evaluating the SCCs and similar clauses that have been issued in the United Kingdom, as well as monitoring potential developments with similar clauses for Switzerland. We are also evaluating the UK’s Age Appropriate Design Code, or AADC, which focuses on online safety and protection of children’s privacy online. The AADC became effective September 2, 2021 and noncompliance with the AADC may result in audits or other proceedings by the United Kingdom’s Information Commissioner Office, or ICO, the regulatory body set up to uphold information rights in the United Kingdom, and other regulators in the EEA or Switzerland, as noncompliance with the AADC may indicate noncompliance with applicable data protection law. The ICO continues to engage with industry leaders to interpret the AADC and help companies get into compliance with the AADC. In addition, we are monitoring developments with the Digital Services Act, which is expected to become effective in early 2024. The Digital Services Act imposes new content moderation obligations, notice obligations, advertising restrictions and other requirements on digital platforms. Noncompliance with the Digital Services Act could result in fines of up to 6% of annual global revenues, which are in addition to the ability of civil society organization and NGOs to lodge class action lawsuits. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and laws and regulations of applicable EU Member States and the United Kingdom relating to privacy, data security and data protection in connection with any measures we take to comply with them.
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

In addition, the CCPA went into effect in January 2020 (implementing regulations effective in August 2020), which established a new privacy framework for covered businesses such as ours, requiring us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Additionally, a new privacy law, the CPRA, was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA comes into effect on January 1, 2023, which, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. The enactment of the CCPA has prompted similar legislative developments in other states in the U.S., such as Virginia, which in March 2021 enacted a Consumer Data Protection Act that will go into effect January 1, 2023, Colorado, which in June 2021 enacted a Colorado Privacy Act that will go into effect July 1, 2023, Utah, which in March 2022 enacted a Utah Consumer Privacy Act that will go into effect December 31, 2023, and Connecticut, which in May 2022 enacted the Act Concerning Personal Data Privacy and Online Monitoring that will go into effect on December 31, 2023. Similar laws are being considered by other state legislatures and by the U.S. federal government. Similar laws are being considered by other state legislatures. These developments create the potential for a patchwork of overlapping but different state laws. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business. The potential effects of this legislation are far-reaching, create the potential for a patchwork of overlapping but different laws, and may require us to modify data processing practices and policies, incur substantial costs and expenses in an effort to comply, or restrict our operations.
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
We are subject to a variety of laws in the U.S. and abroad that affect our business. As a global Platform with users in over 180 countries, we are subject to a myriad of regulations and laws regarding consumer protection, including the use of gift cards, advertising, electronic marketing, protection of minors, privacy, biometrics, data security, data protection and data localization requirements, online services, anti-competition, freedom of speech, labor, real estate, taxation, intellectual property ownership and infringement, tax, export and national security, tariffs, anti-corruption and telecommunications, all of which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us, which in some cases can be enforced by private parties in addition to government entities, are often uncertain and may be conflicting, particularly laws outside the U.S., and compliance with laws, regulations and similar requirements may be burdensome and expensive. Laws and regulations may be inconsistent from jurisdiction to jurisdiction, which may increase the cost of compliance and doing business and expose us to possible litigation, penalties or fines. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could make our Platform less attractive to our users, developers or creators or cause us to change or limit our ability to sell our Platform. We have policies and procedures designed to ensure compliance with applicable laws and regulations, but we cannot assure you that we will not experience violations of such laws and regulations or our policies and procedures.
We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. Foreign governments, may censor our Platform in their countries, restrict access to our Platform from their countries entirely, impose other restrictions that may affect their citizens’ ability to access our Platform for an extended period of time or even indefinitely, require data localization, or impose other laws or regulations that we cannot comply with, would be difficult for us to comply with, or would require us to rebuild our Platform or the infrastructure for our Platform. Numerous countries, including Germany, have regulations relating to this area and they may impose significant fines for failure to comply with certain content removal and disclosure obligations. Other countries, including Singapore, India, Turkey, Mexico, Australia, and the United Kingdom, have implemented or are considering similar legislation imposing penalties for failure to remove certain types of content. On the other hand, some users, developers, and creators may choose not to use our Platform if we actively police content. Further, new content related regulations, including the Digital Services Act adopted by the European Union Parliament, which is expected to go effective in 2024, may increase our compliance cost.
In addition, there are ongoing academic, political, and regulatory discussions in the U.S., Canada, Europe, United Kingdom, Australia, and other jurisdictions regarding whether certain mechanisms that may be included in the experiences on our Platform, such as features commonly referred to as “loot boxes,” and certain genres of experiences, such as social casino, that may reward gambling, should be subject to a higher level or different type of regulation than other genres of experiences to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. In July 2022, Spanish gambling regulators introduced a bill aimed at prohibiting minors from accessing “loot boxes”, which if passed, may require us to limit the availability of certain features in Spain. Similar regulations may be adopted in other countries. In Brazil, an action known as a “civil action in the public interest” was filed in late February 2021 by a child and teenager protection organization against various video game companies seeking to obtain an injunction and, ultimately, a ban on loot boxes. If the case is successful the result could be a general ban on loot boxes in Brazil, which may have a negative impact on our revenue in Brazil. In addition, it is possible that similar lawsuits could be filed against us in Brazil or possibly other jurisdictions. Also, new regulation by the U.S. federal government and its agencies, such as the FTC, state agencies or foreign jurisdictions, which may vary significantly, could require that certain content in the experiences on our Platform be modified or removed, increase the costs of operating or monitoring the experiences on our Platform, impact user engagement and thus the functionality and effectiveness of our Platform or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied. If we become liable, directly or indirectly, under these laws or regulations, we could be harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our Platform, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition, or results of operations.

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
While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the DMCA, the CDA, the fair-use doctrine in the U.S. and the E-Commerce Directive in the EU, differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by developers, creators, or users or otherwise contributed by third parties to our Platform. As an example, Article 17 of the Directive on Copyright in the Digital Single Market was passed in the EU, which affords copyright owners some enforcement rights that may conflict with U.S. safe harbor protections afforded to us under the DMCA. Member states in the EU are in the process of determining how Article 17 will be implemented in their particular country. In addition, the EU is reviewing the regulation of digital services and on December 15, 2020, the European Commission released its proposal for a regulation on a Single Market for Digital Services (the Digital Services Act), a package of legislation intended to update the liability and safety rules for digital platforms, products, and services, which could negatively impact the scope of the limited immunity provided to us by the E-Commerce Directive. In countries in Asia and Latin America, generally there are not similar statutes to the CDA or E-Commerce Directive. On April 23, 2022, a political agreement among EU institutions on the final text of the Digital Services Act was reached, and the Digital Services Act is expected to be formally adopted in the summer of 2022 and to go into force in early 2024. The laws of countries in Asia and Latin America generally provide for direct liability if a platform is involved in creating such content or has actual knowledge of the content without taking action to take it down. Further, laws in some Asian countries also provide for primary or secondary liability, which can include criminal liability, if a platform failed to take sufficient steps to prevent such content from being uploaded. Although these and other similar legal provisions provide limited protections from liability for platforms like ours, if we are found not to be protected by the safe harbor provisions of the DMCA, CDA or other similar laws, or if we are deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, including Article 17, we may owe substantial damages and our brand, reputation, and financial results may be harmed.

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
The dual class stock structure of our common stock has the effect of concentrating voting control in our Founder, President, CEO and Chair of our board of directors, David Baszucki, which limits or precludes your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
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
•our amended and restated certificate of incorporation does not provide for cumulative voting;
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
We are and/or may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, privacy, biometrics, data security, data protection, product liability, consumer protection, employment, class action, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. For example, on March 9, 2022, an alleged shareholder filed a putative securities class action against us and certain of our executives and directors, alleging violations of Sections 11, 12(a)(2), and 15 of the Securities Act in connection with the registration statement for our direct listing. The parties have stipulated to a dismissal of the Superior Court case, but we anticipate the shareholder will refile this action in Federal Court. Additionally, on May 25, 2021, a putative consumer class action lawsuit was filed against us in the United States District Court for the Northern District of California, asserting various claims arising from allegations that we disabled access to virtual items found to violate our Terms of Use. In this and similar lawsuits brought on behalf of child users, the court may allow minors to disaffirm or avoid enforcement of our Terms of Use, depending on the circumstances. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On April 1, 2022, we issued an aggregate of 385,093 shares of our Class A common stock for an aggregate fair value of $4.0 million in connection with our acquisition of Hamul, as consideration to certain accredited investors that were former equity holders of Hamul, of which 297,945 shares were issued to its founders and are subject to certain time and service-based vesting conditions over a period of three years. These shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39763	3.1	May 13, 2021
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-39763	3.2	May 13, 2021
4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-250204	4.1	January 8, 2021
4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of January 6, 2021.	S-1/A	333-250204	4.2	January 8, 2021
4.3	Form of Common Stock Warrant issued in connection with an acquisition between the registrant, Jerome Boulon and CaliStream, LLC.	S-1/A	333-250204	4.3	January 8, 2021
4.4	Indenture, dated as of October 29, 2021, between Roblox Corporation and U.S. Bank National Association, as Trustee.	8-K	001-39763	4.1	October 29, 2021
4.5	Form of 3.875% Senior Notes due 2030.	8-K	001-39763	4.2	October 29, 2021
10.1*	Outside Director Compensation Policy, as amended.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*    Filed herewith
†    The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roblox Corporation

Date: August 10, 2022	By:	/s/ Michael Guthrie

Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)