Form 10-Q
period 2022-09-30
Roblox Corp
filed 2022-11-09
CIK 1315098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 1, 2022, the registrant had 549,478,789 shares of Class A common stock and 51,337,302 of Class B common stock, each with a par value of $0.0001 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “plan,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “would,” “intend,” “shall,” “project,” “contemplate,” “opportunity,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•the impact of inflation and global economic conditions on our operations;
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
•the impact of foreign currency exchange rates and rising interest rates on results of operations;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ROBLOX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	As of
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$3,021,507	$3,004,300
Accounts receivable—net of allowances	185,831	307,349
Prepaid expenses and other current assets	72,925	32,091
Deferred cost of revenue, current portion	387,817	406,025
Total current assets	3,668,080	3,749,765
Property and equipment—net	525,928	271,352
Operating lease right-of-use assets	452,852	221,285
Deferred cost of revenue, long-term	204,921	137,524
Intangible assets, net	53,655	59,666
Goodwill	130,453	118,071
Other assets	2,435	2,933
Total assets	$5,038,324	$4,560,596
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,099	$64,395
Accrued expenses and other current liabilities	273,832	180,769
Developer exchange liability	168,367	163,906
Deferred revenue—current portion	1,750,860	1,758,022
Total current liabilities	2,238,158	2,167,092
Deferred revenue—net of current portion	960,924	616,834
Operating lease liabilities	425,973	194,616
Long-term debt, net	988,663	987,723
Other long-term liabilities	13	1,408
Total liabilities	4,613,731	3,967,673
Commitments and contingencies (Note 11)
Stockholders’ Equity
Common stock, $0.0001 par value; 5,000,000 and 5,000,000 authorized as of September 30, 2022, and December 31, 2021, respectively, 600,641 and 585,878 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively; Class A common stock—4,935,000 and 4,935,000 shares authorized as of September 30, 2022, and December 31, 2021, respectively, 549,303 and 534,541 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively; Class B common stock—65,000 and 65,000 shares authorized as of September 30, 2022, and December 31, 2021, respectively, 51,337 and 51,337 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively
	59	58
Additional paid-in capital	2,041,042	1,568,638
Accumulated other comprehensive income/(loss)	997	62
Accumulated deficit	(1,618,381)	(983,941)
Total Roblox Corporation stockholders’ equity	423,717	584,817
Noncontrolling interests	876	8,106
Total stockholders’ equity	424,593	592,923
Total liabilities and stockholders’ equity	$5,038,324	$4,560,596
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$517,707	$509,336	$1,646,048	$1,350,412
Cost and expenses:
Cost of revenue(1)	126,437	130,015	405,226	344,882
Developer exchange fees	151,470	129,952	441,740	378,604
Infrastructure and trust & safety	190,986	117,387	490,576	320,509
Research and development	235,551	138,245	625,070	359,637
General and administrative	81,165	51,584	217,613	243,637
Sales and marketing	32,105	19,599	87,708	58,591
Total cost and expenses	817,714	586,782	2,267,933	1,705,860
Loss from operations	(300,007)	(77,446)	(621,885)	(355,448)
Interest income	12,764	28	17,206	59
Interest expense	(10,005)	—	(29,895)	—
Other income/(expense), net	(4,302)	(770)	(7,732)	(1,810)
Loss before income taxes	(301,550)	(78,188)	(642,306)	(357,199)
Provision for/(benefit from) income taxes	352	(998)	350	(976)
Consolidated net loss	(301,902)	(77,190)	(642,656)	(356,223)
Net loss attributable to the noncontrolling interest	(4,104)	(3,188)	(8,216)	(7,870)
Net loss attributable to common stockholders	$(297,798)	$(74,002)	$(634,440)	$(348,353)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.13)	$(1.07)	$(0.73)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	597,779	575,932	593,452	480,357
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Consolidated net loss	$(301,902)	$(77,190)	$(642,656)	$(356,223)
Other comprehensive income/(loss):
Foreign currency translation adjustments	1,064	(4)	1,921	44
Other comprehensive income/(loss), net of tax	1,064	(4)	1,921	44
Total comprehensive loss including noncontrolling interests	(300,838)	(77,194)	(640,735)	(356,179)
Less: net loss attributable to noncontrolling interests	(4,104)	(3,188)	(8,216)	(7,870)
Less: cumulative translation adjustments attributable to noncontrolling interests	475	(2)	986	22
Total comprehensive loss attributable to noncontrolling interests	(3,629)	(3,190)	(7,230)	(7,848)
Total comprehensive loss attributable to common stockholders	$(297,209)	$(74,004)	$(633,505)	$(348,331)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/((DEFICIT)
(in thousands)
(unaudited)
Three Months Ended September 30, 2022

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	—	—	596,622	$59	$1,867,204	$408	$(1,320,583)	$4,505	$551,593
Issuance of common stock upon exercise of stock options	—	—	1,820	—	4,020	—	—	—	4,020
Issuance of common stock under ESPP	—	—	240	—	8,459	—	—	—	8,459
Stock-based compensation	—	—	—	—	161,359	—	—	—	161,359
Release of restricted stock units	—	—	1,959	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	589	—	475	1,064
Net loss	—	—	—	—	—	—	(297,798)	(4,104)	(301,902)
Balance at September 30, 2022	—	—	600,641	$59	$2,041,042	$997	$(1,618,381)	$876	$424,593
Nine Months Ended September 30, 2022

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	—	585,878	$58	$1,568,638	$62	$(983,941)	$8,106	$592,923
Issuance of common stock upon exercise of stock options	—	—	8,176	1	19,672	—	—	—	19,673
Issuance of common stock from acquisition of a business	—	—	385	—	10,138	—	—	—	10,138
Issuance of common stock under ESPP	—	—	575	—	22,702	—	—	—	22,702
Release of restricted stock units	—	—	5,575	—	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	—	—	(3)	—	(150)	—	—	—	(150)
Exercise of common stock warrants	—	—	60	—	204	—	—	—	204
Others	—	—	(5)	—	(204)	—	—	—	(204)
Stock-based compensation	—	—	—	—	420,042	—	—	—	420,042
Cumulative translation adjustments	—	—	—	—	—	935	—	986	1,921
Net loss	—	—	—	—	—	—	(634,440)	(8,216)	(642,656)
Balance at September 30, 2022	—	—	600,641	$59	$2,041,042	$997	$(1,618,381)	$876	$424,593
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/((DEFICIT)
(in thousands)
(unaudited)
Three Months Ended September 30, 2021

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	—	—	574,595	$57	$1,293,160	$114	$(766,641)	$15,349	$542,039
Issuance of common stock upon exercises of stock options	—	—	2,944	1	9,169	—	—	(45)	9,125
Issuance of common stock from acquisition of a business	—	—	487	—	31,274	—	—	—	31,274
Issuance of common stock under Employee Purchase Plan	—	—	191	—	11,268	—	—	—	11,268
Stock-based compensation	—	—	—	—	89,319	—	—	—	89,319
Release of restricted stock units	—	—	254	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	(2)	—	(2)	(4)
Net loss	—	—	—	—	—	—	(74,002)	(3,188)	(77,190)
Balance at September 30, 2021	—	—	578,471	$58	$1,434,190	$112	$(840,643)	$12,114	$605,831
Nine Months Ended September 30, 2021

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Equity/(deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	337,235	$344,827	201,327	$20	$239,792	$90	$(492,290)	$20,007	$(232,381)
Issuance of common stock upon exercises of stock options	—	—	27,083	3	51,056	—	—	(45)	51,014
Issuance of common stock from acquisition of a business	—	—	487	—	31,274	—	—	—	31,274
Issuance of common stock under Employee Purchase Plan	—	—	191	—	11,268	—	—	—	11,268
Issuance of Series H preferred stock, net	11,889	534,286	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with the direct listing	(349,124)	(879,113)	349,124	35	879,078	—	—	—	879,113
Stock-based compensation	—	—	—	—	221,722	—	—	—	221,722
Release of restricted stock units	—	—	258	—	—	—	—	—	—
Other	—	—	1	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	22	—	22	44
Net loss	—	—	—	—	—	—	(348,353)	(7,870)	(356,223)
Balance at September 30, 2021	—	—	578,471	$58	$1,434,190	$112	$(840,643)	$12,114	$605,831
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Consolidated net loss	$(642,656)	$(356,223)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	87,545	53,439
Stock-based compensation expense	420,042	221,722
Operating lease non-cash expense	49,115	31,936
Other non-cash charges/(credits)	(34)	1,137
Amortization of debt issuance costs	940	—
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	119,948	77,086
Accounts payable	(8,331)	(230)
Prepaid expenses and other current assets	(42,604)	(19,501)
Other assets	498	(4,188)
Developer exchange liability	4,461	36,844
Accrued expenses and other current liabilities	6,982	38,098
Other long-term liability	(579)	(1,022)
Operating lease liabilities	(32,989)	(24,055)
Deferred revenue	336,928	616,375
Deferred cost of revenue	(49,189)	(134,532)
Net cash provided by operating activities	250,077	536,886
Cash flows from investing activities:
Acquisition of property and equipment	(268,958)	(48,331)
Payments related to business combination, net of cash acquired	(6,165)	(45,692)
Purchases of intangible assets	(1,500)	(7,856)
Net cash used in investing activities	(276,623)	(101,879)
Cash flows from financing activities:
Proceeds from issuance of common stock	42,706	62,278
Payment of term license related obligations	(420)	—
Payment of withholding taxes related to net share settlement of restricted stock units	(150)	—
Net proceeds from issuance of preferred stock	—	534,286
Payment of debt issuance cost	(154)	—
Payments related to business combination, after acquisition date	(150)	—
Net cash provided by financing activities	41,832	596,564
Effect of exchange rate changes on cash and cash equivalents	1,921	45
Net increase in cash and cash equivalents	17,207	1,031,616
Cash and cash equivalents
Beginning of period	3,004,300	893,943
End of period	$3,021,507	$1,925,559
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,590	—
Cash paid for income taxes	$887	—
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$111,121	$32,935
Fair value of common stock and unregistered restricted stock units issued as consideration for business combination	—	$31,274
Conversion of convertible preferred stock to common stock upon direct listing	—	$879,113
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
The Company’s fiscal year ends on December 31. For example, references to fiscal year 2022 and 2021 refer to the fiscal year ending December 31, 2022 and December 31, 2021, respectively.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the U.S. Securities and Exchange Commission, or the SEC, regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022.
In the Company’s opinion, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 2022 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other period.
There have been no material changes in the Company’s significant accounting policies as described in the Company’s consolidated financial statements for the year ended December 31, 2021 included in the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022.
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
Segments
The Company operates as a single operating and reportable segment, which is at the consolidated entity level. The chief operating decision maker, or CODM, of the Company is its Chief Executive Officer, or the CEO, who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis, accompanied by disaggregated information of the Company’s revenue.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, the estimated period of time the virtual items are available to the user and the estimated amount of consumable and durable virtual items purchased for which the Company lacks specific information that the Company uses for revenue recognition, useful lives of property and equipment and intangible assets, valuation of acquired goodwill and intangible assets, accrued liabilities (including accrued developer exchange fees), contingent liabilities, valuation of deferred tax assets and liabilities, stock-based compensation, the carrying value of operating lease right-of-use assets, evaluation of recoverability of long-lived assets and carrying value of goodwill. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. Actual results could differ from those estimates and any such differences may be material to the consolidated financial statements. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.
Although there remains significant uncertainty surrounding the COVID-19 pandemic for global and regional economies, its overall impact is gradually declining. As of the date of issuance of the condensed consolidated financial statements, the Company is not aware of any specific event of circumstance related to COVID-19 that would require it to update its estimates or judgments or adjust the carrying value of its assets or liabilities. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.
Change in Accounting Estimate
In the third quarter of 2022, the Company completed its quarterly assessment of paying user life estimate, which is used for revenue recognition of durable virtual items and calculated based on historical monthly retention data for each paying user cohort to project future participation on the Roblox Platform. Based on this assessment, the Company updated its paying user life estimate to 28 months in the third quarter of 2022 compared to the previous estimate of 25 months, which was updated from 23 months in the first quarter of 2022. Based on the carrying amount of deferred revenue and deferred cost of revenue as of June 30, 2022, the change resulted in a decrease in revenue of $111.0 million and a decrease in cost of revenue of $25.5 million during the three months ended September 30, 2022.
In 2021, the Company’s paying user life estimate was 23 months. Based on the carrying amount of deferred revenue and deferred cost of revenue as of December 31, 2021, the changes in estimates discussed above resulted in a decrease in revenue of $329.7 million and a decrease in cost of revenue of $76.4 million during the nine months ended September 30, 2022. It is estimated that these changes in estimates will decrease our fiscal 2022 revenue and cost of revenue by $344.9 million and $79.3 million, respectively.
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. Cash and cash equivalents are deposited with high quality financial institutions and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal credit risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.
The Company provides credit, in the normal course of business, to various customers, performs ongoing credit evaluations of its customers, and maintains allowances for potential credit losses on customers’ accounts when deemed necessary. The Company has not experienced any material credit losses to date.
The Company uses various distribution channels to collect payments from users. As of September 30, 2022, and December 31, 2021, two distribution channels accounted for 57% and 54% of the Company’s accounts receivable, respectively. One of the distribution channels accounted for 27% and 19% of the Company’s accounts receivable as of September 30, 2022 and December 31, 2021, respectively. The second distribution channel accounted for 30% and 35% of the Company’s accounts receivable as of September 30, 2022 and December 31, 2021, respectively.
One distribution channel processed 31% and 32% of the Company’s overall revenue transactions for the three and nine months ended September 30, 2022, respectively and 35% for each of the three and nine months ended September 30, 2021. A second distribution channel processed 18% and 19% of the Company’s overall revenue transactions for the three and nine months ended September 30, 2022, respectively and 19% for each of the three and nine months ended September 30, 2021.

3. Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses, Topic 326: Measurement of Credit Losses on Financial Instruments,” which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently regarding the treatment of accrued interest, transfers between classifications for loans and debt securities, recoveries and the option to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets at amortized costs. The new standard requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The Company adopted the guidance during the quarter ended September 30, 2021 on a modified retrospective basis as of January 1, 2021. The adoption of this standard did not result in any cumulative effect adjustment on the Company’s condensed consolidated financial statements upon adoption as of January 1, 2021.
In February 2016, the FASB issued ASU No. 2016-02, Topic 842, which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset, or ROU asset, and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. The Company adopted the guidance on January 1, 2021 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2021. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, assessment on whether a contract was or contains a lease, and initial direct costs for leases that existed prior to January 1, 2021. The Company also elected to combine its lease and non-lease components and not recognize ROU assets and lease liabilities for leases with an initial term of 12 months or less. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of ROU assets. See Note 5, “Leases” to the Notes to Condensed Consolidated Financial Statements for more information.
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
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing country of users (in thousands, except percentages):

	Three Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$341,519	66%	$345,611	68%
Europe	92,347	18	94,522	19
Asia-Pacific, including Australia and New Zealand	48,573	9	37,529	7
Rest of world	35,268	7	31,674	6
Total	$517,707	100%	$509,336	100%

	Nine Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$1,088,535	66%	$919,322	68%
Europe	299,860	18	252,166	19
Asia-Pacific, including Australia and New Zealand	147,568	9	98,891	7
Rest of world	110,085	7	80,033	6
Total	$1,646,048	100%	$1,350,412	100%
(1)The Company’s revenues in the U.S. were 62% of consolidated net revenues for each of the three and nine months ended September 30, 2022, respectively and 64% for each of the three and nine months ended September 30, 2021.
No individual country, other than those disclosed above, exceeded 10% of the Company’s total revenue for any period presented.
Durable virtual items accounted for 89% and 90% of Roblox Platform revenue for the three and nine months ended September 30, 2022, respectively, and 90% and 88% for the three and nine months ended September 30, 2021, respectively.
Consumable virtual items accounted for 11% and 10% of Roblox Platform revenue for the three and nine months ended September 30, 2022, respectively, and 10% and 12% for the three and nine months ended September 30, 2021, respectively.
Contract Balances and Deferred Revenue
The Company receives payments from its users based on the payment terms established in its contracts. Such payments are initially recorded to deferred revenue and are recognized into revenue as the Company satisfies its performance obligations. Further, payments made by the Company’s users are collected by payment processors and remitted to the Company generally within 30 days.
Deferred revenue mostly consists of payments the Company receives from users in advance of revenue recognition. During the three months ended September 30, 2022 and 2021, $427.5 million and $421.9 million, respectively, of revenue was recognized that was included in the current portion deferred revenue balance at the beginning of the periods. During the nine months ended September 30, 2022 and 2021, $1,176.4 million and $835.2 million, respectively, of revenue was recognized that was included in the current portion deferred revenue balance at the beginning of the periods.

As of September 30, 2022, the aggregate amount of revenue allocated to unsatisfied performance obligations is included in the Company’s deferred revenue balances. As of September 30, 2022, the Company expects to recognize $1,750.9 million as revenue over the next 12 months and the remainder thereafter.
As mentioned above, the Company bills in advance of its performance obligations and as such, does not have unbilled receivables.
5. Leases
The Company has operating leases for real estate and co-located data centers. During the three and nine months ended September 30, 2022, operating lease expense was approximately $25.0 million and $63.6 million, respectively, compared to approximately $13.9 million and $38.7 million during the three and nine months ended September 30, 2021, respectively. Variable lease cost, short-term lease cost and sublease income were immaterial during the three and nine months ended September 30, 2022 and 2021.
As of September 30, 2022, $64.6 million of our operating lease liabilities was included in accrued expenses and other current liabilities and $426.0 million as long-term operating lease liabilities.
The following table presents maturity of lease liabilities under the Company’s non-cancelable operating leases as of September 30, 2022 (in thousands):

Remainder of 2022	$18,579
2023	56,384
2024	98,494
2025	87,564
2026	74,055
Thereafter	286,514
Total lease payments	$621,590
Less: interest(1)	131,022
Present value of lease liabilities	$490,568
(1)Calculated using the interest rate for each lease.
In addition, the Company has executed operating leases for data center and facilities which have not commenced as of September 30, 2022. The legally binding minimum lease payments for these leases is $378.2 million with lease terms ranging between three to twelve years.
Of the above amount, approximately $212.5 million pertains to a lease signed by the Company in San Mateo, California, on March 11, 2022 for office space of approximately 218,554 square feet, with a term of approximately 12 years and two renewal options of 5 years each. The Company expects to obtain possession of the office space in the second quarter of 2023. In addition, the Company expects to receive $22.9 million in tenant improvement allowance for the office space.
The following table presents supplemental information for leases that have commenced as of and for the nine months ended September 30, 2022 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	8.12
Weighted average discount rate	5.0%
Cash paid for amounts included in the measurement of lease liabilities(1)	$47,546
Lease liabilities arising from obtaining new ROU assets(2)	$279,712
(1)Excludes $1.2 million of leasehold incentives received from the landlord.
(2)Includes $125.5 million in line with the original commitment, relating to office space in San Mateo, California, for which possession was obtained during the second quarter of 2022, with a term of approximately 13 years, with two renewal options of 5 years each.

6. Fair Value Measurements
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of Level 1 assets. Level 1 assets include highly liquid money market funds that are included in cash and cash equivalents and the fair value is based on quoted prices in active markets for identical assets or liabilities. As of September 30, 2022, and December 31, 2021, there are no outstanding preferred stock warrants.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 during any of the periods presented below.
A summary of assets, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (in thousands):

		Fair Value
		As of
Financial Instrument	Fair Value Hierarchy	September 30, 2022	December 31, 2021
Financial Assets:
Money Market funds classified as cash equivalents	Level 1	$1,845,626	$2,853,055
Financial Liabilities
The Company’s financial liabilities that are not measured at fair value on a recurring basis consist of its 2030 Notes. Refer to Note 10, “Debt” to the Notes to Condensed Consolidated Financial Statements for more information.
The estimated fair value of the 2030 Notes was approximately $815.8 million and $1,016.2 million as of September 30, 2022 and December 31, 2021, respectively. While the 2030 Notes are recorded at cost, the fair values of the 2030 Notes were determined based on the trading price of $81.58 and $101.62 of the 2030 Notes on the last trading day of the reporting periods ended September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the fair values of the 2030 Notes are categorized as a Level 2 measurement as they are not actively traded.
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
The Company finalized allocation of purchase price during its fourth quarter ending December 31, 2022 and it did not result in any adjustment to the preliminary allocation.
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
8. Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table represents the changes to goodwill during the nine months ended September 30, 2022 (in thousands):

Carrying Amount
Balance as of December 31, 2021	$118,071
Addition from acquisition	12,382
Balance as of September 30, 2022	$130,453
There are no accumulated impairment losses for any period presented.

Intangible Assets
Intangible assets are carried at cost less accumulated amortization.
The following tables present details of the Company’s intangible assets as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives
Developed Technology	$66,559	$(20,662)	$45,897
Assembled Workforce	10,000	(3,208)	6,792
Trade Name	500	(108)	392
Total Intangible Assets	$77,059	$(23,978)	$53,081

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives
Developed Technology	$62,059	$(11,233)	$50,826
Assembled Workforce	8,500	(708)	7,792
Trade Name	500	(25)	475
Total Intangible Assets	$71,059	$(11,966)	$59,093
The above does not include $0.6 million of indefinite lived intangible assets as of September 30, 2022 and December 31, 2021.
Amortization expense was $4.2 million and $12.0 million for the three and nine months ended September 30, 2022, respectively and $2.7 million and $6.9 million for the three and nine months ended September 30, 2021, respectively.
See Note 6, “Fair Value Measurements” to the Notes to Condensed Consolidated Financial Statements for more information.
The expected future amortization expenses related to the intangible assets as of September 30, 2022 were as follows (in thousands):

Remainder of 2022	$4,162
2023	16,649
2024	15,596
2025	12,936
2026	3,513
Thereafter	225
Total remaining amortization	$53,081
9. Other Balance Sheet Components
The Company had no restricted cash or short-term investments as of September 30, 2022 and December 31, 2021.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Prepaid expenses	$60,148	$27,671
Other current assets	12,777	4,420
Total prepaid expenses and other current assets	$72,925	$32,091

Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Servers and related equipment	$651,613	$361,227
Computer hardware and software	21,729	16,154
Furniture and fixtures	424	179
Leasehold improvement	57,197	30,482
Construction in progress	23,651	16,837
Total property and equipment	$754,614	$424,879
Less accumulated depreciation and amortization	(228,686)	(153,527)
Property and equipment—net	$525,928	$271,352
Construction in progress includes costs mostly related to leasehold improvements for the Company’s leased office buildings.
Depreciation and amortization expense was $29.8 million and $75.5 million for the three and nine months ended September 30, 2022, respectively and was $16.3 million and $46.5 million for the three and nine months ended September 30, 2021, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
General accrued expenses	$130,765	$56,134
Short term operating lease liabilities	64,595	51,303
Accrued interest 2030 Notes	16,146	6,781
Taxes payable	45,671	43,286
Accrued compensation and other employee related liabilities	5,040	14,511
Other current liability	11,615	8,754
Total accrued expenses and other current liabilities	$273,832	$180,769
10. Debt
2030 Notes
Long-term debt consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
2030 Notes
Principal	$1,000,000	$1,000,000
Unamortized issuance costs	11,337	12,277
Net carrying amount	$988,663	$987,723
On October 29, 2021, the Company issued $1.0 billion aggregate principal amount of its 3.875% Senior Notes due 2030, or the 2030 Notes. The 2030 Notes mature on May 1, 2030. The 2030 Notes bear interest at a rate of 3.875% per annum. Interest on the 2030 Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2022.
The aggregate proceeds from offering of the 2030 Notes were approximately $987.5 million, after deducting lenders costs and other issuance costs, paid by the Company. The issuance costs of $12.5 million will be amortized into interest expense using the effective interest method over the term of the 2030 Notes.

The Company may voluntarily redeem the 2030 Notes, in whole or in part, under the following circumstances:
(1)at any time prior to November 1, 2024, the Company may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 2030 Notes at a redemption price of 103.875% of the principal amount including accrued and unpaid interest, if any, with the net cash proceeds of certain equity offerings; provided that (1) at least 50% of the aggregate principal amount of 2030 Notes originally issued remains outstanding immediately after the occurrence of such redemption (excluding 2030 Notes held by the Company and its subsidiaries); and (2) the redemption occurs within 180 days of the date of the closing of such equity offerings;
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
For the three and nine months ended September 30, 2022, the interest expense recognized in the condensed consolidated statements of operations related to the 2030 Notes was as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Contractual interest expense	$9,688	$28,956
Amortization of debt issuance costs	317	939
Total interest expense	$10,005	$29,895
For the three and nine months ended September 30, 2022, the debt issuance costs for the 2030 Notes were amortized to interest expense over the term of the 2030 Notes using an annual effective interest rate of 4.05%.
As of September 30, 2022, the Company was in compliance with all of its covenants under the Indenture.

11. Commitments and Contingencies
Lease Commitments—The Company leases office facilities and space for data center operations under operating leases expiring in various years through 2035. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. All of the Company’s leases are accounted for as operating leases. See Note 5, “Leases” to the Notes to Condensed Consolidated Financial Statements for more information.
Letters of Credit— The Company has issued letters of credit in connection with our operating leases. The Company has not drawn down from the letters of credit and had $9.9 million available in aggregate as of each of the periods ended September 30, 2022, and December 31, 2021.
Legal Proceedings—The Company is and, from time to time may in the future become, involved in legal proceedings in the ordinary course of business.
On March 9, 2022, an alleged shareholder filed a putative securities class action against the Company and certain of our executives and directors, alleging violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, or the Securities Act, in connection with the registration statement for the Company’s direct listing. The complaint was filed in the Superior Court of California, County of San Mateo, and is captioned Matlick v. Roblox Corporation, et al., No. 22-CIV-01038. The complaint sought damages and attorneys’ fees, as well as other relief. The Company filed a motion objecting to the choice of forum, noting that the proper venue for this matter is Federal Court. The Company filed a motion to dismiss the case on June 10, 2022 based on the venue selection provision in the company’s bylaws. The parties stipulated to a dismissal of the Superior Court case, and the matter was dismissed on August 2, 2022, but the Company anticipates that the shareholder will refile this action in Federal Court. The Company believes the claims are without merit and intends to defend any potential litigation vigorously.
As of September 30, 2022, the Company has accrued for immaterial losses related to those litigation matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated. The Company considered the progress of these cases, the opinions and views of its legal counsel and outside advisors, its experience and settlements in similar cases, and other factors in arriving at the conclusion that a potential loss was probable. The Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings. Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty and the ultimate resolution of one or more of these matters could ultimately have a material adverse effect on our operations.
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
The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. To date, the Company has not incurred any material costs and have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of September 30, 2022. The Company also currently has directors’ and officers’ insurance.
Other Contractual Commitments—Other contractual commitments primarily consist of contracts associated with data center and IT operations in the ordinary course of business. There has been no material change in the Company’s contractual obligations and commitments during the three months ended September 30, 2022, other than non-cancelable purchase commitments primarily related to data center and IT operations in the ordinary course of business and the Company’s new office lease in San Mateo, California since the fiscal year ended December 31, 2021. See Note 5, “Leases” to the Notes to Condensed Consolidated Financial Statements for more information on the new office lease.
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
Common Stock —The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of September 30, 2022, the Company is authorized to issue 4,935.0 million shares of Class A common stock and 65.0 million shares of Class B common stock. Holders of Class A common stock and Class B common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s board of directors, subject to the rights of the holders of the Company’s convertible preferred stock. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 20 votes per share. Each share of our Class B common stock is convertible into one share of our Class A common stock at any time and will convert automatically upon certain transfers and upon the earliest of (i) the date that is specified by the affirmative vote of the holders of two-thirds of the then-outstanding shares of Class B common stock, (ii) the date on which less than 30% of the Class B common stock that was outstanding on March 2, 2021 continues to remain outstanding, (iii) March 10, 2036, (iv) nine months after the death or permanent disability of Mr. Baszucki, and (v) nine months after the date on which Mr. Baszucki no longer serves as our CEO or as a member of our board of directors. Class A common stock and Class B common stock are not redeemable at the option of the holder.
Zero and 3.7 million shares of Class B common stock held by entities affiliated with David Baszucki, Founder, President, CEO and Chair of our board of directors were converted to Class A common stock during the nine months ended September 30, 2022 and September 30, 2021, respectively.
Class A and Class B common stock are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted.

The Company has reserved shares of common stock for future issuance as follows (in thousands):

	As of
	September 30, 2022	December 31, 2021
Stock options outstanding	53,412	63,267
RSUs outstanding	30,731	14,684
PSUs outstanding (CEO Long-Term Performance Award)	11,500	11,500
PSUs outstanding (2022 PSU Grants)	415	—
Shares available for issuance under Equity Incentive Plan	61,748	52,811
2020 ESPP	11,093	5,809
Stock Warrants outstanding	264	324
Unregistered restricted stock awards outstanding	632	468
Total	169,795	148,863
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
The 2004 Plan was terminated on the effective date of the 2017 Amended and Restated Equity Incentive Plan, and accordingly, no shares are available for issuance under the 2004 Plan. The 2004 Plan continues to govern outstanding awards granted thereunder.
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
At inception, 60.0 million shares of Class A common stock were reserved for future issuance under the 2020 Plan. Stock-based awards under the 2020 Plan that expire or are forfeited, cancelled, or repurchased generally are returned to the pool of shares of Class A common stock available for issuance under the 2020 Plan. The 2020 Plan provides for annual automatic increases in the number of shares of Class A common stock reserved thereunder. In addition, subject to the adjustment provisions of the 2020 Plan, the shares reserved for issuance under the 2020 Plan also includes (i) any shares that, as of the day immediately prior to the effective date of the registration statement, have been reserved but not issued pursuant to any awards granted under the 2017 Plan and are not subject to any awards thereunder and (ii) any shares subject to stock options, RSUs or similar awards granted under our 2017 Plan and 2004 Plan that, on or after the effective date of the registration statement, expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest.
Employee Stock Purchase Plan
In 2020, the Company’s Board of Directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan, or the 2020 ESPP, which became effective in connection with the Direct Listing. The 2020 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. At inception, a total of 6,000,000 shares of the Company’s Class A common stock were reserved for future issuance under the 2020 ESPP. In addition, the plan provides for annual automatic increases in the number of shares of Class A common stock reserved for future issuance under the 2020 ESPP.
The 2020 ESPP plan is a compensatory plan and includes two components: a component that allows the Company to make offerings intended to qualify under Section 423 of the Code and a component that allows the Company to make offerings not intended to qualify under Section 423 of the Code. Subject to any limitations contained therein, the 2020 ESPP allows eligible employees to contribute (in the form of payroll deductions or otherwise to the extent permitted by the administrator) an amount established by the administrator from time to time in its discretion to purchase Class A common stock at a discounted price per share. The price at which Class A common stock is purchased under the 2020 ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the enrollment date or exercise date, whichever is lower. Offering periods are generally 24 months long and begin on the first trading day on or after February 25 and August 25 of each year with each offering period having four purchase periods of approximately six months each.
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations data above was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Infrastructure and trust & safety	$14,948	$8,597	$39,959	$22,082
Research and development	111,450	56,423	279,978	139,643
General and administrative	28,327	20,963	82,096	51,139
Sales and marketing	6,634	3,336	18,009	8,858
Total stock-based compensation	$161,359	$89,319	$420,042	$221,722
Stock-based compensation expense related to equity awards granted to non-employees for the three and nine months ended September 30, 2022 and 2021 was not material.

Options
As of September 30, 2022, the Company had $103.2 million of unrecognized stock-based compensation related to unvested options, which will be recognized over a weighted-average remaining requisite service period of 1.9 years.
The following table summarizes the Company’s stock option activity (in thousands, except per share data and remaining contractual term):

	Options Outstanding
	Number of Shares Subject to Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances as of December 31, 2021	63,267	$2.82	6.97	$6,348,395
Granted	—	—
Cancelled	(1,679)	$4.01
Exercised	(8,176)	$2.41
Balances as of September 30, 2022	53,412	$2.84	6.24	$1,762,455
Vested and exercisable as of September 30, 2022	38,496	$2.29	5.79	$1,291,511
Vested and expected to vest at September 30, 2022	53,412	$2.84	6.24	$1,762,455
No options were granted during the three and nine months ended September 30, 2022.
The following table summarizes the Company’s restricted stock units and unregistered restricted stock awards (unregistered RSAs) activity (in thousands except per share data):

	Restricted Stock Units		Restricted Stock Awards
	Number of Shares	Weighted- Average grant date fair value	Number of Shares	Weighted- Average grant date fair value
Unvested as of December 31, 2021	14,684	$68.03	468	$57.37
Granted	22,954	$41.83	298	$45.99
Released	(5,575)	$61.23	(134)	$60.52
Cancelled	(1,333)	$58.81	—	—
Unvested as of September 30, 2022	30,731	$50.09	632	$51.33
As of September 30, 2022, the Company had $1,485.9 million of unrecognized stock-based compensation related to RSUs, which will be recognized over the weighted average remaining requisite service period of 3.2 years.
As of September 30, 2022, the Company had $13.8 million of unrecognized stock-based compensation related to unregistered RSAs, which will be recognized over the weighted average remaining requisite service period of 2.0 years. See Note 7, “Acquisitions” to the Notes to Condensed Consolidated Financial Statements for more information.
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
The RSUs granted subsequent to our Direct Listing only have a service based vesting condition, which historically has been satisfied generally over four years. For grants made in and following July 2022, the service based vesting condition is satisfied generally over three years.

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
The Company recorded $12.3 million and $36.5 million of stock-based compensation expense related to the CEO Long-term Performance Award during the three and nine months ended September 30, 2022, respectively, and $12.3 million and $29.7 million during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, unrecognized stock-based compensation expense related to the CEO Long-term Performance Award was $153.6 million which will be recognized over the remaining derived service period of the respective tranche.

Employee Stock Purchase Plan
During the quarter ended March 31, 2022, the fair market value of the Company’s stock on the purchase date, February 25, 2022, was lower than the fair market value of the Company’s stock on the offering date of the first and second offering periods. As a result, the first and second offering periods were reset and the new lower price became the new offering price. Additionally, the plan also provides for a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period, accordingly, the first and second offering periods first and second rolled over to a new 24 months offering period. The reset was treated as a modification resulting in incremental charges totaling $4.7 million, which will be recognized over the remaining requisite service period.
During the quarter ended September 30, 2022, the fair market value of the Company’s stock on the purchase date, August 25, 2022, was lower than the fair market value of the Company’s stock on the offering date. As a result, the offering period in effect was reset and the new lower price became the new offering price. Additionally, as discussed above, because the plan also provides for a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period, the offering rolled over to a new 24 months offering period. The reset was treated as a modification resulting in incremental charges totaling $5.1 million, which will be recognized over the remaining requisite service period.
The following table summarizes the weighted-average assumptions used in estimating the fair value of 2020 ESPP for the offering period in effect using the Black-Scholes option-pricing model:

	Nine Months Ended
	September 30, 2022
Risk-free interest rate	3.25%	-	3.35%
Expected volatility	62.8%	-	81.51%
Dividend yield	—%
Expected terms (in years)	0.51	-	2.01
The Company recorded $6.8 million and $17.8 million of stock-based compensation expense related to the 2020 ESPP during the three and nine months ended September 30, 2022, respectively, and $3.1 million and $6.5 million for the three and nine months ended September 30, 2021, respectively.
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
The Company estimated the grant date fair value of the 2022 PSU Grants using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation which incorporates into the valuation the possibility that the 2022 PSU Grant Stock Price Hurdles may not be satisfied. The grant date fair value of the 2022 PSU Grants was estimated to be $43.13 per share, and the Company estimates that it will recognize total stock-based compensation expense of approximately $8.9 million using the accelerated method of expense attribution over the derived service period of each tranche which is equal to the measurement time of each of five measurement periods commencing with the last quarter of the second year and ending with the last quarter of the third year. If the 2022 PSU Grant Stock Price Hurdles are met sooner than the derived service period, the stock-based compensation expense will be adjusted to reflect the cumulative expense associated with the vested award. The stock-based compensation expense will be recognized over the requisite service period if the members of management continue to provide service to the Company, regardless of whether the 2022 PSU Grant Stock Price Hurdles are achieved.
The Company recorded $1.0 million and $2.0 million of stock-based compensation expense related to the 2022 PSU Grants during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, unrecognized stock-based compensation expense related to the 2022 PSU grants was $7.0 million which will be recognized over the remaining derived service period of each of five tranches.

15. Employee Benefit Plan
The Company sponsors a 401(k) defined contribution retirement plan for eligible employees. Under the plan, the Company is required to make a safe harbor contribution of 100% of the employee contributions on the first 3% and 50% of the next 2% for each employee, subject to a maximum total contribution mandated by the IRS. The Company made matching contributions in the amount of $3.1 million and $9.4 million for the three and nine months ended September 30, 2022, respectively, and $1.8 million and $6.0 million for the three and nine months ended September 30, 2021, respectively.
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
The provision/(benefit) from income taxes for the three months ended September 30, 2022 consisted of state and foreign income taxes. The provision/(benefit) from income taxes for the nine months ended September 30, 2022 consisted of state and foreign income taxes, offset by a release of valuation allowance due to an acquisition. The provision/(benefit) from income taxes for the three and nine months ended September 30, 2021 consisted of the benefit of a release of valuation allowance due to an acquisition. The Company continues to maintain a full valuation allowance on its net deferred tax assets as it is not likely that the deferred assets will be utilized. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the U.S. and certain foreign losses.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income," which is effective for the Company beginning January 1, 2023, and a one percent excise tax on net repurchases of stock after December 31, 2022. The Company is continuing to evaluate the Inflation Reduction Act and its requirements, as well as the application to our business.

18. Basic and Diluted Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic and diluted net loss per share
Numerator
Consolidated net loss	$(301,902)	$(77,190)	$(642,656)	$(356,223)
Less: net loss attributable to noncontrolling interest	(4,104)	(3,188)	(8,216)	(7,870)
Net loss attributable to common stockholders	$(297,798)	$(74,002)	$(634,440)	$(348,353)
Denominator
Weighted-average common shares used in per share computation, basic and diluted	597,779	575,932	593,452	480,357
Net loss per share, basic and diluted	$(0.50)	$(0.13)	$(1.07)	$(0.73)
The potential shares of common stock that were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 because including them would have been anti-dilutive are as follows (in thousands):

	As of Three and Nine Months Ended September 30,
	2022	2021
Stock options outstanding	53,412	69,847
RSUs outstanding	30,731	10,844
Stock warrants outstanding	264	324
Convertible Preferred Stock outstanding	—	—
Unregistered restricted stock awards outstanding	632	500
2020 ESPP	2,270	678
Total	87,309	82,193
The CEO Long-Term Performance Award and the 2022 PSU Grants are excluded from the above table because the Company Stock Price Target had not been met as of September 30, 2022.
19. Subsequent Events
On October 7, 2022, the Company signed an agreement and plan of merger to acquire Byfron Technologies, LLC, a privately held company providing security and anti-cheat software for game publishers. The acquisition closed on October 11, 2022 and the total purchase price was approximately $19.0 million, payable in cash. Due to the timing of the close of the transaction, as of the date of issuance of these condensed consolidated financial statements, acquisition accounting is incomplete as the Company is still in the process of estimating the initial purchase price allocation. As a result, the Company is unable to provide this information, which will be reported on its Form 10-K for the year ending December 31, 2022.

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
Operating Metrics
We manage our business by tracking several operating metrics, including DAUs, hours engaged, and ABPDAU. As a management team, we believe each of these operating metrics provides useful information to investors and others. For definitions of these metrics, refer to the section titled “Special Note Regarding Operating Metrics.”
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
Q3'22

Daily Active Users
Europe
DAUs (In Millions)
0
2
4
6
8
10
12
14
2.5
2.7
3.1
3.7
4.6
4.8
4.9
5.5
7.0
9.9
10.4
10.9
12.5
11.8
11.9
13.4
15.0
14.1
15.5
Q1'18
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22

Daily Active Users
Asia-Pacfic
DAUs (In Millions)
0
2
4
6
8
10
12
1.4
1.7
1.8
2.1
2.3
2.7
2.8
3.2
3.7
4.6
5.4
5.6
6.5
7.2
9.4
11.2
12.6
12.3
13.2
Q1'18
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22

Daily Active Users
Rest of World
DAUs (In Millions)
16
14
12
10
8
6
4
2
0
2.0
2.3
2.7
2.8
3.3
3.6
4.0
4.1
5.2
7.4
9.0
9.4
10.6
12.1
13.8
13.7
14.2
13.4
15.9
Q1'18
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22

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
Bookings
Bookings represent the sales activity in a given period without giving effect to certain non-cash adjustments. Substantially all of our bookings are generated from sales of virtual items on the Roblox Platform. Proceeds from the sale of virtual items are initially recorded in deferred revenue and recognized as revenue over the estimated period of time the virtual items are available on the Roblox Platform (estimated to be the average lifetime of a paying user) or as the virtual items are consumed. Bookings also include an insignificant amount from advertising and licensing arrangements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Bookings	$701,716	$637,833	$1,972,824	$1,955,590
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to bookings, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of revenue to bookings:
Revenue	$517,707	$509,336	$1,646,048	$1,350,412
Add (deduct):
Change in deferred revenue	187,991	131,439	336,928	616,375
Other	(3,982)	(2,942)	(10,152)	(11,197)
Bookings	$701,716	$637,833	$1,972,824	$1,955,590
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

	Nine Months Ended September 30,
	2022	2021

	(dollars in thousands)
Free cash flow	$(20,381)	$480,699

The following table presents a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Reconciliation of net cash from operating activities to free cash flow:
Net cash provided by operating activities	$250,077	$536,886
Add (deduct):
Acquisition of property and equipment	(268,958)	(48,331)
Purchases of intangible assets	(1,500)	(7,856)
Free cash flow	$(20,381)	$480,699
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Adjusted EBITDA	$50,876	$135,672	$173,441	$505,917
The following table presents a reconciliation of consolidated net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of consolidated net loss to adjusted EBITDA:
Consolidated net loss	$(301,902)	$(77,190)	$(642,656)	$(356,223)
Add (deduct):
Interest income	(12,764)	(28)	(17,206)	(59)
Interest expense	10,005	—	29,895	—
Other income/(expense), net	4,302	770	7,732	1,810
Provision for/(benefit from) income taxes	352	(998)	350	(976)
Depreciation and amortization	34,052	19,029	87,545	53,439
Stock-based compensation expense	161,359	89,319	420,042	221,722
Change in deferred revenue	187,991	131,439	336,928	616,375
Change in deferred cost of revenue	(32,519)	(26,669)	(49,189)	(134,532)
Fees related to equity offering	—	—	—	50,586
Fees related to certain legal settlements	—	—	—	53,775
Adjusted EBITDA	$50,876	$135,672	$173,441	$505,917

Impact of COVID-19
Although the COVID-19 pandemic caused general business disruption worldwide beginning in January 2020, it has resulted in an increase in our operational performance, cash flows, and financial condition. We experienced an increase in user and bookings growth following the implementation of shelter-in-place orders to mitigate the COVID-19 pandemic. The COVID-19 pandemic accelerated adoption of our Platform, which generated additional opportunities for us.
However, this increase in engagement and monetization was temporary and we have seen it moderate as vaccination rates increase, children return to classrooms and other activities, and as shelter-in-place orders have been lifted. We have early indication on some persistence on certain COVID impacts such as increased frequency of visits to the Platform compared to pre-COVID periods, but there is still uncertainty around long-term effects of the COVID-19 pandemic or recovery from the COVID-19 pandemic to the Platform. There can be no assurance that, as a result of the COVID-19 pandemic, recovery from it, or other global economic conditions (including foreign currency exchange rates, interest rates and inflation), users will not reduce their discretionary spending on Robux, will renew their subscriptions or may otherwise increase or maintain their usage of our Platform, which would adversely impact our revenue and financial condition. In the second quarter of 2022, we shifted to our “future of work” plan, which includes a hybrid model where the majority of our employees work from one of our offices between one to five days per week and other employees work remotely. We continue to monitor the COVID situation and may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners if and as infection rates or hospitalizations increase.
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
Change in Accounting Estimate
In the third quarter of 2022, the Company completed its quarterly assessment of paying user life estimate, which is used for revenue recognition of durable virtual items and calculated based on historical monthly retention data for each paying user cohort to project future participation on the Roblox Platform. Based on this assessment, the Company updated its paying user life estimate to 28 months in the third quarter of 2022 compared to the previous estimate of 25 months, which was updated from 23 months in the first quarter of 2022. Based on the carrying amount of deferred revenue and deferred cost of revenue as of June 30, 2022, the change resulted in a decrease in revenue of $111.0 million and a decrease in cost of revenue of $25.5 million during the three months ended September 30, 2022.
In 2021, the Company’s paying user life estimate was 23 months. Based on the carrying amount of deferred revenue and deferred cost of revenue as of December 31, 2021, the changes in estimates discussed above resulted in a decrease in revenue of $329.7 million and a decrease in cost of revenue of $76.4 million during the nine months ended September 30, 2022. It is estimated that these changes in estimates will decrease our fiscal 2022 revenue and cost of revenue by $344.9 million and $79.3 million, respectively.
Components of Results of Operations
Revenue
We generate substantially all of our revenue through the sale of virtual items on the Roblox Platform. Users can purchase and spend Robux to obtain virtual items to enhance their social experience on the Roblox Platform. We recognize revenue over the estimated period of time the virtual items are available to the user on the Roblox Platform (estimated average lifetime of a paying user) or at the time the virtual item is consumed. The average lifetime of a paying user is calculated based on the monthly retention data for each paying user cohort. We then calculate the average retention period by determining the weighted-average period paying users have spent on the Platform and are projected to participate in the Roblox environment. The average lifetime for a paying user for the year ended December 31, 2021 was 23 months. Subsequently, we updated our estimate to 25 months in the first quarter of 2022 and further updated to 28 months in the third quarter of 2022. Revenue is reported net of taxes and estimated chargebacks. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the Notes to Condensed Consolidated Financial Statements for more information on the change in estimate.
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
Personnel costs include salaries, benefits, travel-related expenses, and stock-based compensation for each expense category, with the exception of cost of revenue and developer exchange fees. In the three months ended September 30, 2022, and 2021, personnel costs were $321.7 million, and $192.1 million, respectively. In the nine months ended September 30, 2022, and 2021, personnel costs were $851.0 million, and $507.8 million, respectively.
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
Cost of revenue
Cost of revenue primarily consists of third-party payment processing fees charged by the various distribution channels. We defer payment processing fees and recognize them over the same period as the respective revenue. These costs are incurred in connection with our sales of virtual currency.
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
Infrastructure and trust & safety
Infrastructure and trust & safety expenses consist primarily of expenses related to the operation of our data centers and technical infrastructure. These costs include costs to third-party service providers, such as cloud computing or other hosting and data storage, rent and facilities-related expenses for our co-located data centers and point of presence, or PoPs, that we lease and operate, network and bandwidth costs, and depreciation and associated support and maintenance of our servers and infrastructure equipment. In the three months ended September 30, 2022, depreciation related to infrastructure and trust & safety was $28.7 million. The same costs were $15.3 million in the three months ended September 30, 2021. As of September 30, 2022, we have data centers and PoPs around the world with over 97,281 servers. In the nine months ended September 30, 2022 and 2021, depreciation related to infrastructure and trust & safety was $72.1 million and $43.6 million, respectively.

Infrastructure and trust & safety expenses also include personnel costs and allocated overhead for employees and team members whose primary responsibilities relate to supporting our infrastructure and trust & safety initiatives. In the three months ended September 30, 2022, stock-based compensation related to infrastructure and trust & safety was $14.9 million. The same costs were $8.6 million in the three months ended September 30, 2021. In the nine months ended September 30, 2022 and 2021, stock-based compensation related to infrastructure and trust & safety was $40.0 million and $22.1 million, respectively.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$517,707	$509,336	$1,646,048	$1,350,412
Cost and expenses:
Cost of revenue(1)	126,437	130,015	405,226	344,882
Developer exchange fees	151,470	129,952	441,740	378,604
Infrastructure and trust & safety(2)	190,986	117,387	490,576	320,509
Research and development(2)	235,551	138,245	625,070	359,637
General and administrative(2)	81,165	51,584	217,613	243,637
Sales and marketing(2)	32,105	19,599	87,708	58,591
Total cost and expenses	817,714	586,782	2,267,933	1,705,860
Loss from operations	(300,007)	(77,446)	(621,885)	(355,448)
Interest income	12,764	28	17,206	59
Interest expense	(10,005)	—	(29,895)	—
Other income/(expense), net	(4,302)	(770)	(7,732)	(1,810)
Loss before income taxes	(301,550)	(78,188)	(642,306)	(357,199)
Provision for/(benefit from) income taxes	352	(998)	350	(976)
Consolidated net loss	(301,902)	(77,190)	(642,656)	(356,223)
Net loss attributable to the noncontrolling interest(3)	(4,104)	(3,188)	(8,216)	(7,870)
Net loss attributable to common stockholders	$(297,798)	$(74,002)	$(634,440)	$(348,353)
Net loss per share attributable to common stockholders, basic and diluted(4)	$(0.50)	$(0.13)	$(1.07)	$(0.73)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted(4)	597,779	575,932	593,452	480,357
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
(2)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Infrastructure and trust & safety	$14,948	$8,597	$39,959	$22,082
Research and development	111,450	56,423	279,978	139,643
General and administrative	28,327	20,963	82,096	51,139
Sales and marketing	6,634	3,336	18,009	8,858
Total stock-based compensation	$161,359	$89,319	$420,042	$221,722
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost and expenses:
Cost of revenue	25	26	25	26
Developer exchange fees	29	26	27	28
Infrastructure and trust & safety	37	23	30	24
Research and development	46	27	38	27
General and administrative	16	10	13	18
Sales and marketing	6	3	5	3
Total cost and expenses	159	115	138	126
Loss from operations	(59)	(15)	(38)	(26)
Interest income	3	—	1	—
Interest expense	(2)	—	(2)	—
Other income/(expense), net	(1)	—	—	—
Loss before income taxes	(59)	(15)	(39)	(26)
Provision for/(benefit from) income taxes	—	—	—	—
Consolidated net loss	(59)	(15)	(39)	(26)
Net loss attributable to the noncontrolling interest	(1)	—	—	—
Net loss attributable to common stockholders	(58)%	(15)%	(39)%	(26)%

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		2022 to 2021	Nine Months Ended September 30,		2022 to 2021
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Revenue	$517,707	$509,336	2%	$1,646,048	$1,350,412	22%
Revenue in the three months ended September 30, 2022 increased $8.4 million, or 2%, compared to the three months ended September 30, 2021. We continue to recognize revenue in the current period generated from bookings in prior periods, in accordance with our revenue recognition methodology, which drives the increase in revenue period over period. In the same period, bookings increased $63.9 million, or 10%, daily paying users increased from approximately 675,000 to 768,000, and monetization per daily paying user decreased 3% as a result of daily paying users increasing at a faster rate than bookings. The overall increase in revenue was offset by changes in our paying user life estimate. In the first quarter of 2022, we updated our estimate to 25 months from 23 months in the prior year. Subsequently in the third quarter of 2022, we updated our estimate to 28 months.
Revenue in the nine months ended September 30, 2022 increased $295.6 million, or 22%, compared to the nine months ended September 30, 2021. We continue to recognize revenue in the current period generated from bookings in prior periods, in accordance with our revenue recognition methodology, which drives the increase in revenue period over period. In the same period, bookings were relatively flat, with a slight decrease of $17.2 million, or 1%. Daily paying users also increased from approximately 674,000 to 707,000 and monetization per daily paying user decreased 4% as a result of daily paying users increasing at a faster rate than bookings. The overall increase in revenue was offset by changes in our paying user life estimate. In the first quarter of 2022, we updated our estimate to 25 months from 23 months in the prior year. Subsequently in the third quarter of 2022, we updated our estimate to 28 months.
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the Notes to Condensed Consolidated Financial Statements for more information on the change in paying user life estimate.
Cost of revenue

	Three Months Ended September 30,		2022 to 2021	Nine Months Ended September 30,		2022 to 2021
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$126,437	$130,015	(3)%	$405,226	$344,882	17%
Cost of revenue decreased $3.6 million, or 3%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease is primarily due to a decrease of $4.5 million in payment processing fees resulting from the change in our paying user life estimate as costs incurred on bookings from the current and prior periods that are amortized over the estimated paying user life. In the first quarter of 2022, we updated our estimate to 25 months from 23 months in the prior year. Subsequently in the third quarter of 2022, we updated our estimate to 28 months. As a percentage of revenue, cost of revenue remained relatively consistent period over period at 25% in the three months ended September 30, 2022 compared to 26% in the three months ended September 30, 2021.
Cost of revenue increased $60.3 million, or 17%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase is primarily due to an increase of $52.4 million in payment processing fees which includes costs incurred on bookings from the current and prior periods that are amortized over the estimated paying user life. Additionally, printing fees related to our gift cards increased $5.1 million due to growth in our prepaid business. The overall increase in cost of revenue was offset by changes in our paying user life estimate. In the first quarter of 2022, we updated our estimate to 25 months from 23 months in the prior year. Subsequently in the third quarter of 2022, we updated our estimate to 28 months. As a percentage of revenue, cost of revenue remained consistent period over period at 25% in the nine months ended September 30, 2022 compared to 26% in the nine months ended September 30, 2021.
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the Notes to Condensed Consolidated Financial Statements for more information on the change in paying user life estimate.

Developer exchange fees

	Three Months Ended September 30,		2022 to 2021	Nine Months Ended September 30,		2022 to 2021
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Developer exchange fees	$151,470	$129,952	17%	$441,740	$378,604	17%
Developer exchange fees increased $21.5 million, or 17%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Developer exchange fees increased $63.1 million, or 17%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Developer exchange fees generally track with our overall bookings performance as more users on the Platform and Robux purchased by our users drive more Robux earned by developers and creators. However, increases to our Premium Payouts program (which is based on engagement, not bookings) have contributed to developer exchange fees growing at a faster rate than bookings.
Infrastructure and trust & safety

	Three Months Ended September 30,		2022 to 2021	Nine Months Ended September 30,		2022 to 2021
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Infrastructure and trust & safety	$190,986	$117,387	63%	$490,576	$320,509	53%
Infrastructure and trust & safety expenses increased $73.6 million, or 63%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase is primarily due to an increase of $53.0 million related to our data center and technical infrastructure expenses associated with providing the platform to our users as well as depreciation of our servers and infrastructure equipment. In addition, trust & safety expenses increased by $2.2 million to support the growth in users and increased traffic to our platform. Other cost increases include $16.5 million in personnel costs primarily due to an increase in headcount to support our infrastructure growth, which includes an increase in stock-based compensation expense of $6.4 million.
Infrastructure and trust & safety expenses increased $170.1 million, or 53%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase is primarily due to an increase of $115.0 million related to our data center and technical infrastructure expenses associated with providing the platform to our users as well as depreciation of our servers and infrastructure equipment, and an increase of $16.8 million in customer service and moderation costs to support the growth in users and increased traffic to our platform. Other cost increases include $32.8 million in personnel costs primarily due to an increase in headcount to support our infrastructure growth, which includes an increase in stock-based compensation expense of $17.9 million.
Research and development

	Three Months Ended September 30,		2022 to 2021	Nine Months Ended September 30,		2022 to 2021
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Research and development	$235,551	$138,245	70%	$625,070	$359,637	74%
Research and development expenses increased $97.3 million, or 70%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase is primarily due to an increase of $86.5 million in personnel costs, which includes a $55.0 million increase in stock-based compensation expenses. This increase is due to continued growth in headcount and consultants supporting our engineering, design, and product teams. Other cost increases include $6.3 million for facilities allocation, $2.6 million for software, and $1.5 million in depreciation primarily due to amortization of intangible assets from acquisitions.
Research and development expenses increased $265.4 million, or 74%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase is primarily due to an increase of $237.4 million in personnel costs, which includes an increase of $140.3 million in stock-based compensation expenses. The increase is due to continued growth in headcount and consultants supporting our engineering, design, and product teams. Other cost increases include $14.0 million for facilities allocation and $7.5 million for software. Depreciation increased by $5.4 million primarily due to amortization of intangible assets from acquisitions.

General and administrative

	Three Months Ended September 30,		2022 to 2021	Nine Months Ended September 30,		2022 to 2021
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
General and administrative	$81,165	$51,584	57%	$217,613	$243,637	(11)%
General and administrative expenses increased $29.6 million, or 57%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase is primarily due to an increase in personnel costs of $21.2 million, which includes an increase of $7.4 million in stock-based compensation expenses. This is driven by increased headcount in our finance, accounting, people, IT and legal functions as part of our transition to a publicly traded company. Other cost increases include $3.7 million for professional services, $1.3 million for allocated software, $1.6 million for facilities allocation and $1.1 million for travel and entertainment expenses.
General and administrative expenses decreased $26.0 million, or 11%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease is primarily due to a decrease of $99.9 million in professional services expenses, primarily driven by one-time fees related to the Direct Listing of $50.7 million in early 2021, charges related to the National Music Publishers Association lawsuit and other litigations, and costs for settlements finalized during the period totaling $58.4 million, all incurred in the nine months ended September 30, 2021. The overall decrease in general and administrative expenses was offset by an increase in personnel costs of $60.6 million to support increased headcount, which includes a $31.0 million increase in stock-based compensation expenses. Other costs increases include an increase of $4.5 million for facilities allocation, $3.1 million for general software allocation, $1.8 million for recruiting expenses, and $1.8 million for travel and entertainment expenses.
Sales and marketing

	Three Months Ended September 30,		2022 to 2021	Nine Months Ended September 30,		2022 to 2021
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$32,105	$19,599	64%	$87,708	$58,591	50%
Sales and marketing expenses increased $12.5 million, or 64%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase is primarily due $5.4 million in personnel costs, which includes an increase in stock-based compensation expense of $3.3 million. Additionally, marketing and promotional expenses increased by $4.9 million in the period primarily due to our external-facing events held in the third quarter of 2022.
Sales and marketing expenses increased $29.1 million, or 50%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase is primarily due to an increase of $12.4 million for marketing and promotional expenses, and $12.4 million in personnel costs. Other cost increases include $1.4 million related to allocation of facilities expenses, $1.3 million in administrative charges and $1.0 million for allocated software.

Interest income, interest expense, other income/(expense), net, and provision for (benefit from) income taxes

	Three Months Ended September 30,		2022 to 2021	Nine Months Ended September 30,		2022 to 2021
	2022	2021	% Change	2022	2021	% Change
	(dollars in thousands)			(dollars in thousands)
Interest income	$12,764	$28	45,486%	$17,206	$59	29,063%
Interest expense	$(10,005)	$—	(100)%	$(29,895)	$—	(100)%
Other income/(expense), net	$(4,302)	$(770)	459%	$(7,732)	$(1,810)	327%
Provision for/(benefit from) income taxes	$352	$(998)	(135)%	$350	$(976)	(136)%
Interest income increased by $12.7 million and $17.1 million for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021 primarily due to an increase in interest rates.
Interest expense increased by $10.0 million and $29.9 million for the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021. The increase is primarily due to amortization of debt issuance costs and contractual interest for the 2030 Notes issued in October 2021 in the amounts of $0.3 million and $9.7 million, respectively, for the three months ended September 30, 2022, and $0.9 million and $29.0 million, respectively, for the nine months ended September 30, 2022.
Other income/(expense), net changed by $3.5 million and $5.9 million for the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021 primarily due to higher foreign exchange losses recorded in both the periods in 2022 as a result of foreign currency fluctuations.
Provision/(benefit) for income taxes increased by $1.4 million and $1.3 million for the three and nine months ended September 30, 2022, respectively, as compared to corresponding periods in 2021 primarily driven by the release of valuation allowance due to an acquisition.
Liquidity and Capital Resources
As of each of the periods ended September 30, 2022 and December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $3.0 billion, which were held for working capital purposes, capital expenditures and acquisitions.
Since our inception, we have financed our operations primarily through cash generated from operations and, to a lesser extent, sales of convertible preferred stock, borrowings under our credit facilities and, more recently, the sale of our 2030 Notes. We bill and collect payment upfront for substantially all of our bookings.
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
As of September 30, 2022, contractual obligations related to the 2030 Notes are remaining payments of $12.9 million in 2022 and $38.8 million each year from 2023 through 2029 and $1,019.4 million due in 2030. These amounts represent principal and interest cash payments over the term of the 2030 Notes. Any future redemption of the 2030 Notes could impact the amount or timing of our cash payments. For more information regarding the 2030 Notes, see Note 10, “Debt” to the Notes to Condensed Consolidated Financial Statements.
In January 2021, we completed a private placement and sold an aggregate of approximately 11.9 million shares of our Series H convertible preferred stock at a purchase price of $45.00 per share for net proceeds of approximately $534.3 million.
As of September 30, 2022, we have generated losses from our operations as reflected in our accumulated deficit of $1,618.4 million, and have generated positive cash flows from operating activities for each of the periods presented. A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of bookings for which we have already received cash and, which is recorded as revenue over the estimated average lifetime of a paying user or as the virtual items are consumed.

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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash flow provided by (used in):
Net cash provided by operating activities	$250,077	$536,886
Net cash (used in)/provided by investing activities	$(276,623)	$(101,879)
Net cash provided by financing activities	$41,832	$596,564
Operating activities
Our largest source of operating cash is cash collection from sales of Robux to our paying users. Our primary uses of cash from operating activities are for payment processing fees, personnel-related expenses, data center and infrastructure-related operations, and developer exchange fees.
During the nine months ended September 30, 2022, cash provided by operating activities was $250.1 million, which consisted of a net loss of $642.7 million, adjusted by non-cash charges of $557.6 million and net cash inflows from the change in net operating assets and liabilities of $335.1 million. The non-cash charges were primarily comprised of stock-based compensation of $420.0 million and depreciation and amortization of $87.5 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $119.9 million decrease in accounts receivable due to collection of outstanding accounts receivable in the current period and increase in deferred revenue by $336.9 million due to bookings in the current period. This was offset by a $49.2 million increase in deferred cost of revenue due to bookings in the current period. A majority of our bookings and costs of revenue is deferred over a 28-month period as they pertain to the sale and associated costs for durable virtual goods. In addition, prepaid expenses and other current assets increased by $42.6 million during the current period and we also paid $33.0 million for operating leases.
During the nine months ended September 30, 2021, cash provided by operating activities was $536.9 million, which consisted of a net loss of $356.2 million, adjusted by non-cash charges of $308.2 million and net cash inflows from the change in net operating assets and liabilities of $584.9 million. The non-cash charges were primarily comprised of stock-based compensation of $221.7 million and depreciation and amortization of $53.4 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $616.4 million increase in deferred revenue and a $36.8 million increase in developer exchange liability offset by a $134.5 million increase in deferred cost of revenue, all due to increased bookings during the nine months ended September 30, 2021. A majority of our bookings and costs of revenue is deferred over a 23 month period as they pertain to the sale and associated costs for durable virtual goods. This increase was partially offset by a $77.1 million reduction in the accounts receivable balance due to lower period end bookings in September 2021 compared to December 2020.
Investing activities
During the nine months ended September 30, 2022, cash used in investing activities was $276.6 million, consisting of cash used in capital expenditures of $269.0 million, payment made for acquired business (net of cash acquired) of $6.2 million, and payment related to purchase of intangible assets of $1.5 million.
During the nine months ended September 30, 2021, cash used in investing activities was $101.9 million, primarily consisting of cash used in capital expenditures of $48.3 million, payment made for acquired business (net of cash acquired) of $45.7 million and payments related to purchase of intangible assets of $7.9 million.
Financing activities
During the nine months ended September 30, 2022, cash provided by financing activities was $41.8 million primarily consisting of proceeds of $42.7 million from the exercise of stock options and purchase of shares under ESPP.
During the nine months ended September 30, 2021, cash provided by financing activities was $596.6 million, consisting of proceeds from issuance of convertible preferred stock of $534.3 million and proceeds from the exercise of stock options of $62.3 million.

Contractual Obligations and Commitments
Our principal contractual commitments consist of obligations under operating leases for office space and data center operations. There has been no material change in our contractual obligations and commitments other than non-cancelable purchase commitments primarily related to data center and IT operations in the ordinary course of business and, our new office lease in San Mateo, California since our fiscal year ended December 31, 2021. Refer to Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the new office lease. See our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022 for additional information regarding our contractual obligations.
In addition to the contractual obligations discussed above, as of September 30, 2022, we had $9.9 million in letters of credit outstanding related to our office facilities in San Mateo, California and data center facilities in Ashburn, Virginia.
For additional information on contractual obligations and commitments, refer to Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Contingencies
We are involved in legal proceedings and litigation arising in the ordinary course of business. The maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty and the final resolution of one or more of these matters could have a material adverse effect on our condensed consolidated financial statements. For additional information, refer to Note 11 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022 except for change in the paying user life estimate in the first and third quarter of 2022. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the Notes to Condensed Consolidated Financial Statements for information on the change in the paying user life estimate.
Recent Accounting Pronouncements
See Note 3, Recent Accounting Pronouncements, in the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Recent Developments
On October 7, 2022, we signed an agreement and plan of merger to acquire Byfron, a privately held company providing security and anti-cheat software for game publishers. The acquisition closed on October 11, 2022 and the total purchase price was approximately $19.0 million, payable in cash.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Foreign Currency Exchange Risk
Most of our revenue is generated in U.S. dollars, with the remainder generated in British pounds sterling, Euros, Canadian dollars, and Australian dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S., U.K., Canada, Europe, and China. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements. However, due to fluctuations in exchange rates resulting from the current macroeconomic environment, and in part, strengthening of the U.S. dollar in relation to the Euro and British Pound, we have, and may in the future experience negative impacts to our revenue and operating expenses denominated in currencies other than the U.S. dollar.
As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market instruments. As of September 30, 2022, we had cash and cash equivalents of $3.0 billion. We do not enter into investments for trading or speculative purposes. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. Our money market instruments have very low interest rate risk because of their short- term maturities, and we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Inflation Risk
Inflationary factors such as increases in overhead costs may adversely affect our results of operations. We do not believe that inflation has had a material effect on our business, financial condition or results of operations to date. If our costs were to become subject to significant inflationary pressures, which may increase in the United States, Western Europe, and the United Kingdom, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations. Additionally, increased inflation rates may reduce consumer discretionary spending, which could affect the buying power of our users, developers and creators and lead to a reduced demand for our Platform and harm our business, financial condition or results of operations.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our CEO and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our business and results of operations are affected by fluctuations in currency exchange rates.
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
•We must continue to attract and retain highly qualified personnel in very competitive markets to continue to execute on our business strategy and growth plans. The loss of one or more of the members of our senior management team or other key personnel (or the inability to attract senior management or other key personnel), in particular our Founder, President, CEO and Chair of our board of directors, David Baszucki, could significantly harm our business.
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
We have experienced rapid growth due in part to the COVID-19 pandemic given our users were online more as a result of global COVID-19 shelter-in-place policies. For example, our bookings increased 171% from the year ended December 31, 2019 to the year ended December 31, 2020. These activity levels have not been sustained, and our growth rates have moderated in certain markets. Our bookings growth rate was 45% for fiscal year 2021 and increased by 1% in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. In future periods, our revenue and bookings growth rates may decline, and we may not experience any growth in bookings or our user base during periods where we are comparing against COVID-19 impacted periods (i.e. the three-month periods ended March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, and March 31, 2022). Our historical revenue, bookings and user base growth should not be considered indicative of our future performance. We believe our overall acceptance, revenue growth and increases in bookings depend on a number of factors, including, but not limited to, our ability to:
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
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $491.7 million, $253.3 million, and $71.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of September 30, 2022, we had an accumulated deficit of $1,618.4 million. We also expect our operating expenses to increase significantly in future periods, and if our DAU growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We expect our costs, investments, and expenses to increase in future periods as we intend to continue to make significant investments to grow our business, including an expected increase in infrastructure, stock-based compensation expenses, and acquisitions. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. In addition to the expected costs to grow our business, we have incurred and also expect to continue to incur significant additional legal, accounting, and other expenses as a recently public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.

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
•changes in our effective tax rate;
•changes in accounting standards, policies, guidance, interpretations, or principles; and
•changes in domestic and global business or macroeconomic conditions, such as high levels of inflation or the war in Ukraine.

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
We took precautionary measures intended to minimize the risk of COVID-19 to our employees and the communities in which we operate, including temporarily closing our offices worldwide and virtualizing, postponing, or canceling user, developer, creator, employee, or industry events. We continue to monitor COVID-19 case levels and best practices when we plan, organize and host employee, developer and industry-related events. We have shifted to our “future of work” plan, which includes a hybrid model where the majority of our employees work from one of our offices between one to five days per week and other employees may work remotely.
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
•interruptions related to our infrastructure and partners; and
•changes to consumer behavior or spending patterns as economies recover and societies return to more normal activities.
We experienced disruptions to the supply chain of hardware needed to maintain our data center operations and PoPs that support our Platform in light of the COVID-19 pandemic.
While substantially all of our business operations can be performed remotely, many of our employees are balancing additional work-related and personal challenges, including adjusting communication, technical and work expectations and challenges to collaborate in a hybrid environment with work colleagues and business partners.
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
For the three months ended September 30, 2022, 31% of our revenue was attributable to Robux sales through the Apple App Store and 18% of our revenue was attributable to Robux sales through the Google Play Store. Because of the significant use of our Platform on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware. Further, we are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various application stores that make our application and experiences available to our developers, creators, and users. These policies and terms of service govern the availability, promotion, distribution, content, and operation generally of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our Platform and those changes may be unfavorable to us and our developers’, creators’, and users’ use of our Platform. If we were to violate, or an operating system provider or application store believes that we have violated, its terms of service or policies, that operating system provider or application store could limit or discontinue our access to its operating system or store. In some cases these requirements may not be clear or our interpretation of the requirements may not align with the interpretation of the operating system provider or application store, which could lead to inconsistent enforcement of these terms of service or policies against us, and could also result in the operating system provider or application store limiting or discontinuing access to its operating system or store. Any limitation on or discontinuation of our access to any third-party platform or application store could adversely affect our business, financial condition or results of operations.
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
The majority of the virtual items purchased on the Roblox Platform are durable virtual items, which are recognized ratably over the estimated period of time the virtual items are available to the user (estimated to be the average lifetime of a paying user), which for the six months ended June 30, 2022 was 25 months and for the three months ended September 30, 2022 was updated to 28 months. Therefore, much of the revenue we report in each quarter is the result of purchases of Robux during previous periods. Consequently, a decline in purchases of Robux in any one quarter will not be fully reflected in our revenue and operating results for that quarter. Any such decline, however, will negatively impact our revenue and operating results in future quarters. Accordingly, the effect of significant near-term downturns in purchases of Robux for a variety of reasons may not be fully reflected in our results of operations until future periods.
The average lifetime of a paying user estimate is calculated based on historical monthly retention data for each user cohort to project future participation on the Roblox Platform. We review the calculation on a quarterly basis. From January 1, 2017 until the quarter ended December 31, 2021, our estimate of the average lifetime of a paying user had been 23 months. From January 1, 2022 to June 30, 2022, our estimate of the average lifetime of a paying user was 25 months. However, effective July 1, 2022, it is now estimated to be 28 months. The estimated average lifetime of a paying user may continue to change from time to time and such changes will affect our revenue, cost of revenue, deferred revenue and operating revenue. Based on the carrying amount of deferred revenue and deferred cost of revenue as of June 30, 2022, the change resulted in a decrease in revenue during the three months ended September 30, 2022 by $111.0 million, and a decrease in cost of revenue during the same period by $25.5 million. It is estimated that as a result of this change, revenue and cost of revenue for the remaining six months of fiscal year 2022 will decrease by $181.5 million and $41.3 million, respectively.

If our business becomes constrained by changing legal and regulatory requirements, our operating results will suffer.
Our future success will depend in part on market acceptance and widespread adoption across demographics and geographies of our Platform over other interactive entertainment offerings. Uncertainty over or changes in laws and regulations with respect to gaming and other interactive entertainment offerings could adversely affect our ability to operate or our developer’s ability to monetize their experiences in some geographies. In addition, the widespread availability of content generated by our developers and creators on our Platform is a newer development and the regulatory framework for broad dissemination of this content is new and evolving. For example, the United Kingdom’s Age Appropriate Design Code is one such regulatory framework that has been adopted in the United Kingdom that focuses on online safety and protection of children’s privacy online, and similar frameworks are being considered for adoption in other jurisdictions. Also, the final text of the European Union’s, or EU’s, Digital Services Act has been agreed by EU institutions and is anticipated to be formally passed in 2022 and effective in early 2023. The Digital Services Act imposes new content moderation obligations, notice obligations, advertising restrictions and other requirements on digital platforms. We provide our developers and creators with the ability to publish their content throughout the world, and each country is developing regulations and policies to regulate this new space, including with respect to privacy, biometrics, data protection, data security, gambling, intellectual property, childhood protection, consumer protection, ratings, and taxes. If we are unable to allow developers and creators to comply with potentially conflicting regulations throughout the world, our ability to execute on our business model would be severely impacted, and our ability to grow our business could be harmed. Additionally, as we introduce advertising to the Platform, we will become subject to regulations with respect to advertising, in particular, advertising to children, and the regulations could differ based on jurisdiction of the user. We may not be able to implement an advertising model that is compliant with regulations in all jurisdictions in which we operate. Moreover, changes to these laws, regulations, standards, or obligations could require us to change our business model, take on more onerous obligations, including, but not limited to, applying for government-issued licenses to operate, establishing a local presence in certain jurisdictions, or developing localized product offerings, and impact the functionality of our Platform. If we are obligated to fundamentally change our business activities and practices or modify our Platform, we may be unable to make these required changes and modifications in a commercially reasonable manner, or at all, and our ability to further develop and enhance our Platform may be limited. The costs of compliance with, and other burdens imposed by, these laws, regulations, standards and obligations, or any inability to adequately address these, may limit our ability to operate our Platform, limit the use of our Platform or reduce overall demand for our Platform, which could harm our business, financial condition and results of operations.
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

In addition, various local, national, and foreign laws and regulations apply to our operations, including the Children’s Online Privacy Protection Act, or COPPA, in the U.S., Article 8 of the EU’s General Data Protection Regulation, or GDPR and similar regulations in other jurisdictions. COPPA imposes strict requirements on operators of websites or online services directed to children under 13 years of age. 46% and 49% of our DAUs were under the age of 13 during the nine months ended September 30, 2022 and during the year ended December 31, 2021, respectively. COPPA requires companies to obtain parental consent before collecting personal information from children under the age of 13. Both the U.S. federal government and the states can enforce COPPA and violations of COPPA can lead to significant fines. No assurances can be given that our compliance efforts will be sufficient to avoid allegations of COPPA violations, and any non-compliance or allegations of non-compliance could expose us to significant liability, penalties and loss of revenue, significantly harm our reputation, and could be costly and time consuming to address or defend. To the extent we rely on consent for processing personal data under the GDPR, consent or authorization from the holder of parental responsibility is required in certain cases for the processing of personal data of children under the age of 16, and member states may enact laws that lower that age to 13. Additionally, we have been the subject of lawsuits brought on behalf of child users where the court may allow minors to disaffirm or avoid enforcement of our Terms of Use, depending on the circumstances. If we were found to be in breach of these regulations or if minors on our Platform could avoid enforcement of our Terms of Use, it could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
Our reputation as a safe and civil environment for children is very important to our success and if we fail to protect users or we are perceived to be failing to protect users, our business will suffer and our results of operations could be materially and adversely affected.
We have received and may continue to receive a high degree of media coverage. Unfavorable publicity regarding, for example, our privacy, data security, or data protection practices, terms of service, product changes, product quality, litigation or regulatory activity, the actions of our users, the actions of our developers or creators whose products are integrated with our Platform, the use of our Platform for illicit or objectionable ends (including the use of our Platform to possibly entice children to interact off-Platform), actual or perceived incidents or misuses of user data or other privacy or security incidents, the substance or enforcement of our community standards, the quality, integrity and age-appropriateness of content shared on our Platform, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. For example, we have experienced negative media publicity related to the age of some of our developers, the content that developers produce for, or the conduct of users on our Platform that may be deemed illicit, explicit, profane, or otherwise objectionable. While we are working to roll out experience guidelines that will allow users to flag certain explicit content in our games, and on ways to better optimize our parental controls, users may still be exposed to content that may not be age-appropriate. Although illicit activities are in violation of our terms and policies and we attempt to block objectionable material, we are unable to prevent all such violations from occurring. In addition, we have faced allegations that our Platform has been used by criminal offenders to identify and communicate with children and to possibly entice them to interact off-Platform, outside of the restrictions of our chat, content blockers and other on-platform safety measures. While we devote considerable resources to prevent this from occurring, any negative publicity could create the perception that we do not provide a safe online environment and may have an adverse effect on the size, engagement, and loyalty of our developer, creator and user community, which would adversely affect our business and financial results.
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
During the year ended December 31, 2021 and nine months ended September 30, 2022, we averaged 45.5 million and 55.0 million DAUs, respectively. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Our DAU growth rate has fluctuated in the past and may slow in the future due to various factors. As COVID-19 related shelter-in-place orders are lifted and society adjusts to living with COVID-19, growth rates have moderated in certain markets. Other factors including: the introduction of new experiences or virtual items on our Platform, performance issues with our Platform, higher market penetration rates, and competition from a variety of entertainment sources for our users and their time could also cause our growth rates to fluctuate. For example, while our DAUs have grown sequentially on a quarterly basis for the last several years, there have been months where they have not or have grown at a slower pace, often due to seasonal or other factors. Seasonal factors may have been impacted by the COVID-19 pandemic and we expect that seasonality could again cause user activity to decrease, including below historical levels as the impacts of the COVID-19 pandemic moderate. In addition, our strategy seeks to expand the age groups and geographic markets that make up our users, and if and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in DAUs will need to come from other age or geographic cohorts in other markets, which may be difficult, costly or time consuming for us to achieve. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, or we fail to effectively monetize users in certain geographic markets, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
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
The loss of David Baszucki, our Founder, President, CEO and Chair of our board of directors, or one or more of our senior management team or other key personnel, or our failure to attract new or replacement members of our senior management team or other key personnel in the future, could significantly harm our business.
We depend on the continued services and performance of our Founder, President, CEO and Chair of our board of directors, David Baszucki, members of our senior management team and other key personnel. David Baszucki has been responsible for our strategic vision, and should he stop working for us for any reason, it is unlikely that we would be able to immediately find a suitable replacement. We do not maintain key man life insurance for David Baszucki, and do not believe any amount of key man insurance would allow us to recover from the harm to our business if David Baszucki were to leave the Company for any reason. Similarly, members of our senior management team and other key personnel are highly sought after and others may attempt to encourage these individuals to leave the Company. The loss of one or more of the members of the senior management team or other key personnel for any reason, or the inability to attract new or replacement members of our senior management team or other key personnel in the future, could disrupt our operations, create uncertainty among investors, adversely impact employee retention and morale, and significantly harm our business.

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
We operate our Platform throughout the world and are subject to risks and challenges associated with international business. For the nine months ended September 30, 2022 and for the year ended December 31, 2021, approximately 76% and 74% of our DAUs, respectively, and 34% and 32% of our revenue, respectively was derived from outside the U.S. and Canada region. We intend to continue to expand internationally, and this expansion is a critical element of our future business strategy. However, as we continue to expand internationally, including into developing countries where consumer discretionary spending is relatively weak, while our DAUs increase, the growth rate of our bookings could decelerate due to weaker spending by users from those regions, and our ABPDAU has been and may continue to be negatively impacted. While we have a number of developers, creators, and users outside of the U.S., we have limited offices located outside of the U.S. and Canada, and there is no guarantee that our international efforts will be successful. The risks and challenges associated expanding our international presence, having developers, creators, and users outside the U.S. and those that can affect international operations generally and negatively impact our business and results of operations, include:
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
Robux and digital goods on our Platform have no monetary value outside of our Platform, but users have made and may in the future make unauthorized, fraudulent, or illegal sales and/or purchases of Robux and other digital goods on or off of our Platform, including through unauthorized third-party websites in exchange for real-world currency. For example, some users have made fraudulent use of credit cards owned by others on our Platform to purchase Robux and offer the purchased Robux for sale at a discount on a third-party website. For the nine months ended September 30, 2022, total chargeback expense to us from this fraud was approximately 3.71% of bookings.

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
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need for developers and creators to develop new experiences and virtual items, enhance our existing experiences, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our Class A common stock. Any debt financing that we secure in the future could involve offering security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of the COVID-19 pandemic, the conflict in Ukraine, market downturn, inflation, and growing fears of a national or global recession, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition or results of operations may be harmed.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. For the nine months ended September 30, 2022, approximately 76% of our DAUs and 34% of our revenue was derived from outside the U.S. and Canada region. While we periodically adjust the price of Robux to account for the relative value of this local currency to the U.S. dollar these adjustments are not immediate nor do they typically exactly track the underlying currency fluctuations. As a result, rapid appreciation of the U.S. dollar against these foreign currencies has harmed and may in the future harm our reported results and cause the revenue derived from our foreign users and overall revenue to decrease. In addition, even if we do adjust the cost of our Robux in foreign markets to track appreciation in the U.S. dollar, such appreciation could increase the costs of purchasing Robux to our users outside of the U.S., adversely affecting our business, results of operations and financial condition.
We also incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Additionally, global events as well as geopolitical developments, including conflict in Europe and inflation have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which could amplify the volatility of currency fluctuations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of our expenses being higher which may not be offset by additional revenue earned in the local currency. This could have a negative impact on our reported results of operations. To date, we have not engaged in any hedging strategies and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement in the future to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

We plan to continue to make acquisitions and investments in other companies, which could require significant management attention, disrupt our business, dilute our stockholders, and significantly harm our business.
As part of our business strategy, we have made and intend to make acquisitions to add specialized employees and complementary companies, features, and technologies. For example, since January 1, 2021, we have completed 8 acquisitions or similar strategic transactions. Our ability to acquire and successfully integrate larger or more complex companies, features, and technologies is unproven. In the future, we may not be able to find other suitable acquisition or investment candidates, and we may not be able to complete acquisitions or similar strategic transactions on favorable terms, if at all. The pursuit of potential acquisitions may divert the attention of management and cause us to incur significant expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Our previous and future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by users, developers, creators, partners, or investors. In addition, if we fail to successfully close transactions or integrate new teams into our corporate culture, or fail to integrate the features and technologies associated with these acquisitions, our business could be significantly harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition, including accounting charges which could be recognized as a current period expense. We also may not achieve the anticipated benefits of synergies from the acquired business, may encounter challenges with incorporating the acquired features and technologies into our Platform while maintaining quality and security standards consistent with our brand, or may fail to identify security vulnerabilities in acquired technology prior to integration with our technology and Platform. We may also incur unanticipated liabilities that we assume as a result of acquiring companies, including claims related to the acquired company, its offerings or technologies or potential violations of applicable law or industry rules and regulations arising from prior or ongoing acts or omissions by the acquired business that were not discovered during diligence. We will pay cash, incur debt, or issue equity securities to pay for any acquisitions, any of which could significantly harm our business. Selling equity to finance any such acquisition would also dilute our stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
As of December 31, 2021, we had federal net operating loss carryforwards of $2,120.8 million, which begin to expire in 2024, state net operating loss carryforwards of $840.1 million, which begin to expire in 2027, and foreign net operating loss carryforwards of $49.6 million, which begin to expire in 2024. Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and other similar provisions. Further, of the $2,120.8 million of federal net operating losses, $2,035.2 million is carried forward indefinitely but is generally limited to 80% of taxable income. Our net operating loss carryforwards may also be subject to limitations under state law. Net operating loss carryforwards generated before January 2018 will not be subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period. If our net operating loss carryforwards and other tax attributes expire before utilization or are subject to limitations, our business and financial results could be harmed.

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
The RSUs granted to our employees and directors prior to our direct listing, generally vest upon the satisfaction of both service-based and liquidity event-related performance vesting conditions occurring before the award’s expiration date. The service-based vesting period has been generally satisfied by the award holder providing services to us over a four-year period. The liquidity event-related performance vesting condition was satisfied on the effective date of our registration statement on Form S-1/A. As of March 31, 2021, we began recognizing stock-based compensation expense for such RSUs. The RSUs granted subsequent to our Direct Listing only have a service based vesting condition, which historically has been generally satisfied over a four-year period. Starting in July 2022, the service-based vesting period is generally now satisfied by the award holder providing services to us over a three-year period.
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

Additionally, we may expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the vesting and/or settlement of our outstanding RSUs, including the CEO Long-Term Performance Award. Under U.S. tax laws, employment and income tax withholding and remittance obligations for RSUs arise in connection with the vesting and settlement of the RSUs. To fund the employment and income tax withholding and remittance obligations arising in connection with the vesting and settlement of vested RSUs that are not otherwise satisfied, we will either (i) withhold shares of our Class A common stock that would otherwise be issued with respect to such vested RSUs and pay the relevant tax authorities in cash to satisfy such tax obligations or (ii) have the holders of such vested RSUs use a broker or brokers to sell a portion of such shares into the market, with the proceeds of such sales to be delivered to us for us to remit to the relevant taxing authorities, in order to satisfy such employment and income tax withholding and remittance obligations. Any such expenditures by us of substantial funds to satisfy a portion of our tax withholding and remittance obligations that arise upon the vesting and/or settlement of RSUs may have an adverse effect on our financial condition and results of operations.
Risks Related to Government Regulations
We are subject to various governmental export control, trade sanctions, and import laws and regulations that require our compliance and may subject us to liability if we violate these controls.
We are subject to laws and regulations that could limit our ability to offer access or full access to our Platform and experiences to certain persons and in certain countries or territories. For example, certain U.S. laws and regulations administered and enforced by U.S. Department of the Treasury’s Office of Foreign Assets Control, referred to as OFAC, may limit our ability to give users, developers, and creators access to certain aspects of our Platform and experiences, or collectively with other applicable export control and economic sanctions laws and regulations, the Trade Control Laws and Regulations. Trade Control Laws and Regulations are complex and dynamic, and monitoring and ensuring compliance can be challenging. In addition, we rely on our payment processors for compliance with certain of these Trade Control Laws and Regulations, preventing paid activity by users, developers, and creators that attempt to access our Platform from various jurisdictions comprehensively sanctioned by OFAC, Cuba, Iran, North Korea, Syria, and sanctioned regions of Ukraine. Users, developers, and creators from certain of these countries and territories have access to our Platform and experiences and there can be no guarantee we will be found to have been in full compliance with Trade Control Laws and Regulations during all relevant periods. Any failure by us or our payment processors to comply with the Trade Control Laws and Regulations may lead to violations of the Trade Control Laws and Regulations that could expose us to liability. Additionally, following Russia’s invasion of Ukraine, the United States and other countries imposed certain economic sanctions and severe export control restrictions against Russia, and the United States and other countries could impose wide sanctions and export restrictions and take other actions should the conflict further escalate. Any failure to comply with applicable laws and regulations also could have negative consequences for us, including reputational harm, government investigations, and monetary penalties.
In addition, various foreign governments may also impose controls, export license requirements, and/or restrictions applicable to our Platform and experiences. Compliance with such applicable regulatory requirements may create delays in the introduction of our Platform in some international markets or prevent certain international users from accessing our Platform.
Changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.
We are subject to tax laws, regulations, and policies of the several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the United States recently enacted a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

Governmental agencies may restrict access to platforms, our website, mobile applications or the internet generally, which could lead to the loss or slower growth of our user base.
Governmental agencies in any of the countries in which we, our users, developers, or creators are located from time to time seek to and could seek to block access to impose restrictions on or require a license for our Platform, our website, operating system platforms, application stores or the internet generally for a number of reasons, including data security, privacy, data protection, confidentiality, or regulatory concerns which may include, among other things, governmental restrictions on certain content in a particular country, requirements to establish a local presence in a particular jurisdiction, and a requirement that user information be stored on servers in a country within which we operate. For example, China has recently limited that amount of time users under the age of 18 can spend on gaming platforms. Additionally, the publishing license granted to Tencent in December 2020 from the National Press and Publication Administration of the Chinese government could be withdrawn, which could significantly impair or eliminate the ability to publish and operate Luobulesi in China. Governmental agencies could issue fines or penalties if there are instances where we are found not to have been in compliance with regulations in any of these areas. Users generally need to access the internet, including in geographically diverse areas, and also mobile platforms such as the Apple App Store and the Google Play Store, to engage with experiences on our Platform. If governmental or other entities block, limit or otherwise restrict developers, creators, and users from accessing our Platform, or users from engaging with experiences on our Platform, we may need to take on more onerous obligations, limit the functionality of our Platform, and/or establish certain local entities, each of which could adversely affect our results of operations or subject us to additional fines and penalties.
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
In addition, the CCPA, which established a new privacy framework for covered businesses such as ours, went into effect in January 2020, requiring us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Additionally, the California Privacy Rights Act, or CPRA, was approved in November 2020. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA comes into effect on January 1, 2023 and, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new agency to implement and enforce the law. The CCPA has prompted similar legislative developments in other states in the U.S., such as Virginia, which in March 2021 enacted a Consumer Data Protection Act that will go into effect January 1, 2023, Colorado, which in June 2021 enacted a Colorado Privacy Act that will go into effect July 1, 2023, Utah, which in March 2022 enacted a Utah Consumer Privacy Act that will go into effect December 31, 2023, and Connecticut, which in May 2022 enacted the Act Concerning Personal Data Privacy and Online Monitoring that will go into effect on December 31, 2023. These developments create the potential for a patchwork of overlapping but different state laws. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business. The potential effects of new and evolving legislation relating to privacy, data security, and data protection are far-reaching, create the potential for a patchwork of overlapping but different laws, and may require us to modify practices and policies, incur substantial costs and expenses in an effort to comply, or restrict our operations.
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
We are subject to a variety of laws in the U.S. and abroad that affect our business. As a global Platform with users in over 180 countries, we are subject to a myriad of regulations and laws regarding consumer protection, including the use of gift cards, subscriptions, advertising, electronic marketing, protection of minors, privacy, biometrics, data security, data protection and data localization requirements, online services, anti-competition, freedom of speech, labor, real estate, taxation, intellectual property ownership and infringement, tax, export and national security, tariffs, anti-corruption and telecommunications, all of which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us, which in some cases can be enforced by private parties in addition to government entities, are often uncertain and may be conflicting, particularly laws outside the U.S., and compliance with laws, regulations and similar requirements may be burdensome and expensive. Laws and regulations may be inconsistent from jurisdiction to jurisdiction, which may increase the cost of compliance and doing business and expose us to possible litigation, penalties or fines. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could make our Platform less attractive to our users, developers or creators or cause us to change or limit our ability to sell our Platform. We have policies and procedures designed to ensure compliance with applicable laws and regulations, but we cannot assure you that we will not experience violations of such laws and regulations or our policies and procedures.
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

In addition, there are ongoing academic, political, and regulatory discussions in the U.S., Canada, Europe, United Kingdom, Australia, and other jurisdictions regarding whether certain mechanisms that may be included in the experiences on our Platform, such as features commonly referred to as “loot boxes,” and certain genres of experiences, such as social casino, that may reward gambling, should be subject to a higher level or different type of regulation than other genres of experiences to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. In July 2022, Spanish gambling regulators introduced a bill aimed at prohibiting minors from accessing “loot boxes”, which if passed, may require us to limit the availability of certain features in Spain. Similar limitations will likely be imposed in the United Kingdom. Other countries may adopt similar rules, which may have a negative impact on our revenue. In addition, it is possible that similar lawsuits could be filed against us in Brazil or possibly other jurisdictions. Also, new regulation by the U.S. federal government and its agencies, such as the FTC, state agencies or foreign jurisdictions, which may vary significantly, could require that certain content in the experiences on our Platform be modified or removed, increase the costs of operating or monitoring the experiences on our Platform, impact user engagement and thus the functionality and effectiveness of our Platform or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied. If we become liable, directly or indirectly, under these laws or regulations, we could be harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our Platform, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition, or results of operations.
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
We vigorously dispute and have disputed claims of infringement by such labels and publishers but could be subject to additional claims in the future. An adverse judgment against us in any such lawsuit could require us to settle any claims for an undetermined amount which could have a material impact on our business, financial condition, or results of operations.
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
We may also be required to enter into license agreements with various licensors, including record labels, music publishers, performing rights organizations, and collective management organizations, to obtain licenses that authorize the storage and use of content uploaded by our users. We may not be able to develop technological solutions to comply with these license agreements on economically reasonable terms and there is no guarantee that we will be able to enter into agreements with all relevant rights holders on terms that we deem reasonable. Compliance may therefore negatively impact our financial prospects.
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
Furthermore, certain federal statutes in the U.S. may apply to us with respect to various activities of our users, including the DMCA, which provides immunity from monetary damages for online service providers such as us for, among other things, infringing content uploaded to our Platform by our users provided we comply with certain statutory requirements, and Section 230 of the Communications Decency Act, or the CDA, which addresses blocking and screening of content on the internet and provides immunity to platforms that censor communications that they deem to be inappropriate. For example, we filter communications to eliminate speech we determine to be offensive based on our objective of creating a civil and safe place for all users. Bills have recently been proposed in Congress calling for a range of changes to Section 230 of the CDA which include a complete repudiation of the statute to modifications of it in such a way as to remove certain social media companies from its protection. If Section 230 of the CDA were so repealed or amended, we could potentially be subject to liability if we continue to censor speech, even if that speech were offensive to our users, or we could experience a decrease in user activity and revenues if we are unable to maintain a safe environment for our users if certain blocking and screening activities are prohibited by law. In addition, certain states have either passed or are debating laws that would create potential liability for moderating or removing certain user content. While we believe these laws are of dubious validity under the U.S. Constitution and in light of Section 230 of the CDA, they nevertheless present some risk to our content-moderation efforts going forward.
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
•any significant change in our management or other key personnel;

•other events or factors, including those resulting from war, such as Russia’s invasion of Ukraine, incidents of terrorism, pandemics, including the COVID-19 pandemic, wildfires or power outages or responses to these events; and
•general economic conditions and slow or negative growth of our markets.
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
We are and/or may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, privacy, biometrics, data security, data protection, product liability, consumer protection, employment, class action, whistleblower, contract, securities, and other litigation claims, and governmental and other regulatory investigations and proceedings. For example, on March 9, 2022, an alleged shareholder filed a putative securities class action against us and certain of our executives and directors, alleging violations of Sections 11, 12(a)(2), and 15 of the Securities Act in connection with the registration statement for our direct listing. The parties have stipulated to a dismissal of the Superior Court case, and the matter was dismissed on August 2, 2022, but we anticipate the shareholder will refile this action in Federal Court. Additionally, on May 25, 2021, a putative consumer class action lawsuit was filed against us in the United States District Court for the Northern District of California, asserting various claims arising from allegations that we disabled access to virtual items found to violate our Terms of Use. In this and similar lawsuits brought on behalf of child users, the court may allow minors to disaffirm or avoid enforcement of our Terms of Use, depending on the circumstances. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

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
Our operations are subject to the effects of a rising rate of inflation and volatile global economic conditions.
The United States, Europe and other key global markets have recently experienced historically high levels of inflation. If the inflation rate continues to increase, it will likely affect all of our expenses, including, but not limited to, employee compensation expenses and energy expenses and it may reduce consumer discretionary spending, which could affect the buying power of our users, developers and creators and lead to a reduced demand for our Platform.
Additionally, geopolitical developments, such as the war in Ukraine and tensions with China, and the responses by central banking authorities to control inflation, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Adverse macroeconomic conditions, including lower consumer confidence, slower growth or recession, changes to fiscal and monetary policy, inflation, higher interest rates, currency fluctuations, the availability and cost of credit, and the strength of the economies in which we and our users are located, have adversely affected and may continue to adversely affect our consolidated financial condition and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39763	3.1	May 13, 2021
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-39763	3.2	May 13, 2021
4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-250204	4.1	January 8, 2021
4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of January 6, 2021.	S-1/A	333-250204	4.2	January 8, 2021
4.3	Form of Common Stock Warrant issued in connection with an acquisition between the registrant, Jerome Boulon and CaliStream, LLC.	S-1/A	333-250204	4.3	January 8, 2021
4.4	Indenture, dated as of October 29, 2021, between Roblox Corporation and U.S. Bank National Association, as Trustee.	8-K	001-39763	4.1	October 29, 2021
4.5	Form of 3.875% Senior Notes due 2030.	8-K	001-39763	4.2	October 29, 2021
10.1*	Offer Letter, by and between the registrant and Amy Rawlings, dated as of July 15, 2022.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Roblox Corporation

Date: November 9, 2022	By:	/s/ Michael Guthrie

Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)