Form 10-Q
period 2023-03-31
Roblox Corp
filed 2023-05-10
CIK 1315098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 1, 2023, the registrant had 560,594,600 shares of Class A common stock and 50,086,273 of Class B common stock, each with a par value of $0.0001 per share, outstanding.

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

SPECIAL NOTE REGARDING OPERATING METRICS
We manage our business by tracking several operating metrics, including daily active users (“DAUs”), hours engaged, bookings, average bookings per DAU (“ABPDAU”), average new and returning monthly unique payers, monthly repurchase rate, and average bookings per monthly unique payer. As a management team, we believe each of these operating metrics provides useful information to investors and others. For information concerning these metrics as measured by us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
We believe that these metrics are reasonable estimates of our user base for the applicable period of measurement, and that the methodologies we employ and update from time-to-time to create these metrics are reasonable bases to identify trends in user behavior. Because we update the methodologies we employ to create metrics, our current period metrics may not be comparable to those in prior periods. For example, in the first quarter of 2023, we revised the methodology we use to calculate average monthly unique payers for payers who purchased prepaid cards through one of our specified distributors; the impact to average new and returning monthly unique payers and average bookings per monthly unique payer in periods prior to the first quarter of 2023 was not significant (specifically, on a quarterly basis, previously reported average unique payers would have been up to 1% higher and average bookings per unique payer would have been up to 1% lower under the new methodology). Finally, the accuracy of our metrics may be affected by certain factors relating to user activity and systems and our ability to identify and detect attempts to replicate legitimate user activity, often referred to as botting. See the sections titled “Risk Factors—Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may significantly harm and negatively affect our reputation and our business.”
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

Hours Engaged
We define hours engaged as the time spent by our users on the platform, which includes time spent in experiences (which refer to the titles that have been created by developers) and within platform features such as chat and avatar personalization. We calculate total hours engaged as the aggregate of user session lengths in a given period. We determine this length of time using internal company systems that track user activity on our platform, and aggregate discrete activities into a user session.
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
We believe bookings provide a timelier indication of trends in our operating results that are not necessarily reflected in our revenue as a result of the fact that we recognize the majority of revenue over the estimated average lifetime of a paying user, which was 28 months as of March 31, 2023. The change in deferred revenue constitutes the vast majority of the reconciling difference from revenue to bookings. By removing these non-cash adjustments, we are able to measure and monitor our business performance based on the timing of actual transactions with our users and the cash that is generated from these transactions. Over the long-term, the factors impacting our revenue and bookings trends are the same. However, in the short-term, there are factors that may cause revenue and bookings trends to differ in any period.
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
Bookings are also broken out by geographic region based on the billing country of our payers, to help us understand the global engagement on our platform. The billing address may not always accurately reflect a payer’s actual location at the time of their purchase.
ABPDAU
We define ABPDAU as bookings in a given period divided by the DAUs for such period. We primarily use ABPDAU as a way to understand how we are monetizing across all of our users through the sale of virtual currency and subscriptions.
Average New and Returning Monthly Unique Payers and Monthly Repurchase Rate
We define new monthly unique payers as user accounts that made their first purchase on the platform, or via redemption of prepaid cards, during a given month. Average new monthly unique payers for a specified period is the average of the new monthly unique payers for each month during that period. Because we do not always have the data necessary to link an individual who has paid under multiple user accounts, an individual may be counted as multiple new monthly unique payers.
We define returning monthly unique payers as user accounts that have made a purchase on the platform, or via redemption of prepaid cards, in the current month and in any prior month. Average returning monthly unique payers for a specified period is the average of the returning monthly unique payers for each month during that period. Because we do not always have the data necessary to link an individual who has paid under multiple user accounts, an individual may be counted as multiple returning monthly unique payers.
We define monthly repurchase rate as the returning monthly unique payers in the current month, divided by the sum of the prior month’s new monthly unique payers and returning monthly unique payers. Average monthly repurchase rate for a specified period is the average of the monthly repurchase rates for each month during that period.

Average Bookings per Monthly Unique Payer
We define average bookings per monthly unique payer as bookings in the specified period divided by the average monthly unique payers for the same specified period.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ROBLOX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	As of
	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$828,129	$2,977,474
Short-term investments	1,412,862	—
Accounts receivable—net of allowances	265,246	379,353
Prepaid expenses and other current assets	76,307	61,641
Deferred cost of revenue, current portion	435,528	420,136
Total current assets	3,018,072	3,838,604
Long-term investments	850,929	—
Property and equipment—net	688,341	592,346
Operating lease right-of-use assets	492,686	526,030
Deferred cost of revenue, long-term	229,877	225,132
Intangible assets, net	50,739	54,717
Goodwill	134,335	134,335
Other assets	6,481	4,323
Total assets	$5,471,460	$5,375,487
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$120,256	$71,182
Accrued expenses and other current liabilities	247,949	236,006
Developer exchange liability	227,839	231,704
Deferred revenue—current portion	2,037,696	1,941,943
Total current liabilities	2,633,740	2,480,835
Deferred revenue—net of current portion	1,123,321	1,095,291
Operating lease liabilities	467,187	494,590
Long-term debt, net	989,308	988,984
Other long-term liabilities	12,722	10,752
Total liabilities	5,226,278	5,070,452
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value; 5,000,000 authorized as of March 31, 2023 and December 31, 2022, 610,487 and 604,674 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; Class A common stock—4,935,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively, 560,401 and 553,337 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; Class B common stock—65,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively, 50,086 and 51,337 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively
	60	59
Additional paid-in capital	2,424,340	2,213,603
Accumulated other comprehensive income	62	671
Accumulated deficit	(2,176,620)	(1,908,307)
Total Roblox Corporation Stockholders’ equity	247,842	306,026
Noncontrolling interests	(2,660)	(991)
Total Stockholders’ equity	245,182	305,035
Total Liabilities and Stockholders’ equity	$5,471,460	$5,375,487
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue	$655,344	$537,134
Cost and expenses:
Cost of revenue(1)	151,841	135,632
Developer exchange fees	182,440	147,122
Infrastructure and trust & safety	211,044	141,355
Research and development	275,537	177,762
General and administrative	97,574	57,772
Sales and marketing	26,755	29,102
Total cost and expenses	945,191	688,745
Loss from operations	(289,847)	(151,611)
Interest income	31,082	245
Interest expense	(10,012)	(9,999)
Other income/(expense), net	(440)	(379)
Loss before income taxes	(269,217)	(161,744)
Provision for/(benefit from) income taxes	731	276
Consolidated net loss	(269,948)	(162,020)
Net loss attributable to noncontrolling interests	(1,635)	(1,818)
Net loss attributable to common stockholders	$(268,313)	$(160,202)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.27)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	606,637	588,521
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Consolidated net loss	$(269,948)	$(162,020)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(68)	(6)
Net change in unrealized gains (losses) on available-for-sale marketable securities	(575)	—
Other comprehensive income/(loss), net of tax	(643)	(6)
Total comprehensive loss, including noncontrolling interests	(270,591)	(162,026)
Less: net loss attributable to noncontrolling interests	(1,635)	(1,818)
Less: cumulative translation adjustments attributable to noncontrolling interests	(34)	86
Other comprehensive loss attributable to noncontrolling interests, net of tax	(1,669)	(1,732)
Total comprehensive loss attributable to common stockholders	$(268,922)	$(160,294)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
Three Months Ended March 31, 2023

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	604,674	$59	$2,213,603	$671	$(1,908,307)	$(991)	$305,035
Issuance of common stock upon exercise of stock options	2,263	1	5,912	—	—	—	5,913
Issuance of common stock under Employee Stock Purchase Plan	639	—	19,921	—	—	—	19,921
Vesting of restricted stock units	2,911	—	—	—	—	—	—
Stock-based compensation expense	—	—	184,904	—	—	—	184,904
Other comprehensive income/(loss)	—	—	—	(609)	—	(34)	(643)
Net loss	—	—	—	—	(268,313)	(1,635)	(269,948)
Balance at March 31, 2023	610,487	$60	$2,424,340	$62	$(2,176,620)	$(2,660)	$245,182
Three Months Ended March 31, 2022

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	585,878	$58	$1,568,638	$62	$(983,941)	$8,106	$592,923
Issuance of common stock upon exercise of stock options	4,150	1	10,175	—	—	—	10,176
Issuance of common stock under Employee Stock Purchase Plan	335	—	14,243	—	—	—	14,243
Vesting of restricted stock units	1,808	—	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(3)	—	(150)	—	—	—	(150)
Stock-based compensation expense	—	—	112,295	—	—	—	112,295
Other	28	—	—	—	—	—	—
Other comprehensive income/(loss)	—	—	—	(92)	—	86	(6)
Net loss	—	—	—	—	(160,202)	(1,818)	(162,020)
Balance at March 31, 2022	592,196	$59	$1,705,201	$(30)	$(1,144,143)	$6,374	$567,461
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Consolidated net loss	$(269,948)	$(162,020)
Adjustments to reconcile net loss including noncontrolling interests to net cash and cash equivalents provided by operations:
Depreciation and amortization	47,412	24,497
Stock-based compensation expense	184,904	112,295
Operating lease non-cash expense	21,244	13,997
(Accretion)/amortization on marketable securities, net	(12,122)	—
Amortization of debt issuance costs	324	311
Impairment expense, (gain)/loss on investment and other asset sales, and other, net	8,236	(567)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	113,193	128,183
Accounts payable	18,307	(3,768)
Prepaid expenses and other current assets	(8,359)	(10,940)
Other assets	(2,158)	(435)
Developer exchange liability	(3,865)	(14,090)
Accrued expenses and other current liabilities	(17,004)	(2,066)
Other long-term liability	1,970	—
Operating lease liabilities	(11,999)	(11,709)
Deferred revenue	123,783	96,797
Deferred cost of revenue	(20,137)	(14,049)
Net cash and cash equivalents provided by operating activities	173,781	156,436
Cash flows from investing activities:
Acquisition of property and equipment	(91,359)	(51,790)
Purchases of investments	(2,340,200)	—
Sales of investments	84,279	—
Purchases of intangible assets	(500)	—
Net cash and cash equivalents used in investing activities	(2,347,780)	(51,790)
Cash flows from financing activities:
Proceeds from issuance of common stock	25,472	24,328
Payment of withholding taxes related to net share settlement of restricted stock units	—	(150)
Payment of debt issuance cost	—	(154)
Payments related to business combination, after acquisition date	(750)	—
Net cash and cash equivalents provided by financing activities	24,722	24,024
Effect of exchange rate changes on cash and cash equivalents	(68)	(6)
Net increase/(decrease) in cash and cash equivalents	(2,149,345)	128,664
Cash and cash equivalents
Beginning of period	2,977,474	3,004,300
End of period	$828,129	$3,132,964
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses and other liabilities	$109,617	$86,813
The accompanying notes are an integral part of these condensed consolidated financial statements.

Roblox Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Description of Business
Description of Business
Roblox Corporation (the “Company” or “Roblox”) was incorporated under the laws of the state of Delaware in March 2004. The Company operates a human co-experience platform (the “Roblox Platform” or “Platform”) where users interact with each other to explore and create immersive, user-generated, 3D experiences. Users are free to immerse themselves in experiences on the Roblox Platform and can acquire experience-specific enhancements or avatar items by using purchased Robux, our virtual currency. Any user can be a developer or creator on the Platform using Roblox Studio, a set of free software tools. Developers build the experiences that are published on Roblox and can earn Robux through microtransactions in their experiences, through engagement-based payouts, and by selling virtual items in the Roblox virtual economy.
2. Basis of Presentation and Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year ends on December 31. For example, references to fiscal year 2023 and 2022 refer to the fiscal year ending December 31, 2023 and December 31, 2022, respectively.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023.
In the Company’s opinion, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended March 31, 2023 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other interim period.
For a discussion of the Company’s significant accounting policies, refer to the headers “Developer Exchange Fees Expense” and “Short-Term and Long-Term Investments” below, as well as the significant accounting policies as described in the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023.
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

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, the estimated period of time the virtual items are available to the user, which is estimated as the average lifetime of a paying user, and the estimated amount of consumable and durable virtual items purchased for which the Company lacks specific information that we use for revenue recognition, useful lives of property and equipment and intangible assets, fair value of assets and liabilities acquired through acquisitions, accrued liabilities (including accrued developer exchange fees), contingent liabilities, valuation of deferred tax assets and liabilities, stock-based compensation expense, the discount rate used in measuring our operating lease liabilities, the carrying value of operating lease right-of-use assets, evaluation of recoverability of goodwill, intangible assets and long-lived assets, and as necessary, estimates of fair value to measure impairment losses. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. Actual results could differ from those estimates and any such differences may be material to the condensed consolidated financial statements. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.
Change in Accounting Estimate
In the first quarter of 2022, we updated our estimated paying user life from 23 months to 25 months, which was subsequently updated again to 28 months in the third quarter of 2022. Based on the carrying amount of deferred revenue and deferred cost of revenue as of December 31, 2021, the change in estimate in the first quarter of 2022 resulted in a decrease in revenue of $82.5 million and a decrease in cost of revenue of $19.6 million during the three months ended March 31, 2022. The estimated paying user life for the quarter ended March 31, 2023 was 28 months.
Refer to the heading “Basis of Presentation and Summary of Significant Accounting Policies — Revenue Recognition Policy” as described in the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023, for a complete discussion on the Company’s revenue recognition policies.
Developer Exchange Fees Expense
The Company has established an incentive program for developers and creators to build and operate virtual experiences within the Roblox environment. Developers and creators can earn Robux through the sale of access to their experiences and enhancements in their experiences, the sale of content and tools between developers through the Studio Marketplace, and the sale of items to users through the Avatar Marketplace. Developers can also earn Robux through our engagement-based reward program that rewards developers based on the number of hours spent in their experiences by Roblox Premium subscribers. Under certain conditions, and in compliance with applicable law, these developers and creators are eligible to receive a cash payout based on the amount of accumulated earned Robux through our Developer Exchange Program. In order to be qualified for our Developer Exchange Program and eligible to exchange earned Robux for real-world currency, developers and creators must meet certain conditions, such as having earned the minimum amount of Robux required to qualify for the program, a verified developer account, and an account in good standing. On January 31, 2022, we reduced the minimum amount of earned Robux required to qualify for the program from 100,000 Robux to 50,000 Robux and subsequently on January 31, 2023, we further reduced the minimum requirement from 50,000 Robux to 30,000 Robux.
The Company recognizes the expense associated with the Developer Exchange Program as Robux are earned by developers and creators that are qualified and registered in the Developer Exchange Program.
Short-Term and Long-Term Investments
Short-term and long-term investments consist of corporate debt securities, commercial paper, U.S. Treasury securities, U.S. agency securities, foreign government securities, and certificates of deposits. Based on our intentions, all debt investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses recorded as a separate component of other comprehensive income, net of income taxes. The Company determines the appropriate classification of its investments as short-term or long-term at the time of purchase and reevaluates such determination at each reporting period based on their respective maturity dates and the Company’s reasonable expectation with regard to those investments (e.g. expectations of future sales or redemptions).
For debt securities in an unrealized loss position, we first consider whether we intend to or it is more likely than not that we will be required to sell the individual security prior to recovery of its amortized cost basis and if so, we adjust the carrying value of security down to its fair value, with the amount of the write-down recorded as a realized loss within other income/(expense), net.

Otherwise, we determine whether a decline in fair value is attributable to a partial or full credit loss by reviewing factors such as the extent to which the fair value is less than the amortized cost basis, changes in interest rates since the purchase of the security, the financial condition of the issuer, including changes in credit ratings, the remaining payment terms of the security, as well as any adverse conditions specifically related to the security, the issuer’s industry or its geographic area. If a credit loss exists, we adjust the carrying value by recording expense within other income/(expense), net equal to the amount of the credit loss, with such amount limited to the amount of the unrealized loss. Subsequent recoveries of fair value originally attributed to a credit loss are subsequently recognized as income within other income/(expense), net. Finally, any unrealized loss not deemed to be attributable to a credit loss is recognized as component of other comprehensive income/(loss), net of income taxes.
There were no credit losses related to our debt investments in any of the periods presented and therefore all unrealized gains/(losses) were recognized as a component of other comprehensive income/(loss), net of tax.
For purposes of identifying and measuring credit losses, the Company excludes any related accrued interest from both the fair value and amortized cost basis of the investment. Accrued interest receivable, net of the allowance for credit losses (if any), is recorded in prepaid expenses and other current assets in our condensed consolidated financial statements.
Realized gains and losses for all investments are determined using the specific-identification method and are reflected as a component of other income (expense), net in the condensed consolidated statements of operations.
The Company’s investment policy limits the amount of credit exposure in its portfolio by imposing credit rating minimums and limiting purchases by security type and sector.
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognized contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The Company adopted the ASU on January 1, 2023 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
The Company is in the process of reviewing all issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such accounting pronouncements will cause a material impact on its condensed consolidated financial statements.
3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing country of users (in thousands, except percentages):

	Three Months Ended March 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$425,763	65%	$356,656	66%
Europe	118,530	18	99,202	18
Asia-Pacific, including Australia and New Zealand	65,128	10	45,990	9
Rest of world	45,923	7	35,286	7
Total	$655,344	100%	$537,134	100%
(1)The Company’s revenues in the United States were 61% of total revenue for the three months ended March 31, 2023 and 62% for the three months ended March 31, 2022.

No individual country, other than the United States, exceeded 10% of the Company’s total revenue for any period presented.
Durable virtual items accounted for 90% of Roblox Platform revenue for each of the three months ended March 31, 2023 and March 31, 2022, while consumable virtual items accounted for 10% of Roblox Platform revenue for each of the three months ended March 31, 2023 and March 31, 2022.
Deferred Revenue
The Company receives payments from its users based on the payment terms established in its contracts. Such payments are initially recorded to deferred revenue and are recognized into revenue as the Company satisfies its performance obligations. The aggregate amount of revenue allocated to unsatisfied performance obligations is included in our deferred revenue balances.
The increase in deferred revenue for the quarter ended March 31, 2023 was driven by sales during the period exceeding revenue recognized from the satisfaction of our performance obligations, which includes the revenue recognized during the period that was included in the current portion of deferred revenue at the beginning of the period. During the three months ended March 31, 2023, we recognized $562.7 million of revenue that was included in the current deferred revenue balance as of December 31, 2022.
4. Leases
On February 11, 2023, the Company executed a lease assignment as sub-lessee pursuant to which the Company will sublease approximately 179,496 square feet of office space in San Mateo, California for a lease term of approximately seven years (the “Sub-Lessee Agreement”). Concurrent with the execution of the Sub-Lessee Agreement, the Company executed a sublease as sub-lessor pursuant to which it will sublease a total of approximately 78,911 square feet of its San Mateo, California corporate headquarters (the “San Mateo Headquarters”) to the sub-lessee for a lease term of approximately four years (the “Sub-Lessor Agreement”).
The total lease payments under the Sub-Lessee Agreement are approximately $85.6 million over the lease term and the Company expects to take possession of the assigned space in the second quarter of 2023. The total lease payments due to the Company under the Sub-Lessor Agreement are $22.2 million over the lease term and the Company provided possession to the sub-lessee to one of the floors in April 2023, with possession of the remaining floor expected to be provided during the third quarter of 2023.
As a result of the Sub-Lessor Agreement, the Company recognized a $7.0 million impairment loss within general and administrative expenses in its condensed consolidated financial statements during the three months ended March 31, 2023, which included $4.8 million related to the San Mateo Headquarters operating lease right-of-use asset and $2.2 million related to property and equipment, net associated with the San Mateo Headquarters.

5. Cash Equivalents and Investments
The following is a summary of the Company’s cash equivalents and short-term and long-term investments (in thousands):

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Level 1
Money market funds	$308,160	$—	$—	$308,160	$308,160	$—	$—
U.S. Treasury securities	1,432,243	1,250	(331)	1,433,162	159,472	874,957	398,733
Subtotal	1,740,403	1,250	(331)	1,741,322	467,632	874,957	398,733
Level 2
U.S. agency securities	488,688	154	(147)	488,695	34,945	370,108	83,642
Foreign government securities	14,150	40	(74)	14,116	—	—	14,116
Certificates of deposits	12,741	—	—	12,741	—	12,741	—
Commercial paper	183,892	—	—	183,892	49,802	134,090	—
Corporate debt securities	376,871	550	(2,017)	375,404	—	20,966	354,438
Subtotal	1,076,342	744	(2,238)	1,074,848	84,747	537,905	452,196
Total	$2,816,745	$1,994	$(2,569)	$2,816,170	$552,379	$1,412,862	$850,929

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Level 1
Money market funds	$1,903,880	$—	$—	$1,903,880	$1,903,880	$—	$—
Total	$1,903,880	$—	$—	$1,903,880	$1,903,880	$—	$—
As of March 31, 2023, all of the Company’s short-term debt investments have contractual maturities of one year or less and all of the Company’s long-term debt investments have contractual maturities of between one and three years.
Changes in market interest rates, credit risk of borrowers and overall market liquidity, amongst other factors, may cause our short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses.
6. Acquisitions
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
In connection with the acquisition, the Company also entered into agreements with the Byfron founders, which provide them $9.6 million over a three year service period following the Byfron Acquisition Date, subject to their continued service with the Company during that period. The agreements were determined to primarily benefit the Company and were recognized separate from the business combination. The expense associated with these agreements is being recognized ratably over the requisite service period of three years as a component of research and development expense.

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
Hamul, Inc. Acquisition
On April 1, 2022 (the “Hamul Acquisition Date”), the Company acquired all outstanding equity interests of Hamul, Inc. (“Hamul”) a privately-held company that provides a platform for connecting gaming communities. The acquisition has been accounted for as a business combination. The fair value of the consideration transferred was $19.3 million, which consisted of $9.2 million paid in cash and 385,093 shares of Class A common stock with a fair value of $4.0 million. The aggregate purchase consideration was comprised of the following (in thousands):

Fair Value
Cash paid	$9,185
Common stock issued	4,009
Replacement awards attributable to pre-acquisition service	6,129
Total purchase price	$19,323
In connection with the acquisition, the Company entered into a stock-based consideration revesting agreement with the Hamul founders. The portion of the fair value of the common stock associated with pre-acquisition service of the Hamul founders represented a component of the total purchase consideration, as presented above. The remaining fair value of $7.6 million of these issued shares was excluded from the purchase price. These shares, which are subject to the recipients’ continued service with the Company, are being recognized ratably as stock-based compensation expense as a component of research and development expense over the requisite service period of three years following the Hamul Acquisition Date.
The total purchase consideration was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. Management determined the fair values based on a number of factors. The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill is attributable to the assembled workforce and anticipated synergies arising from the acquisition. The goodwill recognized is not expected to be deductible for income tax purposes.

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
7. Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table represents the changes to goodwill during the three months ended March 31, 2023 (in thousands):

Carrying Amount
Balance as of December 31, 2022	$134,335
Additions from acquisitions	—
Balance as of March 31, 2023	$134,335
There are no accumulated impairment losses for any period presented.
Intangible Assets
The following tables present details of the Company’s finite-lived intangible assets as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$72,559	$(27,860)	$44,699
Assembled workforce	10,000	(4,875)	5,125
Trade name	500	(158)	342
Total intangible assets	$83,059	$(32,893)	$50,166

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$72,059	$(24,240)	$47,819
Assembled workforce	10,000	(4,042)	5,958
Trade name	500	(133)	367
Total intangible assets	$82,559	$(28,415)	$54,144
The above tables do not include $0.6 million of indefinite lived intangible assets as of March 31, 2023 and December 31, 2022.

Amortization expense related to our finite-lived intangible assets was $4.5 million for the three months ended March 31, 2023 and $3.8 million for the three months ended March 31, 2022.
Expected future amortization expenses related to the intangible assets as of March 31, 2023 were as follows (in thousands):

Year ending December 31:
Remainder of 2023	$13,687
2024	16,780
2025	14,036
2026	4,613
2027	1,050
Thereafter	—
Total remaining amortization	$50,166
8. Other Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Prepaid expenses	$48,054	$45,173
Accrued interest receivable	8,751	6,026
Other current assets	19,502	10,442
Total prepaid expenses and other current assets	$76,307	$61,641
Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Servers and related equipment and software	$861,377	$741,418
Computer hardware and software	34,931	23,647
Furniture and fixtures	476	446
Leasehold improvements	87,251	69,311
Construction in progress	12,727	24,306
Total property and equipment	996,762	859,128
Less accumulated depreciation and amortization	(308,421)	(266,782)
Property and equipment—net	$688,341	$592,346
Construction in progress primarily relates to leasehold improvements for the Company’s leased office buildings and network equipment infrastructure to support the Company’s data centers.
Depreciation and amortization expense of property and equipment was $42.9 million for the three months ended March 31, 2023 and was $20.7 million and for the three months ended March 31, 2022.

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Accrued operating expenses	$87,972	$80,122
Short term operating lease liabilities	81,282	73,235
Accrued interest on the 2030 Notes	16,146	6,458
Taxes payable	47,479	49,361
Accrued compensation and other employee related liabilities	5,197	21,003
Other current liability	9,873	5,827
Total accrued expenses and other current liabilities	$247,949	$236,006
9. Debt
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
(3)at any time prior to November 1, 2024, the Company may redeem all or a part of the 2030 Notes at a redemption price equal to 100% of the principal amount of 2030 Notes redeemed, including accrued and unpaid interest, if any, plus the applicable “make-whole” premium set forth in the indenture governing the 2030 Notes (the “Indenture”) as of the date of such redemption; and
(4)in connection with any tender offer for the 2030 Notes, including an offer to purchase (as defined in the Indenture), if holders of not less than 90% in aggregate principal amount of the outstanding 2030 Notes validly tender and do not withdraw such notes in such tender offer and the Company (or any third party making such a tender offer in lieu of the Company) purchases all of the 2030 Notes validly tendered and not withdrawn by such holders, the Company (or such third party) will have the right, upon not less than 10, but not more than 60 days’ prior notice, given not more than 30 days following such purchase date to the holders of the 2030 Notes and the trustee, to redeem all of the 2030 Notes that remain outstanding following such purchase at a redemption price equal to the price offered to each holder of 2030 Notes (excluding any early tender or incentive fee) in such tender offer plus to the extent not included in the tender offer payment, accrued and unpaid interest, if any.

In certain circumstances involving a change of control triggering event (as defined in the Indenture), the Company will be required to make an offer to repurchase all, or at the holder’s option, any part, of each holder’s 2030 Notes at a repurchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the applicable repurchase date.
The 2030 Notes are unsecured obligations and the Indenture contains covenants limiting the Company and its subsidiaries’ ability to: (i) create certain liens and enter into sale and lease-back transactions; (ii) create, assume, incur or guarantee certain indebtedness; or (iii) consolidate or merge with or into, or sell or otherwise dispose of all of substantially all of the Company and its subsidiaries’ assets to another person. These covenants are subject to a number of limitations and exceptions set forth in the Indenture and non-compliance with these covenants may result in the accelerated repayment of the 2030 Notes and any accrued and unpaid interest.
As of March 31, 2023, the Company was in compliance with all of its covenants under the Indenture.
The net carrying amount of the Company’s long-term debt, net, which is comprised solely of the 2030 Notes, was as follows (in thousands):

	As of
	March 31, 2023	December 31, 2022
Long-term debt, net
Principal	$1,000,000	$1,000,000
Unamortized issuance costs	(10,692)	(11,016)
Net carrying amount	$989,308	$988,984
Interest expense recognized in the condensed consolidated statements of operations related to the 2030 Notes was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$9,688	$9,688
Amortization of debt issuance costs	324	311
Total interest expense	$10,012	$9,999
The debt issuance costs for the 2030 Notes are amortized to interest expense over the term of the 2030 Notes using an annual effective interest rate of 4.05%.
As of March 31, 2023 and December 31, 2022, the estimated fair value of the 2030 Notes was approximately $857.5 million and $788.2 million, respectively, determined based on the trading price of the 2030 Notes on the last trading day of the reporting period in an inactive market, which represents a Level 2 input.
10. Commitments and Contingencies
Lease Commitments—The Company leases office facilities and space for data center operations under operating leases expiring in various years through 2035. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. All of the Company’s leases are accounted for as operating leases. There has been no material change in the Company’s lease commitments during the three months ended March 31, 2023 other than for lease commitments primarily related to office facilities and space for data center operations in the ordinary course of business. See Note 4, “Leases” for more information.
Purchase Obligations—Other purchase obligations primarily consist of contracts associated with data center and software vendors in the ordinary course of business. There has been no material change in the Company’s purchase obligations during the three months ended March 31, 2023, other than non-cancelable purchase commitments primarily related to data center and software vendors in the ordinary course of business.
Letters of Credit—The Company has letters of credit in connection with its operating leases which are not reflected in the Company's condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. There have been no material changes to the Company’s letters of credit during the three months ended March 31, 2023.

Legal Proceedings—The Company is and, from time to time may in the future become, involved in legal proceedings, claims and litigation in the ordinary course of business.
As of March 31, 2023, the Company has accrued for immaterial losses related to those litigation matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated. The Company considered the progress of these cases, the opinions and views of its legal counsel and outside advisors, its experience and settlements in similar cases, and other factors in arriving at the conclusion that a potential loss was probable. The Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for all of these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings. The maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty and the ultimate resolution of one or more of these matters could ultimately have a material adverse effect on our operations.
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
11. Stockholders’ Equity
As of March 31, 2023, the Company had 4,935.0 million shares of Class A common stock authorized, with a par value of $0.0001 per share, 65.0 million shares of Class B common stock authorized, with a par value of $0.0001 per share, and 100.0 million shares of preferred stock authorized, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to 20 votes per share.
During the three months ended March 31, 2023, 1.3 million shares of Class B common stock held by entities affiliated with Mr. Baszucki, Founder, President, CEO and Chair of our Board of Directors were converted to Class A common stock.
Class A and Class B common stock are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted.
The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of
	March 31, 2023	December 31, 2022
Stock options outstanding	49,148	51,591
Restricted Stock Units (“RSUs”) outstanding	33,956	30,322
2022 Performance Stock Units (“PSUs”)	415	415
CEO Long-Term Performance Award	11,500	11,500
2020 Equity Incentive Plan	83,814	59,945
2020 Employee Stock Purchase Plan	16,501	11,093
Stock warrants outstanding	264	264
Unregistered stock awards (“RSAs”) outstanding	425	500
Total	196,023	165,630

12. Stock-Based Compensation Expense
The Company has three equity incentive plans: its 2004 Incentive Stock Plan (the “2004 Plan”), its 2017 Amended and Restated Equity Incentive Plan (the “2017 Plan”) and its 2020 Equity Incentive Plan (the “2020 Plan”). The Company’s stockholders approved the 2020 Plan in 2020, which became effective in connection with the Company’s March 10, 2021 direct listing of its Class A common stock (the "Direct Listing"). The 2017 Plan was terminated effective immediately prior to the direct listing in connection with the effectiveness of the Company’s 2020 Plan, and accordingly no shares are available for issuance under the 2017 Plan. The 2004 Plan was terminated on the effective date of the 2017 Plan, and accordingly no shares are available for issuance under the 2004 Plan. Any outstanding stock awards under the 2004 Plan and 2017 Plan remain outstanding, subject to the terms of the applicable plan and award agreements, until such shares are issued under those stock awards, by exercise of stock options or settlement of RSUs or until those stock awards become vested or expired by their terms.
Additionally, in 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective in connection with the Direct Listing.
Stock-based compensation expense
Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Infrastructure and trust & safety	$18,532	$11,356
Research and development	129,257	74,814
General and administrative	30,650	20,795
Sales and marketing	6,465	5,330
Total stock-based compensation expense	$184,904	$112,295
Stock Options
The following table summarizes the Company’s stock option activity (in thousands, except per option data and remaining contractual term):

	Options Outstanding
	Number of Shares Subject to Options	Weighted- Average Exercise Price (per Option)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances as of December 31, 2022	51,591	$2.85	6.00	$1,321,183
Granted	—	—
Cancelled, forfeited, and expired	(180)	$4.69
Exercised	(2,263)	$2.61
Balances as of March 31, 2023	49,148	$2.86	5.77	$2,070,340
Exercisable as of March 31, 2023	40,367	$2.51	5.49	$1,714,354
Vested and expected to vest at March 31, 2023	49,148	$2.86	5.77	$2,070,340

RSUs and RSAs
The following table summarizes the Company’s RSU and RSA activity (in thousands, except per share data):

	RSUs		RSAs
	Number of Shares	Weighted- Average Grant Date Fair Value (per Share)	Number of Shares	Weighted- Average Grant Date Fair Value (per Share)
Unvested as of December 31, 2022	30,322	$48.73	500	$52.55
Granted	7,124	$36.35	—	—
Vested and released	(2,911)	$48.18	(75)	$50.75
Cancelled	(579)	$53.00	—	—
Unvested as of March 31, 2023	33,956	$46.11	425	$52.99
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
The Company recorded $12.0 million of stock-based compensation expense related to the CEO Long-Term Performance Award during the three months ended March 31, 2023 and March 31, 2022 within general and administrative expenses.
PSUs
During the quarter ended June 30, 2022, the Company’s Board of Directors granted performance-based restricted stock unit awards (the “2022 PSU Grants”), to certain members of management. The target number of 2022 PSU Grants was 207,284. The number of shares that can be earned will range from 0% to 200% of the target number of shares, based on the Company’s stock price performance and achievement of certain stock price hurdles during the last quarter of the second year through the end of the third year of a three-year performance period (the “2022 PSU Grant Stock Price Hurdles”) and subject to continuous employment through such date.
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
The Company recorded $1.0 million of stock-based compensation expense related to the 2022 PSU Grants during the three months ended March 31, 2023.
Employee Stock Purchase Plan
During the quarter ended March 31, 2023, the Company’s stock price on the purchase date, February 27, 2023, was lower than the Company’s stock price on the offering date. As a result, the offering in effect was reset with the lower stock price becoming the new offering price and rolled over to a new 24 month offering period. The reset was treated as a modification resulting in incremental expense totaling $3.1 million, which is being recognized over the remaining requisite service period as of the date of reset.
During the quarter ended September 30, 2022, the Company’s stock price on the purchase date, August 25, 2022, was lower than the Company’s stock price on the offering date. As a result, the offering in effect was reset with the lower stock price becoming the new offering price and rolled over to a new 24 month offering period. The reset was treated as a modification resulting in incremental expense totaling $5.1 million, which is being recognized over the remaining requisite service period as of the date of reset.
During the quarter ended March 31, 2022, the Company’s stock price on the purchase date, February 25, 2022, was lower than the Company’s stock price on the offering date of the first and second offering periods. As a result, the first and second offerings in effect were reset with the lower stock price becoming the new offering price and rolled over to a new 24 month offering period. The reset was treated as a modification resulting in incremental expense totaling $4.7 million, which is being recognized over the remaining requisite service period as of the date of reset.
The Company recorded $7.1 million and $4.6 million of stock-based compensation expense related to the 2020 ESPP during the three months ended March 31, 2023 and March 31, 2022, respectively.

13. Joint Venture
In February 2019, the Company entered into a joint venture agreement with Songhua River Investment Limited (“Songhua”), an affiliate of Tencent Holdings Ltd., (“Tencent Holdings”), to create Roblox China Holding Corp. (in which Roblox holds a 51% ownership interest as it relates to the voting shares). Songhua contributed $50 million in capital in exchange for a 49% ownership interest in Roblox China Holding Corp. The business of the joint venture (either directly or indirectly through the joint venture’s wholly owned subsidiaries) is to engage in the (i) development, localization, and licensing of the Roblox application to Shenzhen Tencent Computer Systems Co., Ltd. for operation and publication as a game in China, and (ii) development, localization, and licensing to creators of a Chinese version of the Roblox Studio and to oversee relations with local Chinese developers.
The joint venture is consolidated into the Company’s condensed consolidated financial statements as the Company maintains a controlling financial interest through voting rights, while the minority member of the joint venture does not have substantive participating rights or veto rights. The Company classifies the 49% ownership interest held by Songhua as a noncontrolling interest on its condensed consolidated balance sheet.
14. Income Taxes
The Company is subject to federal and state income tax in the United States, as well as foreign tax jurisdictions in which it conducts business. The Company does not provide for U.S. income taxes or foreign withholding taxes on the undistributed earnings of its profitable foreign subsidiaries because it intends to permanently reinvest such earnings in foreign operations.
The provision for income taxes for the three months ended March 31, 2023 and 2022 consisted of federal, state and foreign income taxes. The Company continues to maintain a full valuation allowance on its net deferred tax assets as it is not likely that the deferred assets will be utilized. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowance on the Company’s deferred tax assets.
On January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures and instead requires taxpayers to amortize such costs over five years. This change did not have a significant impact to the Company’s provision for income tax for the three months ended March 31, 2023 and 2022, as the Company has net operating loss carryforwards to offset the impact of the change and maintains a full valuation allowance against its deferred tax assets. Further, the Company does not anticipate this change to have a significant impact to the provision for income tax for the year ended December 31, 2023 and will continue to evaluate the impact on its business in future periods.
15. Basic and Diluted Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2023	2022
Basic and diluted net loss per share
Numerator
Consolidated net loss	$(269,948)	$(162,020)
Less: net loss attributable to noncontrolling interest	(1,635)	(1,818)
Net loss attributable to common stockholders	$(268,313)	$(160,202)
Denominator
Weighted-average common shares used in computing net loss per share attributable to common stockholders, based and diluted	606,637	588,521
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.27)

The potential shares of common stock that were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive are as follows (in thousands):

	As of March 31,
	2023	2022
Stock options outstanding	49,148	58,685
RSUs outstanding	33,956	14,489
2020 ESPP	1,864	1,475
Stock warrants outstanding	264	294
RSAs outstanding	425	436
Total	85,657	75,379
The CEO Long-Term Performance Award and 2022 PSU Grants were excluded from the above table because the respective stock price targets had not been met as of the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2022 included in the Annual Report on Form 10-K, filed with the SEC on February 28, 2023. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors,” “Special Note Regarding Forward-Looking Statements”, and “Special Note Regarding Operating Metrics” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future. Unless the context otherwise requires, all references in this report to “Roblox,” the “Company”, “we,” “our,” “us,” or similar terms refer to Roblox Corporation and its subsidiaries.
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
Our primary areas of investment have been, and we expect will continue to be, are our developer and creator community, and the people, technology, and infrastructure required to keep improving the Roblox Platform. These areas of focus are how we drive the business and are reflected in our operating cost structure, which primarily consists of four major areas: payment processing and other fees, compensation and benefits, developer earnings, and direct infrastructure.
Key Metrics
We believe our performance is dependent upon many factors, including the key metrics described below that we track and review to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Operating Metrics
We manage our business by tracking several operating metrics, including daily active users (“DAUs”), hours engaged, bookings, average bookings per DAU (“ABPDAU”), average new and returning monthly unique payers, monthly repurchase rate, and average bookings per monthly unique payer. As a management team, we believe each of these operating metrics provides useful information to investors and others. For complete definitions and limitations of these metrics, refer to the section titled “Special Note Regarding Operating Metrics” of this Quarterly Report on Form 10-Q.

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

Bookings
Bookings is a non-GAAP financial measure and represents the sales activity in a given period without giving effect to certain non-cash adjustments. Bookings is presented for supplemental informational purposes only and should not be considered in isolation from, or as a substitute for, financial information presented in accordance with GAAP. Refer to the section “Non-GAAP Financial Measures” below for further discussion on this measure, including its limitations.
Below we also include revenue calculated in accordance with GAAP, the most directly comparable financial measure to bookings.

Revenue by Region
US & Canada
Europe
Asia-Pacific
Rest of World
Revenue ($ In Millions)
$700
$600
$500
$400
$300
$200
$100
$0
$161.6
$7.8
$12.7
$28.4
$112.6
$200.4
$9.3
$15.3
$36.0
$139.8
$251.9
$12.6
$19.1
$46.4
$173.9
$310.0
$17.0
$23.5
$57.5
$212.1
$387.0
$21.6
$28.3
$72.6
$264.5
$454.1
$26.8
$33.1
$85.0
$309.2
$509.3
$31.7
$37.5
$94.5
$345.6
$568.8
$37.1
$46.6
$105.5
$379.6
$537.1
$35.3
$46.0
$99.2
$356.7
$591.2
$39.5
$53.0
$108.3
$390.4
$517.7
$35.3
$48.6
$92.3
$341.5
$579.0
$40.3
$56.7
$104.6
$377.4
$655.3
$45.9
$65.1
$118.5
$425.8
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23

Bookings by Region
US & Canada
Europe
Asia-Pacific
Rest of World
Bookings ($ In Millions)
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
$249.6
$12.6
$21.0
$48.8
$167.1
$494.2
$22.1
$34.1
$93.0
$344.9
$496.5
$31.8
$38.0
$95.5
$331.2
$642.3
$42.2
$47.9
$119.7
$432.7
$652.3
$39.9
$45.1
$133.4
$433.8
$665.5
$48.3
$48.3
$126.7
$442.1
$637.8
$53.0
$61.0
$115.6
$408.1
$770.1
$52.4
$77.8
$137.0
$502.9
$631.2
$45.2
$73.1
$125.2
$387.7
$639.9
$45.5
$70.8
$114.1
$409.4
$701.7
$49.3
$74.2
$115.9
$462.4
$899.4
$58.1
$92.0
$149.5
$599.9
$773.8
$63.7
$92.3
$147.1
$470.7

ABPDAU
We define ABPDAU as bookings in a given period divided by the DAUs for the same period. We use ABPDAU as a way to understand our monetization across our users through the sale of virtual currency and subscriptions.
Refer to the section titled “Non-GAAP Financial Measures” for the definition of and discussion on bookings, including its limitations as a non-GAAP financial measure.

ABPDAU
US & Canada
$50.00
$40.00
$30.00
$20.00
$10.00
$0.00
$21.49
$30.14
$28.89
$38.30
$34.40
$36.62
$33.56
$44.90
$31.39
$33.08
$32.60
$45.03
$32.83
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23

ABPDAU
Europe
$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
$7.02
$9.40
$9.21
$11.01
$10.71
$10.78
$9.69
$10.25
$8.35
$8.08
$7.47
$9.01
$7.76
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23

ABPDAU
Asia-Pacific
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
$5.74
$7.39
$7.08
$8.58
$6.96
$6.69
$6.50
$6.95
$5.80
$5.74
$5.63
$6.77
$6.19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23

ABPDAU
Rest of World
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$2.43
$2.98
$3.54
$4.50
$3.77
$3.98
$3.84
$3.83
$3.19
$3.39
$3.10
$3.79
$3.56
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23

Average New and Returning Monthly Unique Payers and Monthly Repurchase Rate
We define new monthly unique payers as user accounts that made their first purchase on the platform, or via redemption of prepaid cards, during a given month. Average new monthly unique payers for a specified period is the average of the new monthly unique payers for each month during that period.
We define returning monthly unique payers as user accounts that have made a purchase on the platform, or via redemption of prepaid cards, in the current month and in any prior month. Average returning monthly unique payers for a specified period is the average of the returning monthly unique payers for each month during that period.
We define monthly repurchase rate as the returning monthly unique payers in the current month, divided by the sum of the prior month’s new monthly unique payers and returning monthly unique payers. Average monthly repurchase rate for a specified period is the average of the monthly repurchase rates for each month during that period.
We use these measures to understand our monetization across our payers through the sale of virtual currency and subscriptions.

Average Bookings per Monthly Unique Payer
We define average bookings per monthly unique payer as bookings in the specified period divided by the average monthly unique payers for the same specified period. We use this measure to understand our monetization across our payers through the sale of virtual currency and subscriptions. Refer to the section titled “Non-GAAP Financial Measures” for the definition of and discussion on bookings, including its limitations as a non-GAAP financial measure.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP financial measures are useful in evaluating our performance. We use this non-GAAP financial information to evaluate our ongoing operations, for internal planning and forecasting purposes, and to evaluate our operating performance. We believe that this non-GAAP financial information may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial information as a tool for comparison. As a result, our non-GAAP financial information is presented for supplemental informational purposes only and should not be considered in isolation from, or as a substitute for financial information presented in accordance with GAAP.
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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to bookings, for each of the periods presented:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Reconciliation of revenue to bookings:
Revenue	$655,344	$537,134
Add (deduct):
Change in deferred revenue	123,783	96,797
Other	(5,308)	(2,725)
Bookings	$773,819	$631,206
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
The following table presents a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, for each of the periods presented:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Reconciliation of net cash from operating activities to free cash flow:
Net cash provided by operating activities	$173,781	$156,436
Add (deduct):
Acquisition of property and equipment	(91,359)	(51,790)
Purchases of intangible assets	(500)	—
Free cash flow	$81,922	$104,646
Acquisition of property and equipment primarily includes servers, infrastructure equipment and tenant improvements.
Change in Accounting Estimate
Quarterly, we complete an assessment of our estimated paying user life, which is used for revenue recognition of durable virtual items and calculated based on historical monthly retention data for each paying user cohort to project future participation on the Roblox Platform. In the first quarter of 2022, we updated our estimated paying user life to from 23 months to 25 months (which was subsequently updated again to 28 months in the third quarter of 2022). Based on the carrying amount of deferred revenue and deferred cost of revenue as of December 31, 2021, the change in estimate in the first quarter of 2022 discussed above resulted in a decrease in revenue of $82.5 million and a decrease in cost of revenue of $19.6 million during the three months ended March 31, 2022. The estimated paying user life for the quarter ended March 31, 2023 was 28 months.
Refer to the heading “Critical Accounting Policies and Estimates — Revenue Recognition” below for a complete discussion on the Company’s revenue recognition policies.

Components of Results of Operations
Revenue
We generate substantially all of our revenue through the sale of virtual items on the Roblox Platform where users can purchase and spend Robux to obtain virtual items to enhance their social experience. We recognize revenue over the estimated period of time the virtual items are available to the user on the Roblox Platform (estimated average lifetime of a paying user) or at the time the virtual item is consumed. The average lifetime of a paying user is calculated based on the monthly retention data for each paying user cohort. We then calculate the average retention period by determining the weighted-average period paying users have spent on the Platform and are projected to participate in the Roblox environment.
Refer to the heading “Critical Accounting Policies and Estimates — Revenue Recognition” below for a complete discussion on the Company’s revenue recognition policies.
Other revenue streams include an insignificant amount of revenue from advertising and licensing arrangements. All of our revenue is recorded net of taxes assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between us and our users, and estimated chargebacks and refunds.
Costs and Expenses
We allocate shared costs, such as facilities (including rent and depreciation on equipment and leasehold improvements shared by all departments) and software costs, to all departments based on headcount. As such, allocated shared costs are reflected in each expense category, with the exception of cost of revenue and developer exchange fees expense.
Personnel costs generally include salaries, benefits, travel-related expenses, and stock-based compensation expense of our full-time employees and are reflected in each expense category, with the exception of cost of revenue and developer exchange fees. In the three months ended March 31, 2023, and 2022, personnel costs were $373.0 million and $239.0 million, respectively.
Cost of revenue
Cost of revenue primarily consists of third-party payment processing fees charged by the various distribution channels in connection with sales of our virtual currency. We initially defer payment processing fees and recognize them as expense over the same period as the respective revenue.
We intend to use nearly all of any efficiencies earned in this area over time to increase earnings for our developers and creators. Additionally, cost of revenue as a percentage of revenue is affected by shifts in user purchasing preferences and trends. Specifically, we have observed a shift of our sales toward prepaid card distribution channels and credit card sales directly through our website, which are subject to lower processing fees compared to other distribution channels, such as the Apple App Store and Google Play Store.
Developer exchange fees
Developer exchange fees expense represents the amount earned by developers and creators on the Roblox Platform that are qualified and registered in the Developer Exchange Program. Developers and creators are able to exchange their earned Robux for real-world currency under certain conditions outlined in our Developer Exchange Program. Developers and creators can earn Robux through the sale of access to their experiences and enhancements in their experiences, the sale of content and tools between developers through the Studio Marketplace, and the sale of items to users through the Avatar Marketplace. Developers can also earn Robux through our engagement-based reward program that rewards developers based on the number of hours spent in their experiences by Roblox Premium subscribers.
In order to be qualified for our Developer Exchange Program and eligible to exchange earned Robux for real-world currency, developers and creators must meet certain conditions, such as having earned the minimum amount of Robux required to qualify for the program, a verified developer account, and an account in good standing. On January 31, 2022, we reduced the minimum amount of earned Robux required to qualify for the program from 100,000 Robux to 50,000 Robux and subsequently on January 31, 2023, we further reduced the minimum requirement from 50,000 Robux to 30,000 Robux. We believe these reductions in the minimum amounts required incentivize our developer and creator community, and promote the long term growth and the health of such community. As of March 31, 2023, over 12,500 developers and creators qualified for and were registered in our Developer Exchange Program.
Over the next few years, a major goal is to increase our developer and creator earnings as much as possible through cost efficiencies realized in other areas of our business, while maintaining reasonable margins.

Infrastructure and trust & safety
Infrastructure and trust & safety expenses consist primarily of expenses related to the operation of our data centers and technical infrastructure. These costs include third-party service providers costs, such as cloud computing or other hosting and data storage, facilities-related expenses for our co-located data centers and edge data centers that we lease and operate, network and bandwidth costs, as well as depreciation and associated support and maintenance costs of our servers and infrastructure equipment. Depreciation and amortization expense related to infrastructure and trust & safety in the three months ended March 31, 2023 and 2022 was $41.0 million and $19.6 million, respectively. Infrastructure and trust & safety expenses also include personnel costs for and allocated overhead expenses related to employees whose primary responsibilities relate to supporting our infrastructure and trust & safety initiatives.
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
General and administrative
General and administrative expenses consist primarily of personnel costs and allocated overhead for our finance and accounting, legal, human resources, talent acquisition, and other administrative teams. General and administrative expenses also generally include professional services fees such as outside legal, accounting, audit, and outsourcing services, and other corporate expenses, as well as certain accruals and settlements associated with legal proceedings. We plan to increase general and administrative expenses for the foreseeable future to support the growth of the business.
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
Interest income
Interest income consists primarily of interest earned on and net accretion/(amortization) of our short-term investments, long-term investments, and cash equivalents.
Interest expense
Interest expense consists primarily of contractual interest and amortization of debt issuance costs on our 3.875% Senior Notes due 2030 (the “2030 Notes”).
Other income/(expense), net
Other income/(expense), net primarily includes foreign currency exchange gains/(losses) and realized gains/(losses) on our short-term and long-term investments.
Provision for/(benefit from) income taxes
Provision for/(benefit from) income taxes consists primarily of state, U.S. federal and foreign income taxes. We maintain a full valuation allowance on our federal, state, and foreign deferred tax assets as we have concluded that it is not likely that the deferred assets will be utilized.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue for each period presented (in thousands, except per share data and percentages):

	Three Months Ended March 31,
	2023		2022
Revenue	$655,344	100%	$537,134	100%
Cost and expenses:
Cost of revenue(1)	151,841	23	135,632	25
Developer exchange fees	182,440	28	147,122	27
Infrastructure and trust & safety(2)	211,044	32	141,355	26
Research and development(2)	275,537	42	177,762	33
General and administrative(2)	97,574	15	57,772	11
Sales and marketing(2)	26,755	4	29,102	5
Total cost and expenses	945,191	144	688,745	127
Loss from operations	(289,847)	(44)	(151,611)	(28)
Interest income	31,082	5	245	—
Interest expense	(10,012)	(2)	(9,999)	(2)
Other income/(expense), net	(440)	—	(379)	—
Loss before income taxes	(269,217)	(41)	(161,744)	(30)
Provision for/(benefit from) income taxes	731	—	276	—
Consolidated net loss	(269,948)	(41)	(162,020)	(30)
Net loss attributable to noncontrolling interests(3)	(1,635)	—	(1,818)	—
Net loss attributable to common stockholders	$(268,313)	(41)%	$(160,202)	(30)%
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)		$(0.27)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	606,637		588,521
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
(2)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Infrastructure and trust & safety	$18,532	$11,356
Research and development	129,257	74,814
General and administrative	30,650	20,795
Sales and marketing	6,465	5,330
Total stock-based compensation expense	$184,904	$112,295
(3)Our condensed consolidated financial statements include our majority-owned subsidiary Roblox China Holding Corp. The ownership interest of a minority investor, Songhua River Investment Limited, is recorded as a noncontrolling interest.

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		2023 to 2022
	2023	2022	% Change

	(dollars in thousands)
Revenue	$655,344	$537,134	22%
Revenue increased $118.2 million, or 22%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase is primarily due to a higher amortization of prior period deferred revenue and an increase in bookings in the current period. The increase in bookings was primarily driven by a higher average number of daily unique paying users during the current period, which increased from approximately 685,000 during the three months ended March 31, 2022 to approximately 812,000 during the three months ended March 31, 2023. The average number of daily unique paying users represents the number of user accounts that made a purchase on the Platform, including via redemption of prepaid cards for Robux, on an average daily basis during the respective period. The overall increase in revenue was offset by changes in our estimated paying user life, which increased from 23 months as of December 31, 2021 to 25 months as of March 31, 2022 and to 28 months during the third quarter of 2022 (and remained at 28 months for the three months ended March 31, 2023).
Refer to the heading “Changes in Accounting Estimate” earlier in this section above for more information on the change in paying user life estimates in fiscal year 2022.
Cost of revenue

	Three Months Ended March 31,		2023 to 2022
	2023	2022	% Change

	(dollars in thousands)
Cost of revenue	$151,841	$135,632	12%
Cost of revenue increased $16.2 million, or 12%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase is primarily due to a net increase of $19.4 million in payment processing fees related expense, primarily driven by a higher amortization of prior period deferred cost of revenue and an increase in current period payment processing fee expense from the related growth in bookings. The overall increase in payment processing fees related expense was offset by changes in our estimated paying user life, as the payment processing fees are amortized over the estimated paying user life, as well as a shift of our sales toward distribution channels with lower processing fees.
Refer to the heading “Changes in Accounting Estimate” earlier in this section above for more information on the change in paying user life estimates in fiscal year 2022.
Developer exchange fees

	Three Months Ended March 31,		2023 to 2022
	2023	2022	% Change

	(dollars in thousands)
Developer exchange fees	$182,440	$147,122	24%
Developer exchange fees increased $35.3 million, or 24%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase is primarily driven by an increase in amounts earned by developers and creators due to the growth in bookings over the same period.

Infrastructure and trust & safety

	Three Months Ended March 31,		2023 to 2022
	2023	2022	% Change

	(dollars in thousands)
Infrastructure and trust & safety	$211,044	$141,355	49%
Infrastructure and trust & safety expenses increased $69.7 million, or 49%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase is primarily due to an increase of $43.9 million related to data center and technical infrastructure expenses (including depreciation and amortization) associated with providing the Platform to our users. The increase was further driven by an increase of $16.4 million in personnel costs, which includes an increase of $7.2 million in stock-based compensation expense, primarily due to an increase in headcount to support our infrastructure growth. Finally, the increase was supplemented by an increase of $8.0 million in moderation and customer support related costs.
Research and development

	Three Months Ended March 31,		2023 to 2022
	2023	2022	% Change

	(dollars in thousands)
Research and development	$275,537	$177,762	55%
Research and development expenses increased $97.8 million, or 55%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase is primarily due to an increase of $90.7 million in personnel costs, which includes an increase of $54.4 million in stock-based compensation expense, primarily due to continued growth in headcount supporting our engineering, design, and product teams.
General and administrative

	Three Months Ended March 31,		2023 to 2022
	2023	2022	% Change

	(dollars in thousands)
General and administrative	$97,574	$57,772	69%
General and administrative expenses increased $39.8 million, or 69%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase is primarily due to an increase of $23.7 million in personnel costs, which includes an increase of $9.9 million in stock-based compensation expense, primarily due to increased headcount. The increase was further driven by an impairment charge of $7.0 million related to the operating lease right-of-use asset and related leasehold improvements of a portion of our San Mateo headquarters for which a sub-lease agreement was executed during the first quarter of 2023. For more information regarding the sub-lease transaction, refer to Note 4, “Leases” to the notes to condensed consolidated financial statements. Finally, the increase was supplemented by an increase of $2.0 million in professional services.
Sales and marketing

	Three Months Ended March 31,		2023 to 2022
	2023	2022	% Change

	(dollars in thousands)
Sales and marketing	$26,755	$29,102	(8)%
Sales and marketing expenses decreased $2.3 million, or 8%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease is primarily due to a decrease of $5.0 million in marketing and promotional expenses, primarily due to lower advertising spend. The overall decrease was offset by an increase of $3.2 million in personnel costs, which includes an increase in stock-based compensation expense of $1.1 million, primarily due to increased headcount.

Interest income, interest expense, other income/(expense), net, and provision for/(benefit from) income taxes

	Three Months Ended March 31,		2023 to 2022
	2023	2022	% Change

	(dollars in thousands)
Interest income	$31,082	$245	NM
Interest expense	$(10,012)	$(9,999)	0%
Other income/(expense), net	$(440)	$(379)	16%
Provision for/(benefit from) income taxes	$731	$276	165%
Interest income increased by $30.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a higher average amount invested in short-term and long-term investments, coupled with rising interest rates.
Interest expense, other income/(expense), net, and provision for/(benefit from) income taxes, net were all relatively flat (in terms of amount or percentage change) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Liquidity and Capital Resources
As of March 31, 2023 and December 31, 2022, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments of $3.1 billion and $3.0 billion, respectively, which were primarily held for working capital purposes, capital expenditures and acquisitions. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
Since our inception, we have financed our operations primarily through cash generated from operations and, to a lesser extent, sales of convertible preferred stock, borrowings under our credit facilities, and the sale of our 2030 Notes. We require payment upfront for substantially all of our bookings.
On October 29, 2021, we issued the 2030 Notes, which will mature on May 1, 2030, unless earlier repurchased or redeemed. Interest is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2022. The net proceeds from the 2030 Notes issuance were approximately $987.5 million and we intend to use the net proceeds for general corporate purposes, which may include working capital purposes, capital expenditures and acquisitions.
The 2030 Notes are unsecured obligations and the Indenture contains covenants limiting the Company and its subsidiaries’ ability to: (i) create certain liens and enter into sale and lease-back transactions; (ii) create, assume, incur or guarantee indebtedness; or (iii) consolidate or merge with or into, or sell or otherwise dispose of all of substantially all of the Company and its subsidiaries’ assets to another person, all of which are limited to amounts not to exceed the greater of $4.0 billion and 3.5x “Consolidated EBITDA” (as defined in the Indenture and referred to as “Covenant Adjusted EBITDA” throughout this section). Non-compliance with these covenants may result in the acceleration of repayment of the 2030 Notes and any accrued and unpaid interest.
Accordingly, the Company presents Covenant Adjusted EBITDA calculated in accordance with “Consolidated EBITDA” as that term is defined in the Indenture, which is not calculated in accordance with GAAP and may not conform to the calculation of Adjusted EBITDA by other companies. Covenant Adjusted EBITDA should not be considered as a substitute for a measure of our financial performance or other liquidity measures prepared in accordance with GAAP and is also not indicative of income or loss calculated in accordance with GAAP. Management believes that this calculation is useful to investors and management for purposes of analyzing our compliance with certain covenants specified in the Indenture.

The following table presents the calculation of Covenant Adjusted EBITDA in accordance with the terms of the Indenture, for each of the periods presented:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Calculation of Covenant Adjusted EBITDA:
Consolidated net loss	$(269,948)	$(162,020)
Add (deduct):
Interest income	(31,082)	(245)
Interest expense	10,012	9,999
Other (income)/expense, net	440	379
Provision for/(benefit from) income taxes	731	276
Depreciation and amortization	47,412	24,497
Stock-based compensation expense	184,904	112,295
Other non-cash charges(1)	6,988	—
Change in deferred revenue	123,783	96,797
Change in deferred cost of revenue	(20,137)	(14,049)
Covenant Adjusted EBITDA	$53,103	$67,929
(1)For the three months ended March 31, 2023, includes impairment expense related to certain operating lease right-of-use assets and related property and equipment.
As of March 31, 2023, contractual obligations related to the 2030 Notes are remaining payments of $38.8 million in 2023 and $38.8 million each year from 2024 through 2029 and $1,019.4 million due in 2030. These amounts represent principal and interest cash payments over the term of the 2030 Notes. Any future redemption of the 2030 Notes could impact the amount or timing of our cash payments. For more information regarding the 2030 Notes, see Note 9, “Debt” to the notes to condensed consolidated financial statements.
For all periods presented, we have generated losses from our operations and positive cash flows from operating activities. A substantial source of our cash provided by operating activities is our deferred revenue, which is included in our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of bookings for which we have not yet satisfied our performance obligation. Our deferred revenue obligation is recognized as revenue over the estimated average lifetime of a paying user or as the virtual items are consumed.
We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business, including, but not limited, capital expenditures related to our technology infrastructure.
We believe our existing cash and cash equivalents and short-term investments, together with cash provided by operations, will be sufficient to meet our needs for the next 12 months. Our future capital requirements, however, will depend on many factors, including our growth rate, investment in our headcount, capital expenditures to build out new facilities and purchase hardware for infrastructure, timing and extent of spending to support our efforts to develop our Platform, and the effects of inflation on these various expenses, amongst other factors. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, or debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See Part 1, Item 1A. “Risk Factors” for more information.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash and cash equivalents provided by operating activities	$173,781	$156,436
Net cash and cash equivalents used in investing activities	$(2,347,780)	$(51,790)
Net cash and cash equivalents provided by financing activities	$24,722	$24,024
Operating activities
Our largest source of operating cash is cash collection from sales of Robux and monthly subscriptions. Our primary uses of cash from operating activities are for payment processing fees, personnel-related expenses, data center and infrastructure-related operations, developer exchange fees, and other operating expenses.
During the three months ended March 31, 2023, cash and cash equivalents provided by operating activities was $173.8 million, which consisted of consolidated net loss of $269.9 million, adjusted by non-cash charges of $250.0 million and net cash inflows from the change in net operating assets and liabilities of $193.7 million. The non-cash charges were primarily comprised of stock-based compensation expense of $184.9 million and depreciation and amortization expense of $47.4 million. The net cash and cash equivalent inflow from the change in our net operating assets and liabilities was primarily due to a $123.8 million increase in deferred revenue, primarily due to bookings generated in the current period. The increase was further supplemented by a $113.2 million decrease in accounts receivable, primarily driven by collection of outstanding accounts receivable and partially offset by an increase in accounts receivable from bookings generated in the current period. The overall increase was offset by a $20.1 million increase in deferred cost of revenue, primarily due to payment processing fees generated in the current period, and a $17.0 million decrease in accrued expenses and other current liabilities, primarily driven by the February 2023 ESPP purchase.
Investing activities
During the three months ended March 31, 2023, cash and cash equivalents used in investing activities was $2,347.8 million, primarily consisting of $2,255.9 million of investment purchases – net of sales, and capital expenditures of $91.4 million.
Financing activities
During the three months ended March 31, 2023, cash and cash equivalents provided by financing activities was $24.7 million, primarily consisting of proceeds of $25.5 million from the exercise of stock options and purchase of shares under our employee stock purchase plan.
Off-Balance Sheet Arrangements
The Company has letters of credit in connection with its office facilities in San Mateo, California and data center facilities in Ashburn, Virginia, which are not reflected in the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. There have been no material changes to the Company’s letters of credit since December 31, 2022. We did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
Our principal contractual commitments consist of obligations under operating leases for office facilities and data center operations. There have been no material changes to our operating lease commitments since December 31, 2022 other than for lease commitments primarily related to office facilities and space for data center operations in the ordinary course of business. See our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023 for additional information regarding our operating lease commitments.
Other contractual commitments primarily consist of non-cancelable obligations with our data center hosting providers and software vendors and there have been no material changes since December 31, 2022, other than for non-cancelable obligations primarily related to data center hosting providers and software vendors in the ordinary course of business. See our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023 for additional information regarding our contractual commitments.

Critical Accounting Policies and Estimates
The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our condensed consolidated financial statements and related notes. Our estimates are based on various factors that we believe are reasonable. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
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
Refer below for our revenue recognition accounting policy. For our stock-based compensation expense accounting policy, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023.
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
Roblox Platform
The Company operates the Roblox Platform as live services that allow users to play and socialize with others for free. Within the experience, however, users can purchase virtual currency (“Robux”) to obtain virtual items to enhance their social experience. Proceeds from the sale of Robux are initially recorded in deferred revenue and recognized as revenue as a user purchases and uses virtual items. The Company’s identified performance obligation is to provide users with the ability to acquire, use, and hold virtual items on the Roblox Platform over the estimated period of time the virtual items are available to the user or until the virtual items are consumed.
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
The average lifetime of a paying user estimate is calculated based on historical monthly retention data for each user cohort to project future participation on the Roblox Platform. Determining the estimated average lifetime of a paying user requires management’s judgment as the Company analyzes the most recent trends in player cohort activity and other qualitative factors, including paying user behavior (e.g. impacts due to macroeconomic factors such as COVID-19), existing and new competition from a variety of entertainment resources for our users, the availability of the Roblox Platform across markets and user demographics, and other factors. The Company also considers results from prior analyses in determining the estimated average lifetime of a paying user. The Company believes this estimate is the best representation of the average life of the durable virtual items. The estimated paying user life was 28 months, 23 months, and 23 months as of December 31, 2022, 2021, and 2020, respectively. The increase in the estimated average lifetime of a paying user from 23 months as of December 31, 2021 to 28 months as of December 31, 2022 was in part attributable to the change in our paying users’ behavior as a result of the shelter-in-place and similar restrictions due to the COVID-19 pandemic, as these restrictions led to increased developer, creator, and user engagement and user experiences on the Roblox Platform relative to historical trends. Further we believe the improved content created by our developers and creators, the multitude and variety of experiences available to our users, and the way our users interacted with their peers and social network on the Roblox Platform in recent years resulted in an increase in the retention period of our paying users. Refer to the heading “Change in Accounting Estimate” for discussion on the quantitative amount of the change in accounting estimates for the respective periods impacted.
The Company offers prepaid cards through online and physical retailers, as well as on the Company website. The Company estimates expected breakage by taking into consideration historical patterns of redemption and escheatment laws as applicable.
Recent Accounting Pronouncements
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of March 31, 2023, our short-term and long-term investments consist of corporate debt securities, commercial paper, U.S. Treasury securities, U.S. agency securities, foreign government securities, and certificates of deposits, totaling $2.3 billion. Our short-term and long-term investments are subject to market risk due to changes in prevailing interest rates that may cause their fair values to fluctuate in the future. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $22.2 million as of March 31, 2023. Such losses would only be realized if we sold the investments prior to maturity.
We do not enter into investments for trading or speculative purposes. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements.
In October 2021, we issued $1.0 billion aggregate principal amount of the 2030 Notes. The 2030 Notes were issued at par and we incurred approximately $12.5 million in debt issuance costs. Interest on the 2030 Notes is payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2022, and the entire outstanding principal amount of the 2030 Notes is due at maturity on May 1, 2030. The 2030 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2030 Notes. Additionally, on our balance sheet we carry the 2030 Notes at face value less unamortized discount and debt issuance cost, and we present the fair value for disclosure purposes only. The fair value of our 2030 Notes will fluctuate with movements in interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

Foreign Currency Exchange and Inflation Risk
During the three months ended March 31, 2023, there were no significant changes to our quantitative and qualitative disclosures about foreign currency exchange risk or inflation risk. For more information, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” set forth in the Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
This information is set forth under “Note 10 – Commitments and Contingencies – Legal Proceedings” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
RISK FACTORS
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.
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

•We may identify material weaknesses or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our condensed consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
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
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses attributable to common stockholders of $924.4 million, $491.7 million and $253.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of March 31, 2023, we had an accumulated deficit of $2,176.6 million. We also expect our operating expenses to increase significantly in future periods, and if our DAU growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We expect our costs and investments to continue to increase in future periods as we intend to continue to make investments to grow our business, including an expected increase in infrastructure, stock-based compensation expenses, and acquisitions. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. In addition to the expected costs to grow our business, we have incurred and also expect to continue to incur significant additional legal, accounting, and other expenses as a recently public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
We experienced rapid growth in prior periods, and our prior growth rates may not be indicative of our future growth or the growth of our market.
We experienced rapid growth in prior periods due in part to the COVID-19 pandemic. These activity levels have not been sustained, and our growth rates have moderated in most markets. For example, our bookings increased 171% from the year ended December 31, 2019 to the year ended December 31, 2020, while our bookings increased 5% from the year ended December 31, 2021 to the year ended December 31, 2022. Our revenue and bookings growth rates have slowed and may continue to slow, and we may not experience any growth in bookings or our user base during periods where we are comparing against COVID-19 impacted periods. Our historical revenue, bookings and user base growth should not be considered indicative of our future performance. We believe our overall acceptance, revenue growth and increases in bookings depend on a number of factors, including, but not limited to, our ability to:
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
•our ability to continue to successfully expand internationally and penetrate key demographics;
•our continued ability to monetize our users in certain geographic markets;
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
•changes in the legislative or regulatory environment, including with respect to privacy, data security and data protection, consumer protection, advertising and user-uploaded content, or enforcement by government regulators, including fines, orders, or consent decrees;
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
Historically our business has been highly seasonal, with the highest percentage of our bookings occurring in the fourth quarter when holidays permit our users to spend increased time on our Platform and lead to increased spend on pre-paid Robux gift cards, and we expect this trend to continue. We also typically see higher levels of engagement in the months of June, July and August, which are summer periods in the northern hemisphere, and lower levels of engagement in the post-summer months of September, October and November. We may also experience fluctuations due to factors that may be outside of our control that affect user or developer and creator engagement with our Platform. Additionally, from time to time, the U.S. and other key geographic markets have been impacted by economic and geopolitical instability, such as high levels of inflation, persistent unemployment, wage and income stagnation, rising interest rates, economic and trade sanctions, the Russian invasion of Ukraine, fluctuations in currency exchange rates and overall economic uncertainty, which could affect the buying power of our users, developers and creators, and lead to a reduced demand for our Platform and impact our results of operations in ways that are hard to predict. Moreover, we seek to further develop the live experiences available on our Platform, such as virtual concerts, classrooms, meetings, and conferences, and to offer commercial partners with branding opportunities in conjunction with key events, such as a product launch. These episodic experiences may also contribute to fluctuations in our quarterly results of operations. As our business matures, other seasonal trends may develop or these existing seasonal trends may become more extreme.
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
For the three months ended March 31, 2023, 30% of our revenue was attributable to Robux sales through the Apple App Store and 18% of our revenue was attributable to Robux sales through the Google Play Store. Because of the significant use of our Platform on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware. Further, we are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various application stores that make our application and experiences available to our developers, creators, and users. These policies and terms of service govern the availability, promotion, distribution, content, and operation of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our Platform and those changes may be unfavorable to us and our developers’, creators’, and users’ use of our Platform. If we were to violate, or an operating system provider or application store believes that we have violated, its terms of service or policies, that operating system provider or application store could limit or discontinue our access to its operating system or store. In some cases these requirements may not be clear or our interpretation of the requirements may not align with the interpretation of the operating system provider or application store, which could lead to inconsistent enforcement of these terms of service or policies against us, and could also result in the operating system provider or application store limiting or discontinuing access to its operating system or store. Any limitation on or discontinuation of our access to any third-party platform or application store could adversely affect our business, financial condition or results of operations.
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
The majority of the virtual items available on the Roblox Platform are durable virtual items, which when acquired are recognized ratably over the estimated period of time the virtual items are available to the user (estimated to be the average lifetime of a paying user). Every quarter, we complete an assessment of our estimated paying user life, which is used for revenue recognition of durable virtual items and calculated based on historical monthly retention data for each paying user cohort to project future participation on the Roblox Platform. We calculate the average historical monthly retention data by determining the weighted-average of monthly paying users that have spent on the Roblox Platform. In 2021, our estimated paying user life was 23 months. In the first quarter of 2022, we updated our estimated paying user life from 23 months to 25 months, which was subsequently updated again to 28 months in the third quarter of 2022. Based on the carrying amount of deferred revenue and deferred cost of revenue as of December 31, 2021, these changes in estimates resulted in a decrease in revenue of $344.9 million and a decrease in cost of revenue of $79.3 million during the twelve months ended December 31, 2022. Much of the revenue we report in each quarter is the result of purchases of Robux during previous periods. Consequently, a decline in purchases of Robux in any one quarter will not be fully reflected in our revenue and operating results for that quarter. Any such decline, however, will negatively impact our revenue and operating results in future quarters. Accordingly, the effect of significant near-term downturns in purchases of Robux for a variety of reasons may not be fully reflected in our results of operations until future periods.

If our business becomes constrained by changing legal and regulatory requirements, including with respect to privacy, data security and data protection, consumer protection, and user-generated content, or enforcement by government regulators, including fines, orders, or consent decrees in the US or other jurisdictions in which we operate, our operating results will suffer.
Our future success will depend in part on market acceptance and widespread adoption across demographics and geographies of our Platform over other interactive entertainment offerings. Uncertainty over or changes in laws and regulations with respect to gaming and other interactive entertainment offerings could adversely affect our ability to operate or our developer’s ability to monetize their experiences in some geographies. In addition, the widespread availability of content generated by our developers and creators on our Platform is a newer development and the regulatory framework for broad dissemination of this content is new and evolving. Many states and foreign governments have enacted legislation designed to protect children and we expect additional legislation to be enacted. For example, the United Kingdom’s Age Appropriate Design Code (“AADC”), is one such regulatory framework that has been adopted in the United Kingdom that focuses on online safety and protection of children’s privacy online, and similar frameworks are being considered for adoption in other jurisdictions. California has also enacted the California Age-Appropriate Design Code Act, or ADCA, which will take effect on July 1, 2024. The ADCA implements into law certain principles taken from the AADC, among other things, and imposes substantial new obligations upon companies that offer online services, products, or features “likely to be accessed” by children, defined under the ADCA as anyone under 18 years of age. In March 2023, Utah passed into law two bills collectively known as the Social Media Regulation Act that takes effect in March 2024. The Social Media Regulation Act includes age verification requirements for users of social media services and prohibits users under 18 years of age from using social media between the hours of 10:30 p.m. to 6:30 a.m.
Additionally, the European Union’s (“EU’s”), Digital Services Act (“DSA”) entered into force on November 16, 2022, and will become fully applicable on February 17, 2024. The DSA imposes new content moderation obligations, notice and transparency obligations, advertising restrictions and other requirements on digital platforms to protect consumers and their rights online. Additionally, the Federal Trade Commission regulates deceptive or unfair commercial activities, including with relation to targeted advertising, and can impose significant injunctive and monetary remedies for violations. We provide our developers and creators with the ability to publish their content throughout the world, and each country is developing regulations and policies to regulate this new space, including with respect to privacy, biometrics, data protection, data security, gambling, loot boxes, intellectual property, childhood protection, consumer protection, ratings, and taxes. If we are unable to allow developers and creators to comply with potentially conflicting regulations throughout the world, our ability to execute on our business model would be severely impacted, and our ability to grow our business could be harmed. Additionally, compliance with regulatory requirements throughout the world could increase our moderation and compliance related costs and expenses. Additionally, we are subject to regulations with respect to advertising, in particular, advertising to children, and advertising regulations could differ based on the jurisdiction of the user. We may not be able to implement an advertising model that is compliant with regulations in all jurisdictions in which we operate. Moreover, changes to these laws, regulations, standards, or obligations could require us to change our business model, take on more onerous obligations, including, but not limited to, applying for government-issued licenses to operate, establishing a local presence in certain jurisdictions, or developing localized product offerings, and impact the functionality of our Platform. If we are obligated to fundamentally change our business activities and practices or modify our Platform, we may be unable to make these required changes and modifications in a commercially reasonable manner, or at all, and our ability to further develop and enhance our Platform may be limited. The costs of compliance with, and other burdens imposed by, these laws, regulations, standards and obligations, or any inability to adequately address these, may limit our ability to operate our Platform, limit the use of our Platform or reduce overall demand for our Platform, which could harm our business, financial condition, and results of operations.
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
In addition, various local, national, and foreign laws and regulations apply to our operations, including the Children’s Online Privacy Protection Act (“COPPA”), in the U.S., Article 8 of the EU’s General Data Protection Regulation (“GDPR”) and similar regulations in other jurisdictions. COPPA imposes strict requirements on operators of websites or online services directed to children under 13 years of age (or 16 years of age under other regulatory regimes). 43% of our DAUs were under the age of 13 during the three months ended March 31, 2023. COPPA requires companies to obtain parental consent before collecting personal information from children under the age of 13. Both the U.S. federal government and the states can enforce COPPA and violations of COPPA can lead to significant fines. No assurances can be given that our compliance efforts will be sufficient to avoid allegations of COPPA violations, and any non-compliance or allegations of non-compliance could expose us to significant liability, penalties and loss of revenue, significantly harm our reputation, and could be costly and time consuming to address or defend. To the extent we rely on consent for processing personal data under the GDPR, consent or authorization from the holder of parental responsibility is required in certain cases for the processing of personal data of children under the age of 16, and member states may enact laws that lower that age to 13. Additionally, we have been the subject of lawsuits brought on behalf of child users where the court may allow minors to disaffirm or avoid enforcement of our Terms of Use, depending on the circumstances. If we were found to be in breach of these regulations or if minors on our Platform could avoid enforcement of our Terms of Use, it could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
Our reputation as a safe and civil environment for children is very important to our success and if we fail to protect users or we are perceived to be failing to protect users, our business will suffer and our results of operations could be materially and adversely affected.
We have received and may continue to receive a high degree of media coverage. Unfavorable publicity regarding, for example, our privacy, data security, or data protection practices, terms of service, product changes, product quality, litigation or regulatory activity, our use of generative artificial intelligence (“AI”), the actions of our users, the actions of our developers or creators whose products are integrated with our Platform, the use of our Platform for illicit or objectionable ends (including the use of our Platform to possibly entice children to interact off-Platform), actual or perceived incidents or misuses of user data or other privacy or security incidents, the substance or enforcement of our community standards, the quality, integrity, characterization and age-appropriateness of content shared on our Platform, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. For example, we have experienced negative media publicity related to the age of some of our developers, the content that developers produce for, or the conduct of users on our Platform that may be deemed illicit, explicit, profane, or otherwise objectionable. While we have introduced experience guidelines that will allow users to flag certain explicit content in our games, and are updating our parental controls, users may still be exposed to content that may not be age-appropriate. Additionally, as we roll out measures intended to make our Platform more attractive to older, age verified users it may increase the risk that children on our Platform are exposed to content that may not be age-appropriate, for example due to attempts to evade our age verification system. Although illicit activities are in violation of our terms and policies and we attempt to block objectionable material, we are unable to prevent all such violations from occurring and measures intended to make our Platform more attractive to older age-verified users may create the perception that our Platform is not safe for young users. In addition, we have faced allegations that our Platform has been used by criminal offenders to identify and communicate with children and to possibly entice them to interact off-Platform, outside of the restrictions of our chat, content blockers and other on-platform safety measures. While we devote considerable resources to prevent this from occurring, any negative publicity could create the perception that we do not provide a safe online environment and may have an adverse effect on the size, engagement, and loyalty of our developer, creator and user community, which would adversely affect our business and financial results.

Our business depends on a strong brand and if events occur that damage our reputation and brand, we may be unable to maintain and grow the number of developers, creators, and users on our Platform.
We believe that maintaining, protecting and enhancing our reputation and brand is critical to grow the number of developers, creators, and users on our Platform, especially given the safe and civil atmosphere that we strive to achieve for our users, many of whom are children. Maintaining, protecting and enhancing our brand will depend largely on our ability to continue to provide reliable high-quality, engaging and shared experiences on our Platform. If users, developers, or creators do not perceive our Platform to be reliable or of high quality, the value of our brand could diminish, thereby decreasing the attractiveness of our Platform.
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
We spend substantial amounts of time and money to research, develop, and enhance versions of our Platform to incorporate additional features, improve functionality or other enhancements and prioritize user safety and security in order to meet the rapidly evolving demands of our developers, creators, and users. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. Developments and innovations on our Platform may rely on new or evolving technologies which are still in development or may never be fully developed. For instance, use of AI algorithms presents risks associated with developing technologies, which create technical challenges for us to successfully maintain our technology. Additionally, our use of generative AI may expose us to heightened legal, ethical, or other challenges and subject us to public scrutiny which could negatively impact our reputation. If we fail to anticipate developers’ and creators’ needs, the quality of the content they create may not attract users to engage with experiences and result in a decline of users on our Platform. When we develop new or enhanced features for our Platform, we typically incur expenses and expend resources upfront to develop, market, promote, and sell new features. Therefore, when we develop and introduce new or enhanced features, they must achieve high levels of developer, creator, and user acceptance in order to justify the investment in developing and bringing them to market. In the past, it has been difficult to remove features we have introduced that have not achieved acceptance, and as such, we still maintain them at some cost. Further, we have made and may in the future make changes to our Platform or add features that our users, developers, or creators do not like or find useful. Such changes and new features may be difficult to remove from the Platform and expensive to maintain.
The Roblox Cloud may be relied upon in the future for increasingly complex decision-making as it integrates hardware, accelerated machine learning AI, including generative AI for a broad range of compute tasks, including control of non-player characters, improved personalization, synthetic content generation, and automation of the player experience. It is possible that at some point the Roblox Cloud may make decisions unpredictably or autonomously, which can raise new or exacerbate existing ethical, technological, legal, and other challenges, and may negatively affect the performance of the Roblox Platform and the user, developer, and creator experience.
New features or enhancements and changes to the existing features of our Platform, such as spatial voice and age verification could fail to attain sufficient market acceptance for many reasons, including:
•failure to predict market demand accurately in terms of functionality and to supply features that meet this demand in a timely fashion;
•defects, errors, or failures;
•negative publicity about performance, safety, privacy, or effectiveness;
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
We collect and store personal data and certain other sensitive and proprietary information in the operation of our business, including developer, creator, and user information, and other confidential data. While we have implemented measures designed to prevent unauthorized access to or loss of our confidential data, mobile malware, ransomware, viruses, hacking, social engineering, spam and phishing attacks have occurred and may occur on our Platform and our systems and those of our third-party service providers in the future. Because of the popularity of our Platform, we believe that we are an attractive target for these sorts of attacks and have seen the frequency of these types of attacks increase.
The techniques used to obtain unauthorized access to, or to sabotage, systems or networks are constantly evolving and generally are not recognized until launched against a target. Additionally, attackers have used artificial intelligence and machine learning to launch more automated, targeted, and coordinated attacks against targets. Consequently, we may be unable to anticipate these techniques, detect or react in a timely manner, or implement preventive measures, which could result in delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents. The wide availability of open source software used in our Platform has exposed us to security vulnerabilities in the past and will likely continue to expose us to security vulnerabilities in the future. For example, in December 2021, a vulnerability in popular logging software, Log4j, was publicly announced. If left unpatched, the Log4j vulnerability could be exploited to allow unauthorized actors to execute code remotely on a system using Log4j. We have taken steps to ensure these vulnerabilities have been patched in our systems, but we cannot guarantee that all vulnerabilities have been patched in every system upon which we are dependent or that additional critical vulnerabilities of Log4j or other open source software upon which we rely will not be discovered. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those to secure our product development, test, evaluation, and deployment activities, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. From time to time, we do identify product vulnerabilities, including through our bug bounty program. Although we have policies and procedures in place designed to swiftly characterize the potential impact of such vulnerabilities and develop appropriate patching or upgrade recommendations, and also maintain policies and procedures related to vulnerability scanning and management of our internal corporate systems and networks, such policies and procedures may not be followed or detect every issue.
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
Initially, the COVID-19 pandemic and resulting social distancing, shelter-in-place and similar restrictions led to increased developer, creator, and user engagement on our Platform relative to our quarterly forecast and historic trends and accelerated adoption of our Platform. Those increases in user activity are not indicative of our financial and operating results in future periods. We have seen growth rates and other operating metrics moderate as vaccination rates have grown, children have returned to in person classrooms, and people have adjusted to living with COVID-19, although users and engagement levels remain higher than before the onset of the COVID-19 pandemic. The long-term effects of the COVID-19 pandemic and recovery from it on society and developer, creator, and user engagement remain uncertain. There can be no assurance that, as a result of the COVID-19 pandemic, recovery from it, or other global economic conditions (including fluctuating foreign currency exchange rates, rising interest rates, increased inflation and instability in the banking sector), users will not reduce their discretionary spending on Robux, will renew their subscriptions or may otherwise increase or maintain their usage of our Platform, which would adversely impact our revenue and financial condition and there is no assurance that developer, creator, and user engagement growth rates average new and returning will not continue to decrease, including below historic levels, as the circumstances that accelerated the growth of our business stemming from the effects of the COVID-19 pandemic have not continued.

We rely on suppliers for certain components of the equipment we use to operate our Platform and any disruption in the availability of these components could delay our ability to expand or increase the capacity of our Platform or replace defective equipment.
We rely on suppliers for several components of the equipment we use to operate our Platform. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the current availability, terms, and pricing of these components. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source for network equipment and servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts are completed. In addition, the technology equipment industry has experienced component shortages and delivery delays, and we have and may in the future experience shortages or delays, including as a result of increased demand in the industry, natural disasters, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have data centers and edge data centers that support our Platform. For example, supply chain constraints for servers and other equipment required for our operations has resulted and could in the future result in disruptions and delays for these components and the delivery and installation of such components at our data centers and edge data centers. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components may delay the opening of new data centers, edge data centers, co-location facilities or the creation of fully redundant operations, limit capacity expansion, or replacement of defective or obsolete equipment at existing data centers and edge data centers or cause other constraints on our operations that could damage our ability to serve our developers, creators, and users.
We have seen the growth rate of our users fluctuate and expect it to continue to change over time. If we fail to retain users or add new users, or if our users decrease their level of engagement with our Platform, revenue, bookings, and operating results will be harmed.
During the three months ended March 31, 2023, we averaged 66.1 million DAUs. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Our DAU growth rate has fluctuated in the past and may slow in the future due to various factors including: the introduction of new experiences or virtual items on our Platform, performance issues with our Platform, higher market penetration rates, the availability of our Platform across markets and user demographics, COVID-19 shelter in place orders, and competition from a variety of entertainment sources for our users and their time could also cause our growth rates to fluctuate. For example, while our DAUs have grown sequentially on a quarterly basis for most of the last several years, there have been months where they have not or have grown at a slower pace, often due to seasonal or other factors. To some extent, seasonal factors may have been impacted by the COVID-19 pandemic and we expect that seasonality could again cause user activity to decrease, including below historical levels. In addition, our strategy seeks to expand the age groups and geographic markets that make up our users, and if and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in DAUs will need to come from other age or geographic cohorts in other markets, which may be difficult, costly or time consuming for us to achieve. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, or we fail to effectively monetize users in certain geographic markets, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
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
We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications. Many of the companies with which we compete for qualified employees have greater resources than we have and may offer compensation packages that are perceived to be better than ours. For example, we offer equity awards to a substantial majority of our job candidates and existing employees as part of their overall compensation package. If the perceived value of our equity awards declines, including as a result of volatility or declines in the market price of our Class A common stock or changes in perception about our future prospects, it may adversely affect our ability to recruit and retain highly qualified employees. Certain of our employees have received, and may in the future receive, significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Additionally, changes in our compensation structure may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. We face intense competition for qualified individuals from numerous technology companies. We may incur significant costs to attract and retain these qualified individuals, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. Further, our current and future office environments or work policies may not meet the expectations of our employees or prospective employees, and we may experience attrition due to our in-office hybrid work environment as certain employees may desire to remain fully remote. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected. Changes in immigration laws or varying applications of immigration laws to limit the availability of certain work visas or increase visa fees in the U.S. may impact our ability to hire the engineering and other talent that we need to continue to enhance our Platform, which could have an adverse impact on our business, financial condition, and results of operations. It is difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our technology professionals.
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
•we fail to increase our international developers, creators, and users;
•we fail to provide the tools and education to our developers and creators to enable them to monetize their experiences;
•we fail to establish a successful advertising model;
•we fail to increase or maintain the amount of time spent on our Platform, the number of experiences that our users share and explore with friends, or the usage of our technology for our developers;
•we fail to increase the features of our Platform, allowing it to more broadly serve the entertainment, education, and business markets;
•we fail to increase penetration and engagement across all age demographics or measures intended to make our Platform more attractive to older-age verified users create the perception that our Platform is not safe for young users;
•developers do not create engaging or new experiences for users;
•users reduce their purchases of Robux; or
•the experiences on our Platform do not maintain or gain popularity.
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
We operate our Platform throughout the world and are subject to risks and challenges associated with international business. For the three months ended March 31, 2023, approximately 78% of our DAUs and 35% of our revenue was derived from outside the U.S. and Canada region. We intend to continue to expand internationally, and this expansion is a critical element of our future business strategy. However, as we continue to expand internationally, including into developing countries where consumer discretionary spending is relatively weak, while our DAUs increase, the growth rate of our bookings could decelerate due to weaker spending by users from those regions, and our ABPDAU has been and may continue to be negatively impacted. While we have a number of developers, creators, and users outside of the U.S., we have limited offices located outside of the U.S. and Canada, and there is no guarantee that our international expansion efforts will be successful. The risks and challenges associated expanding our international presence, having developers, creators, and users outside the U.S. and those that can affect international operations generally and negatively impact our business and results of operations, include:
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
We regularly review metrics, including our DAUs, hours engaged, unique payers, user demographics and ABPDAU to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. Our metrics and estimates may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely. If our estimates are inaccurate, then investors will have less confidence in our company and our prospects, which could cause the market price of our Class A common stock to decline, and our reputation and brand could be harmed.
While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our Platform is used and as a result, the metrics may overstate the number of DAUs, monthly unique paying users, average monthly repurchase rate, hours engaged, ABPDAU, and average bookings per monthly unique payer. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology. We regularly review our processes for calculating these metrics, and from time to time we discover inaccuracies in our metrics or make adjustments to improve their accuracy, which can result in adjustments to our historical metrics. For example, in the first quarter of 2023, we revised the methodology we use to calculate average monthly unique payers for payers who purchased prepaid cards through one of our specified distributors; the impact to average new and returning monthly unique payers and average bookings per monthly unique payer in periods prior to the first quarter of 2023 was not significant (specifically, on a quarterly basis, previously reported average unique payers would have been up to 1% higher and average bookings per unique payer would have been up to 1% lower under the new methodology). Our ability to recalculate our historical metrics may be impacted by data limitations or other factors that require us to apply different methodologies for such adjustments.

Additionally, there are users who have multiple accounts, fake user accounts, or fraudulent accounts created by bots to inflate user activity for a particular developer or creator on our Platform, thus making the developer’s or creator’s experience or other content appear more popular than it really is. We strive to detect and minimize fraud and unauthorized access to our Platform, and these practices are prohibited in our terms of service and we implement measures to detect and suppress that behavior. Some of our demographic data may also be incomplete or inaccurate. For example, because users self-report their dates of birth, our age demographic data may differ from our users’ actual ages. If our users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate.
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
Robux and digital goods on our Platform have no monetary value outside of our Platform, but users have made and may in the future make unauthorized, fraudulent, or illegal sales and/or purchases of Robux and other digital goods on or off of our Platform, including through unauthorized third-party websites in exchange for real-world currency. For example, some users have made fraudulent use of credit cards owned by others on our Platform to purchase Robux and offer the purchased Robux for sale at a discount on a third-party website. For the three months ended March 31, 2023, total chargebacks to us from this fraud was approximately 3.69% of bookings.
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
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need for developers and creators to develop new experiences and virtual items, enhance our existing experiences, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our Class A common stock. Any debt financing that we secure in the future could involve offering security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of the COVID-19 pandemic, the conflict in Ukraine, market downturn, inflation, instability in the banking sector, and growing fears of a national or global recession, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition or results of operations may be harmed.
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
We may identify material weaknesses or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our condensed consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our condensed consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
As a public company, we continue to incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of the NYSE. We are also required to maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations continues to increase our legal and financial compliance costs, demand on our systems, and requires significant attention from our senior management that could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations. In addition, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. For the three months ended March 31, 2023, approximately 78% of our DAUs and 35% of our revenue was derived from outside the U.S. and Canada region. While we periodically adjust the price of Robux to account for the relative value of this local currency to the U.S. dollar these adjustments are not immediate nor do they typically exactly track the underlying currency fluctuations. As a result, rapid appreciation of the U.S. dollar against these foreign currencies has harmed and may in the future harm our reported results and cause the revenue derived from our foreign users and overall revenue to decrease. In addition, even if we do adjust the cost of our Robux in foreign markets to fluctuations in the U.S. dollar, such fluctuations could change the costs of purchasing Robux to our users outside of the U.S., which may adversely affect our business, results of operations and financial condition, or improve our financial performance.
We also incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Additionally, global events as well as geopolitical developments, including conflict in Europe and inflation have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which could amplify the volatility of currency fluctuations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of our expenses being higher which may not be offset by additional revenue earned in the local currency. This could impact our reported results of operations. To date, we have not engaged in any hedging strategies and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement in the future to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
As of December 31, 2022, we had federal net operating loss carryforwards of $2,026.6 million, which do not expire, state net operating loss carryforwards of $893.0 million, which begin to expire in 2023, and foreign net operating loss carryforwards of $54.5 million, which begin to expire in 2024. Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. All of the $2,026.6 million of federal net operating losses are carried forward indefinitely but are generally limited to 80% of taxable income. Our net operating loss carryforwards may also be subject to limitations under state law. If our net operating loss carryforwards and other tax attributes expire before utilization or are subject to limitations, our business and financial results could be harmed.
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
RSUs that we have granted subsequent to our direct listing vest over a three or four year period. We have also granted performance-based stock unit awards to our executives, which vest based on continued service as well as the Company’s stock performance over a three-year performance period or the Company’s cumulative Bookings and Cumulative Covenant Adjusted EBITDA generated over a two-year performance period.

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
We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. The Organization for Economic Cooperation and Development have proposed the Pillar Two framework as part of the OECD/G20 Base Erosion and Profit Shifting (BEPS) Project, which makes changes to existing tax laws, including a 15% global minimum tax. Several countries have enacted tax legislation with proposals from the Pillar Two framework, with an effective date starting in 2024. In addition, the E.U.’s Directive 2011/16/EU on administrative cooperation in the field of taxation (referred to as “DAC7”) has required, and may continue to require, us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. Any developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or tax credits and incentives will not be adversely affected by these or other developments or changes in law.
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
Certain privacy, biometrics, data security, and data protection laws and regulations, have placed and will continue to place significant privacy, data protection, and data security obligations on organizations such as ours and may require us to continue to change our policies and procedures. For example, the GDPR, which came into force in May 2018, imposed more stringent data protection requirements regarding EU personal data, and its provisions include increasing the maximum level of fines that EU regulators may impose for the most serious breaches of noncompliance of €20 million or 4% of annual global revenues of the previous year, whichever is greater. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer harm, (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR, and (iii) the ability of supervisory authorities to impose orders requiring companies to modify their practices. If we are found not to be compliant with GDPR or similar requirements, including obligations to comply with data protection requirements when transferring personal data from the European Economic Area (“EEA”), Switzerland and the United Kingdom (“U.K.”) to the U.S., we may be subject to significant fines and the risk of civil litigation. We also may experience additional costs associated with increased compliance burdens, be subject to different standards and interpretations from different regulators, be required to engage in new contract negotiations with third parties that process data on our behalf, and be limited in our ability to process personal data from the EEA, Switzerland and the U.K. Further, even the perception of such noncompliance may result in reputational damage, and our business may be seriously harmed.

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
We are also monitoring updated guidance from the United Kingdom’s Information Commissioner Office (“ICO”) on the AADC, which focuses on online safety and protection of children’s privacy online. The AADC became effective September 2, 2021 and noncompliance with the AADC may result in audits or other proceedings by the ICO, the regulatory body set up to uphold information rights in the United Kingdom, and other regulators in the EEA or Switzerland, as noncompliance with the AADC may indicate noncompliance with applicable data protection law. In addition, we are monitoring developments with the DSA, which came into force on November 16, 2022 and will become fully applicable on February 17, 2024. The DSA imposes new content moderation obligations, notice and transparency obligations, advertising restrictions and other requirements on digital platforms to protect consumers and their rights online. Noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which are in addition to the ability of civil society organizations and NGOs to lodge class action lawsuits. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and laws and regulations of applicable EU Member States and the United Kingdom relating to privacy, data security and data protection in connection with any measures we take to comply with them.
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

In addition, the CCPA, which established a new privacy framework for covered businesses such as ours, went into effect in January 2020, requiring us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Additionally, the California Privacy Rights Act (“CPRA”), was approved in November 2020. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA went into effect on January 1, 2023 and, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new agency to implement and enforce the law. California also has enacted the ADCA, which will take effect on July 1, 2024. The ADCA implements into law certain principles taken from the AADC, among other things, and imposes substantial new obligations upon companies that offer online services, products, or features “likely to be accessed” by children, defined under the ADCA as anyone under 18 years of age. Further, the CCPA has prompted similar legislative developments in other states in the U.S., such as Virginia, which in March 2021 enacted a Consumer Data Protection Act that became effective as of January 1, 2023; Colorado, which in June 2021 enacted a Colorado Privacy Act that will go into effect July 1, 2023; Utah, which in March 2022 enacted a Utah Consumer Privacy Act that will go into effect December 31, 2023; Connecticut, which in May 2022 enacted the Act Concerning Personal Data Privacy and Online Monitoring that will go into effect on December 31, 2023; and Iowa, which in March 2023 enacted a similar law, the Iowa Data Privacy Act, that will go into effect January 1, 2025. These developments create the potential for a patchwork of overlapping but different state laws. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business. The potential effects of new and evolving legislation relating to privacy, data security, and data protection are far-reaching, create the potential for a patchwork of overlapping but different laws, and may require us to modify practices and policies, incur substantial costs and expenses in an effort to comply, or restrict our operations.
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
The current legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality, in the United States is subject to uncertainty. In January 2018, the Federal Communications Commission, (“FCC”), released an order that repealed the “open internet rules,” often known as “net neutrality,” which prohibit mobile providers in the U.S. from impeding access to most content, or otherwise unfairly discriminating against content providers like us and also prohibit mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The FCC order repealing the open internet rules went into effect in June 2018 and was largely upheld by the District of Columbia Court of Appeals in Mozilla Corp. v. Federal Communications Commission. In response to this decision California and a number of states implemented their own net neutrality rules, some of which largely mirrored the repealed federal regulations. Further, in July 2021, President Biden signed an Executive Order on Promoting Competition in the American Economy, which directed the FCC to reinstate through appropriate rulemaking net neutrality rules. The FCC has not yet moved to implement this Executive Order. We cannot predict the outcome of any litigation or whether the FCC order or state initiatives regulating providers will be modified, overturned, or vacated by legal action, federal legislation, or the degree to which this repeal would adversely affect our business, if at all. Similarly, the EU requires equal access to internet content, but as part of its Digital Single Market initiative, the EU may impose network security and disability access requirements, which could increase our costs. If the FCC’s repeal of the open internet rules is maintained, state initiatives are modified, overturned, or vacated, or the EU modifies its open internet rules, mobile and internet providers may be able to limit our users’ ability to access our Platform or make our Platform a less attractive alternative to our competitors’ applications. Were that to happen, our ability to retain existing users or attract new users may be impaired, or costs could increase, and our business would be significantly harmed.

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
Our success relies in part on the ability of developers and creators to drive engagement with content that is challenging, engaging, fun, interesting, and novel. Developers and creators are responsible for clearing the rights to all of the content they upload to our service, but some developers or creators may upload content that infringes the rights or violates the terms of use of third parties in violation of our Terms of Use. We rely upon legal protections in various jurisdictions to protect us from claims of monetary damages for content that is uploaded to and stored on our system at the direction of our users but those protections may change or disappear over time, increasing our exposure for claims of copyright or other intellectual property infringement. If we should lose or fail to qualify for statutory or other legal protections that immunize us from monetary damages for intellectual property infringement, the damages could be significant and have a material impact on our business. While we have implemented measures designed to limit our exposure to claims of intellectual property infringement, intellectual property owners may allege that we failed to take appropriate measures to prevent infringing activities on our systems, that we turned a blind eye to infringement, or that we facilitated, induced or contributed to infringement.
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
We have a number of issued patents. We have also filed a number of additional U.S. and foreign patent applications but these applications may not successfully result in issued patents. Any patent litigation against us may involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents and patent applications may provide little or no deterrence as we would not be able to reach meaningful damages if we assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing or exercising intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we could be forced to limit or cease access to our Platform or cease business activities related to such intellectual property. In addition, we may need to settle litigation and disputes on terms that are unfavorable to us. We may be required to make substantial payments for legal fees, settlement fees, damages, royalties, license or other fees in connection with a claimant securing a judgment against us. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, or results of operations. Any intellectual property claim asserted against us, or for which we are required to provide indemnification, may require us to do one or more of the following:
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
Furthermore, certain federal statutes in the U.S. may apply to us with respect to various activities of our users, including the Digital Millennium Copyright Act of 1998 (“DMCA”), which provides immunity from monetary damages for online service providers such as us for, among other things, copyright-infringing content uploaded to our Platform by our users provided we comply with certain statutory requirements, and Section 230 of the Communications Decency Act (“CDA”), which addresses blocking and screening of content on the internet and provides immunity to platforms that censor communications that they deem to be inappropriate. For example, we filter communications to eliminate speech we determine to be offensive based on our objective of creating a civil and safe place for all users. Bills have recently been proposed in Congress calling for a range of changes to Section 230 of the CDA which include a complete repudiation of the statute to modifications of it in such a way as to remove certain social media companies from its protection. The U.S. Supreme Court has also heard two cases in its most recent term that may result in substantial changes to the scope of protection provided to interactive computer services such as Roblox. If Section 230 of the CDA were so repealed, amended, or modified by judicial determination we could potentially be subject to liability if we continue to censor speech, even if that speech were offensive to our users, or we could experience a decrease in user activity and revenues if we are unable to maintain a safe environment for our users if certain blocking and screening activities are prohibited by law. In addition, certain states have either passed or are debating laws that would create potential liability for moderating or removing certain user content. While we believe these laws are of dubious validity under the U.S. Constitution and in light of Section 230 of the CDA, they nevertheless present some risk to our content-moderation efforts going forward.
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
Some of our agreements with third parties include indemnification provisions under which we agree to indemnify these third parties for losses suffered or incurred as a result of claims of intellectual property infringement, or other liabilities relating to or arising from our software, services, Platform or other contractual obligations. Large indemnity payments could harm our business, results of operations, and financial condition. Although we normally contractually limit our liability with respect to such indemnity obligations, those limitations may not be fully enforceable in all situations, and we may still incur substantial liability under those agreements. Any dispute with a third-party with respect to such obligations could have adverse effects on our relationship with such party and harm our business and results of operations.

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
Further, any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings or litigation. In addition, despite our pending patent applications, there is no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our Platform and use information that we regard as proprietary to create products that compete with ours. Patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our global activities, our exposure to unauthorized copying and use of our Platform and proprietary information will likely increase. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive and time-consuming. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights.
We rely, in part, on trade secrets, proprietary know-how, and other confidential information to maintain our competitive position. While we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including suppliers and other partners, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how and trade secrets or that has or may have developed intellectual property in connection with their engagement with us. Moreover, there are no assurances that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our Platform. These agreements may be breached, and we may not be able to detect any such breach and may not have adequate remedies for any such breach even if we know about it.
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
If we are unable to service our debt and other obligations from cash flows, we may need to refinance or restructure all or a portion of our debt obligations prior to maturity. Our ability to refinance or restructure our debt and other obligations will depend on various factors, including the condition of the capital markets and our financial condition at such time. Any refinancing or restructuring could be at higher interest rates, less favorable terms, or may require us to comply with more onerous covenants, which could further restrict our business operations. If our cash flows are insufficient to service our debt and other obligations, we may not be able to refinance or restructure any of these obligations on commercially reasonable terms or at all. Any refinancing or restructuring could have a material adverse effect on our business, results of operations, or financial condition.
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
Our indebtedness could have adverse consequences to us.
Our indebtedness could have adverse consequences to us, including the following:
•making it more difficult for us to satisfy our obligations with respect to the 2030 Notes and our other indebtedness;
•requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments on our and our subsidiaries’ debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•requiring us to comply with restrictive covenants in the Indenture, which limit the manner in which we conduct our business;
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
We are and/or may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, privacy, biometrics, data security, data protection, product liability, consumer protection, employment, class action, whistleblower, contract, securities, and other litigation claims, including claims related to our use of generative AI, and governmental and other regulatory investigations and proceedings. For example, on March 9, 2022, an alleged shareholder filed a putative securities class action against us and certain of our executives and directors, alleging violations of Sections 11, 12(a)(2), and 15 of the Securities Act in connection with the registration statement for our direct listing. The parties have stipulated to a dismissal of the Superior Court case, and the matter was dismissed on August 2, 2022. Additionally, we have been and may continue to be subject to legal proceedings asserting claims arising from allegations that we disabled access to virtual items found to violate our Terms of Use. In this and similar lawsuits brought on behalf of child users, the court may allow minors to disaffirm or avoid enforcement of our Terms of Use, depending on the circumstances. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
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
Geopolitical developments, such as the war in Ukraine and tensions with China, and the responses by central banking authorities to control inflation, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Adverse macroeconomic conditions, including lower consumer confidence, slower growth or recession, changes to fiscal and monetary policy, inflation, higher interest rates, currency fluctuations, the availability and cost of credit, and the strength of the economies in which we and our users are located, have adversely affected and may continue to adversely affect our condensed consolidated financial condition and results of operations.

Additionally, we maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit . If the financial conditions affecting the banking industry and financial markets cause additional banks and financial institutions to enter receivership or become insolvent, our ability to access our existing cash, cash equivalents and investments, or to draw on our existing lines of credit, may be threatened and could have a material adverse effect on our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39763	3.1	May 13, 2021
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-39763	3.2	May 13, 2021
10.1	Roblox Corporation Deferred Compensation Plan and Adoption Agreement	S-8	333-270648	99.1	March 17, 2023
10.2*	Outside Director Compensation Policy, as amended
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Roblox Corporation

Date: May 10, 2023	By:	/s/ Michael Guthrie

Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)