Form 10-Q
period 2023-06-30
Roblox Corp
filed 2023-08-09
CIK 1315098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 1, 2023, the registrant had 566,683,861 shares of Class A common stock and 50,086,273 of Class B common stock, each with a par value of $0.0001 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “plan,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “would,” “intend,” “shall,” “contemplate,” “opportunity,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our expectations regarding future financial performance, including but not limited to our expectations regarding revenue, cost of revenue, changes in estimated paying user life, operating expenses, operating losses, operating leverage, and our key metrics, and our ability to achieve and maintain future profitability;
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
•the ability for developers to build, launch, scale, and monetize experiences for users, including experiences for users who are 17 and older;
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
•our ability to detect and minimize unauthorized use of our platform;
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

SPECIAL NOTE REGARDING OPERATING METRICS
We manage our business by tracking several operating metrics, including average daily active users (“DAUs”), hours engaged, bookings, average bookings per DAU (“ABPDAU”), average new and returning monthly unique payers, monthly repurchase rate, and average bookings per monthly unique payer. As a management team, we believe each of these operating metrics provides useful information to investors and others. For information concerning these metrics as measured by us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Hours Engaged
We define hours engaged as the time spent by our users on the platform, which includes time spent in experiences (which refer to the titles that have been created by developers) and within platform features such as chat and avatar personalization. We calculate total hours engaged as the aggregate of user session lengths in a given period. We determine this length of time using internal company systems that track user activity on our platform, and aggregate discrete activities into a user session. We track hours engaged as an indicator of the user engagement on our platform. Hours engaged are also broken out by geographic region to help us understand the global engagement on our platform.
We continuously strive to detect and minimize unauthorized use of our platform, including, but not limited to, botting. As we continue to improve our ability to detect and deter unauthorized use of our Platform, we may see a minor impact to our overall hours engaged as our efforts to reduce botting become more successful.
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
We believe bookings provide a timelier indication of trends in our operating results that are not necessarily reflected in our revenue as a result of the fact that we recognize the majority of revenue over the estimated average lifetime of a paying user, which was 28 months as of June 30, 2023. The change in deferred revenue constitutes the vast majority of the reconciling difference from revenue to bookings. By removing these non-cash adjustments, we are able to measure and monitor our business performance based on the timing of actual transactions with our users and the cash that is generated from these transactions. Over the long-term, the factors impacting our revenue and bookings trends are the same. However, in the short-term, there are factors that may cause revenue and bookings trends to differ.
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
Bookings are also broken out by geographic region based on the billing country of our payers, to help us understand the global engagement and monetization on our platform. The billing address may not always accurately reflect a payer’s actual location at the time of their purchase.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ROBLOX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	As of
	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$520,264	$2,977,474
Short-term investments	1,599,602	—
Accounts receivable—net of allowances	257,355	379,353
Prepaid expenses and other current assets	69,107	61,641
Deferred cost of revenue, current portion	447,962	420,136
Total current assets	2,894,290	3,838,604
Long-term investments	904,897	—
Property and equipment—net	684,734	592,346
Operating lease right-of-use assets	674,928	526,030
Deferred cost of revenue, long-term	235,903	225,132
Intangible assets, net	59,176	54,717
Goodwill	134,335	134,335
Other assets	11,014	4,323
Total assets	$5,599,277	$5,375,487
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$72,829	$71,182
Accrued expenses and other current liabilities	216,273	236,006
Developer exchange liability	220,548	231,704
Deferred revenue—current portion	2,117,043	1,941,943
Total current liabilities	2,626,693	2,480,835
Deferred revenue—net of current portion	1,149,346	1,095,291
Operating lease liabilities	641,664	494,590
Long-term debt, net	1,004,335	988,984
Other long-term liabilities	13,039	10,752
Total liabilities	5,435,077	5,070,452
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value; 5,000,000 authorized as of June 30, 2023 and December 31, 2022, 616,301 and 604,674 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; Class A common stock—4,935,000 shares authorized as of June 30, 2023 and December 31, 2022, 566,215 and 553,337 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; Class B common stock—65,000 shares authorized as of June 30, 2023 and December 31, 2022, 50,086 and 51,337 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	60	59
Additional paid-in capital	2,641,929	2,213,603
Accumulated other comprehensive income/(loss)	(14,095)	671
Accumulated deficit	(2,459,397)	(1,908,307)
Total Roblox Corporation Stockholders’ equity	168,497	306,026
Noncontrolling interests	(4,297)	(991)
Total Stockholders’ equity	164,200	305,035
Total Liabilities and Stockholders’ equity	$5,599,277	$5,375,487
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$680,766	$591,207	$1,336,110	$1,128,341
Cost and expenses:
Cost of revenue(1)	162,029	143,157	313,870	278,789
Developer exchange fees	165,843	143,148	348,283	290,270
Infrastructure and trust & safety	225,039	158,235	436,083	299,590
Research and development	315,319	211,757	590,856	389,519
General and administrative	96,197	78,676	193,771	136,448
Sales and marketing	30,328	26,501	57,083	55,603
Total cost and expenses	994,755	761,474	1,939,946	1,450,219
Loss from operations	(313,989)	(170,267)	(603,836)	(321,878)
Interest income	34,764	4,197	65,846	4,442
Interest expense	(10,129)	(9,891)	(20,141)	(19,890)
Other income/(expense), net	3,277	(3,051)	2,837	(3,430)
Loss before income taxes	(286,077)	(179,012)	(555,294)	(340,756)
Provision for/(benefit from) income taxes	(1,236)	(278)	(505)	(2)
Consolidated net loss	(284,841)	(178,734)	(554,789)	(340,754)
Net loss attributable to noncontrolling interests	(2,064)	(2,294)	(3,699)	(4,112)
Net loss attributable to common stockholders	$(282,777)	$(176,440)	$(551,090)	$(336,642)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.30)	$(0.90)	$(0.57)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	612,689	593,928	609,680	591,252
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Consolidated net loss	$(284,841)	$(178,734)	$(554,789)	$(340,754)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	875	863	807	857
Net change in unrealized gains (losses) on available-for-sale marketable securities	(14,605)	—	(15,180)	—
Other comprehensive income/(loss), net of tax	(13,730)	863	(14,373)	857
Total comprehensive loss, including noncontrolling interests	(298,571)	(177,871)	(569,162)	(339,897)
Less: net loss attributable to noncontrolling interests	(2,064)	(2,294)	(3,699)	(4,112)
Less: cumulative translation adjustments attributable to noncontrolling interests	427	425	393	511
Other comprehensive loss attributable to noncontrolling interests, net of tax	(1,637)	(1,869)	(3,306)	(3,601)
Total comprehensive loss attributable to common stockholders	$(296,934)	$(176,002)	$(565,856)	$(336,296)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
Three Months Ended June 30, 2023

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	610,487	$60	$2,424,340	$62	$(2,176,620)	$(2,660)	$245,182
Issuance of common stock upon exercise of stock options	2,308	—	5,227	—	—	—	5,227
Vesting of restricted stock units	3,506	—	—	—	—	—	—
Stock-based compensation expense	—	—	212,362	—	—	—	212,362
Other comprehensive income/(loss)	—	—	—	(14,157)	—	427	(13,730)
Net loss	—	—	—	—	(282,777)	(2,064)	(284,841)
Balance at June 30, 2023	616,301	$60	$2,641,929	$(14,095)	$(2,459,397)	$(4,297)	$164,200
Six Months Ended June 30, 2023

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	604,674	$59	$2,213,603	$671	$(1,908,307)	$(991)	$305,035
Issuance of common stock upon exercise of stock options	4,571	1	11,139	—	—	—	11,140
Issuance of common stock under Employee Stock Purchase Plan	639	—	19,921	—	—	—	19,921
Vesting of restricted stock units	6,417	—	—	—	—	—	—
Stock-based compensation expense	—	—	397,266	—	—	—	397,266
Other comprehensive income/(loss)	—	—	—	(14,766)	—	393	(14,373)
Net loss	—	—	—	—	(551,090)	(3,699)	(554,789)
Balance at June 30, 2023	616,301	$60	$2,641,929	$(14,095)	$(2,459,397)	$(4,297)	$164,200
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
Three Months Ended June 30, 2022

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2022	592,196	$59	$1,705,201	$(30)	$(1,144,143)	$6,374	$567,461
Issuance of common stock upon exercise of stock options	2,206	—	5,477	—	—	—	5,477
Issuance of common stock from acquisition of a business	385	—	10,138	—	—	—	10,138
Vesting of restricted stock units	1,808	—	—	—	—	—	—
Stock-based compensation expense	—	—	146,388	—	—	—	146,388
Other	27	—	—	—	—	—	—
Other comprehensive income/(loss)	—	—	—	438	—	425	863
Net loss	—	—	—	—	(176,440)	(2,294)	(178,734)
Balance at June 30, 2022	596,622	$59	$1,867,204	$408	$(1,320,583)	$4,505	$551,593
Six Months Ended June 30, 2022

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	585,878	58	1,568,638	62	(983,941)	8,106	$592,923
Issuance of common stock upon exercise of stock options	6,356	1	15,652	—	—	—	15,653
Issuance of common stock from acquisition of a business	385	—	10,138	—	—	—	10,138
Issuance of common stock under Employee Stock Purchase Plan	335	—	14,243	—	—	—	14,243
Vesting of restricted stock units	3,616	—	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(3)	—	(150)	—	—	—	(150)
Stock-based compensation expense	—	—	258,683	—	—	—	258,683
Other	55	—	—	—	—	—	—
Other comprehensive income/(loss)	—	—	—	346	—	511	857
Net loss	—	—	—	—	(336,642)	(4,112)	(340,754)
Balance at June 30, 2022	596,622	$59	$1,867,204	$408	$(1,320,583)	$4,505	$551,593
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Consolidated net loss	$(554,789)	$(340,754)
Adjustments to reconcile net loss including noncontrolling interests to net cash and cash equivalents provided by operations:
Depreciation and amortization	100,011	53,493
Stock-based compensation expense	397,266	258,683
Operating lease non-cash expense	44,753	30,300
(Accretion)/amortization on marketable securities, net	(31,745)	—
Amortization of debt issuance costs	651	622
Impairment expense, (gain)/loss on investment and other asset sales, and other, net	6,169	1,481
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	122,628	118,318
Accounts payable	1,576	(10,635)
Prepaid expenses and other current assets	(6,159)	(26,923)
Other assets	(6,691)	764
Developer exchange liability	(11,156)	(16,714)
Accrued expenses and other current liabilities	(22,344)	4,340
Other long-term liability	2,286	(579)
Operating lease liabilities	(30,843)	(21,730)
Deferred revenue	229,155	148,937
Deferred cost of revenue	(38,597)	(16,670)
Net cash and cash equivalents provided by operating activities	202,171	182,933
Cash flows from investing activities:
Acquisition of property and equipment	(202,274)	(135,602)
Payments related to business combination, net of cash acquired	—	(6,165)
Purchases of intangible assets	(13,500)	—
Purchases of investments	(3,042,760)	—
Maturities of investments	324,010	—
Sales of investments	229,279	—
Net cash and cash equivalents used in investing activities	(2,705,245)	(141,767)
Cash flows from financing activities:
Proceeds from issuance of common stock	31,107	29,876
Payment of withholding taxes related to net share settlement of restricted stock units	—	(150)
Proceeds from debt issuances	14,700	—
Payment of debt issuance costs	—	(154)
Payments related to business combination, after acquisition date	(750)	—
Payment of term license related obligations	—	(420)
Net cash and cash equivalents provided by financing activities	45,057	29,152
Effect of exchange rate changes on cash and cash equivalents	807	857
Net increase/(decrease) in cash and cash equivalents	(2,457,210)	71,175
Cash and cash equivalents
Beginning of period	2,977,474	3,004,300
End of period	$520,264	$3,075,475
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses and other liabilities	$41,263	$114,610
Fair value of common stock and unregistered restricted stock units issued as consideration for business combination	—	$10,138
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
In the Company’s opinion, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 2023 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other interim period.
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

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, the estimated period of time the virtual items are available to the user, which is estimated as the average lifetime of a paying user, and the estimated amount of consumable and durable virtual items purchased for which the Company lacks specific information that is used for revenue recognition, useful lives of property and equipment and intangible assets, fair value of assets and liabilities acquired through acquisitions, accrued liabilities (including accrued developer exchange fees), contingent liabilities, valuation of deferred tax assets and liabilities, stock-based compensation expense, the discount rate used in measuring our operating lease liabilities, the carrying value of operating lease right-of-use assets, evaluation of recoverability of goodwill, intangible assets and long-lived assets, and as necessary, estimates of fair value to measure impairment losses. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. Actual results could differ from those estimates and any such differences may be material to the condensed consolidated financial statements. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.
Change in Accounting Estimate
In the first quarter of 2022, we updated our estimated paying user life from 23 months to 25 months, which was subsequently updated again to 28 months in the third quarter of 2022. Based on the carrying amount of deferred revenue and deferred cost of revenue as of December 31, 2021, the change in estimate in the first quarter of 2022 resulted in a decrease in revenue during the three and six months ended June 30, 2022 of $40.9 million and $123.5 million, respectively, and a decrease in cost of revenue during the same periods by $9.4 million and $29.0 million, respectively. The estimated paying user life for the three and six months ended June 30, 2023 was 28 months.
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
Short-Term and Long-Term Investments
Realized gains and losses for all investments are determined using the specific-identification method and are reflected as a component of other income/(expense), net in the condensed consolidated statements of operations.
Debt Securities
Short-term and long-term investments include corporate debt securities, commercial paper, U.S. Treasury securities, U.S. agency securities, foreign government securities, and certificates of deposits. Based on our intentions, all debt investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses recorded as a separate component of other comprehensive income, net of tax. The Company determines the appropriate classification of its investments as short-term or long-term at the time of purchase and reevaluates such determination at each reporting period based on their respective maturity dates and the Company’s reasonable expectation with regard to those investments (e.g. expectations of future sales or redemptions).

For debt securities in an unrealized loss position, we first consider whether we intend to or it is more likely than not that we will be required to sell the individual security prior to recovery of its amortized cost basis and if so, we adjust the carrying value of security down to its fair value, with the amount of the write-down recorded as a realized loss within other income/(expense), net.
Otherwise, we determine whether a decline in fair value is attributable to a partial or full credit loss by reviewing factors such as the extent to which the fair value is less than the amortized cost basis, changes in interest rates since the purchase of the security, the financial condition of the issuer, including changes in credit ratings, the remaining payment terms of the security, as well as any adverse conditions specifically related to the security, the issuer’s industry or its geographic area. If a credit loss exists, we adjust the carrying value by recording expense within other income/(expense), net equal to the amount of the credit loss, with such amount limited to the amount of the unrealized loss. Subsequent recoveries of fair value originally attributed to a credit loss are subsequently recognized as income within other income/(expense), net. Finally, any unrealized loss not deemed to be attributable to a credit loss is recognized as component of other comprehensive income/(loss), net of tax.
For purposes of identifying and measuring credit losses, the Company excludes any related accrued interest from both the fair value and amortized cost basis of the investment. Accrued interest receivable, net of the allowance for credit losses (if any), is recorded as a component of prepaid expenses and other current assets in our condensed consolidated financial statements.
The Company’s investment policy limits the amount of credit exposure in its portfolio by imposing credit rating minimums and limiting purchases by security type and sector.
Equity Securities with Readily Determinable Fair Value
Short-term investments include mutual fund investments related to the Company’s nonqualified deferred compensation plan, which are held in a rabbi trust. The Company classifies these investments as trading securities as the rabbi trust actively manages the asset allocation to match the participants’ hypothetical fund allocations. The Company considers investments held in the rabbi trust to be restricted given their withdrawal and general use is legally restricted.
All equity investments are reported at fair value, with unrealized gains and losses recorded within other income/(expense), net in our condensed consolidated statement of operations.
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

3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing country of users (in thousands, except percentages):

	Three Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$439,523	65%	$390,360	66%
Europe	123,532	18	108,311	18
Asia-Pacific, including Australia and New Zealand	69,102	10	53,005	9
Rest of world	48,609	7	39,531	7
Total	$680,766	100%	$591,207	100%

	Six Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$865,286	65%	$747,016	66%
Europe	242,062	18	207,513	18
Asia-Pacific, including Australia and New Zealand	134,230	10	98,995	9
Rest of world	94,532	7	74,817	7
Total	$1,336,110	100%	$1,128,341	100%
(1)The Company’s revenues in the United States were 60% and 61% of total revenue for the three and six months ended June 30, 2023, respectively, and 62% for each of the three and six months ended June 30, 2022.
No individual country, other than the United States, exceeded 10% of the Company’s total revenue for any period presented.
Durable virtual items accounted for 92% of Roblox Platform revenue for each of the three months ended June 30, 2023 and 2022 and 91% for each of the six months ended June 30, 2023 and 2022. Consumable virtual items accounted for 8% of Roblox Platform revenue for each of the three months ended June 30, 2023 and 2022 and 9% for each of the six months ended June 30, 2023 and 2022.
Deferred Revenue
The Company receives payments from its users based on the payment terms established in its contracts. Such payments are initially recorded to deferred revenue and are recognized into revenue as the Company satisfies its performance obligations. The aggregate amount of revenue allocated to unsatisfied performance obligations is included in our deferred revenue balances.
The increase in deferred revenue for the six months ended June 30, 2023 was driven by sales during the period exceeding revenue recognized from the satisfaction of our performance obligations, which includes the revenue recognized during the period that was included in the current portion of deferred revenue at the beginning of the period. During the three and six months ended June 30, 2023, we recognized $593.8 million and $1,077.3 million of revenue that was included in the current deferred revenue balance as of December 31, 2022, respectively.

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
The total lease payments under the Sub-Lessee Agreement are approximately $85.6 million over the lease term and the Company took possession of the assigned space in the second quarter of 2023. The total lease payments due to the Company under the Sub-Lessor Agreement are $22.2 million over the lease term and the Company provided possession to the sub-lessee to one of the floors in the second quarter 2023, with possession of the remaining floor expected to be provided during the third quarter of 2023.
As a result of the Sub-Lessor Agreement, the Company recognized a $7.0 million impairment loss within general and administrative expenses in its condensed consolidated financial statements during the six months ended June 30, 2023, which included $4.8 million related to the San Mateo Headquarters operating lease right-of-use asset and $2.2 million related to property and equipment, net associated with the San Mateo Headquarters.
The Company took possession of additional office and data center leased space in the second quarter of 2023, with lease payments totaling $229.0 million – net of leasehold incentives – across lease terms ranging from approximately seven years to twelve years. The additional office space includes approximately 218,554 square feet.
Finally, the Company executed a data center lease agreement in the second quarter of 2023, with lease payments totaling $96.4 million over a seven year lease term. The Company expects to take possession of the lease space during the first quarter of 2024.
5. Cash Equivalents and Investments
The following is a summary of the Company’s cash equivalents and short-term and long-term investments (in thousands):

	As of June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$281,941	$—	$—	$281,941	$281,941	$—	$—
U.S. Treasury securities	1,595,963	10	(8,954)	1,587,019	—	1,087,784	499,235
Subtotal	1,877,904	10	(8,954)	1,868,960	281,941	1,087,784	499,235
Level 2
U.S. agency securities	350,302	22	(906)	349,418	—	290,291	59,127
Foreign government securities	14,212	28	(135)	14,105	—	—	14,105
Certificates of deposits	8,748	—	—	8,748	—	8,748	—
Commercial paper	183,661	—	—	183,661	15,456	168,205	—
Corporate debt securities	382,097	43	(5,288)	376,852	—	44,422	332,430
Subtotal	939,020	93	(6,329)	932,784	15,456	511,666	405,662
Total Debt Securities	$2,816,924	$103	$(15,283)	$2,801,744	$297,397	$1,599,450	$904,897
Equity Securities
Level 1
Mutual funds (1)				$152	$—	$152	$—
Total Equity Securities				$152	$—	$152	$—
Total Investments	$2,816,924	$103	$(15,283)	$2,801,896	$297,397	$1,599,602	$904,897
(1)The equity securities relate to the Company’s nonqualified deferred compensation plan and are held in a rabbi trust. Refer to Note 14, “Employee and Director Benefits”, to the notes to the condensed consolidated financial statements for more information.

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$1,903,880	$—	$—	$1,903,880	$1,903,880	$—	$—
Total Investments	$1,903,880	$—	$—	$1,903,880	$1,903,880	$—	$—
As of June 30, 2023, all of the Company’s short-term debt investments have contractual maturities of one year or less and all of the Company’s long-term debt investments have contractual maturities of between one and three years.
Changes in market interest rates, credit risk of borrowers and overall market liquidity, amongst other factors, may cause our short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of June 30, 2023, the unrealized losses were primarily driven by increases in interest rates and the Company does not intend to sell, nor is it more likely than not it will be required to sell, such securities before recovering the amortized cost basis. There were no credit losses recognized during the three and six months ended June 30, 2023.
The following table presents fair values and gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$1,413,789	$(8,954)	$—	$—	$1,413,789	$(8,954)
U.S. agency securities	227,192	(906)	—	—	227,192	(906)
Foreign government securities	9,033	(135)	—	—	9,033	(135)
Corporate debt securities	367,782	(5,288)	—	—	367,782	(5,288)
Total	$2,017,796	$(15,283)	$—	$—	$2,017,796	$(15,283)
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
7. Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table represents the changes to goodwill during the six months ended June 30, 2023 (in thousands):

Carrying Amount
Balance as of December 31, 2022	$134,335
Additions from acquisitions	—
Balance as of June 30, 2023	$134,335
There are no accumulated impairment losses for any period presented.
Intangible Assets
The following tables present details of the Company’s finite-lived intangible assets as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$72,559	$(31,565)	$40,994
Patents (1)	13,000	—	13,000
Assembled workforce	10,000	(5,708)	4,292
Trade name	500	(183)	317
Total intangible assets	$96,059	$(37,456)	$58,603
(1)The estimated useful life of the acquired patents was 10 years as of the second quarter 2023 acquisition date.

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$72,059	$(24,240)	$47,819
Assembled workforce	10,000	(4,042)	5,958
Trade name	500	(133)	367
Total intangible assets	$82,559	$(28,415)	$54,144
The above tables do not include $0.6 million of indefinite lived intangible assets as of June 30, 2023 and December 31, 2022.

Amortization expense related to our finite-lived intangible assets was $4.5 million and $9.0 million for the three and six months ended June 30, 2023, respectively and $4.0 million and $7.8 million for the three and six months ended June 30, 2022, respectively.
Expected future amortization expenses related to the intangible assets as of June 30, 2023 are as follows (in thousands):

Year ending December 31:
Remainder of 2023	$9,774
2024	18,080
2025	15,336
2026	5,913
2027	2,350
Thereafter	7,150
Total remaining amortization	$58,603
8. Other Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Prepaid expenses	$49,410	$45,173
Accrued interest receivable	11,032	6,026
Other current assets	8,665	10,442
Total prepaid expenses and other current assets	$69,107	$61,641
Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Servers and related equipment and software	$880,753	$741,418
Computer hardware and software licenses	37,803	23,647
Furniture and fixtures	374	446
Leasehold improvements	90,872	69,311
Construction in progress	30,693	24,306
Total property and equipment	1,040,495	859,128
Less accumulated depreciation and amortization	(355,761)	(266,782)
Property and equipment—net	$684,734	$592,346
Construction in progress primarily relates to leasehold improvements for the Company’s leased office buildings and network equipment infrastructure to support the Company’s data centers.
Depreciation and amortization expense of property and equipment was $48.1 million and $91.0 million for the three and six months ended June 30, 2023, respectively, and $25.0 million and $45.7 million for the three and six months ended June 30, 2022, respectively.

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Accrued operating expenses	$49,277	$80,122
Short term operating lease liabilities	92,830	73,235
Accrued interest on the 2030 Notes	6,458	6,458
Taxes payable	45,822	49,361
Accrued compensation and other employee related liabilities	10,953	21,003
Other current liabilities	10,933	5,827
Total accrued expenses and other current liabilities	$216,273	$236,006
9. Debt
2030 Notes
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
As of June 30, 2023, the Company was in compliance with all of its covenants under the Indenture.
The net carrying amount of the 2030 Notes, which is presented as a component of long-term debt in the Company’s condensed consolidated financial statements, was as follows (in thousands):

	As of
	June 30, 2023	December 31, 2022
2030 Notes
Principal	$1,000,000	$1,000,000
Unamortized issuance costs	(10,365)	(11,016)
Net carrying amount	$989,635	$988,984
Interest expense related to the 2030 Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$9,688	$9,580	$19,376	$19,268
Amortization of debt issuance costs	327	311	651	622
Total interest expense	$10,015	$9,891	$20,027	$19,890
The debt issuance costs for the 2030 Notes are amortized to interest expense over the term of the 2030 Notes using an annual effective interest rate of 4.05%.
As of June 30, 2023 and December 31, 2022, the estimated fair value of the 2030 Notes was approximately $843.3 million and $788.2 million, respectively, determined based on the trading price of the 2030 Notes on the last trading day of the reporting period in an inactive market, which represents a Level 2 input.
Joint Venture Financing
Refer to Note 15, “Joint Venture”, in the notes to the condensed consolidated financial statements for additional information on debt issued by the Company’s consolidated subsidiary, Roblox China Holding Corp.

10. Commitments and Contingencies
Lease Commitments—The Company leases office facilities and space for data center operations under operating leases expiring in various years through 2035. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. All of the Company’s leases are accounted for as operating leases. See Note 4, “Leases” in the notes to the condensed consolidated financial statements for additional information.
Purchase Obligations—Other purchase obligations primarily consist of contracts associated with data center and software vendors in the ordinary course of business. In June 2023, the Company executed an agreement which commits it to purchase hosting services over three annual periods beginning July 1, 2023. The minimum commitments total $450.0 million over the term of the agreement, with annual minimum commitments ranging from $145.0 million to $155.0 million. Outside of this agreement, there has been no material change in the Company’s purchase obligations during the six months ended June 30, 2023, other than non-cancelable purchase commitments primarily related to data center and software vendors in the ordinary course of business.
Letters of Credit—The Company has letters of credit in connection with its operating leases which are not reflected in the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. The Company has not drawn down from the letters of credit and had $11.4 million available in aggregate as of June 30, 2023.
Legal Proceedings—The Company is and, from time to time may in the future become, involved in legal proceedings, claims and litigation in the ordinary course of business.
As of June 30, 2023, the Company has accrued for immaterial losses related to litigation matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated. The Company considered the progress of these cases, the opinions and views of its legal counsel and outside advisors, its experience and settlements in similar cases, and other factors in arriving at the conclusion that a potential loss was probable. The Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for all of these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings. The maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty and the ultimate resolution of one or more of these matters could ultimately have a material adverse effect on our operations.
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
The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. To date, the Company has not incurred any material costs and has not accrued any liabilities related to such obligations. The Company also currently has directors’ and officers’ insurance.
11. Stockholders’ Equity
As of June 30, 2023, the Company had 4,935.0 million shares of Class A common stock authorized, with a par value of $0.0001 per share, 65.0 million shares of Class B common stock authorized, with a par value of $0.0001 per share, and 100.0 million shares of preferred stock authorized, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to 20 votes per share.
During the first quarter of 2023, 1.3 million shares of Class B common stock held by entities affiliated with Mr. Baszucki, Founder, President, CEO and Chair of our Board of Directors were converted to Class A common stock.
Class A and Class B common stock are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted.

The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of
	June 30, 2023	December 31, 2022
Stock options outstanding	46,588	51,591
Restricted Stock Units (“RSUs”) outstanding	36,045	30,322
Performance Stock Units (“PSUs”)	1,139	415
CEO Long-Term Performance Award	11,500	11,500
2020 Equity Incentive Plan	77,746	59,945
2020 Employee Stock Purchase Plan	16,501	11,093
Stock warrants outstanding	264	264
Unregistered stock awards (“RSAs”) outstanding	351	500
Total	190,134	165,630
12. Stock-Based Compensation Expense
The Company has three equity incentive plans: its 2004 Incentive Stock Plan (the “2004 Plan”), its 2017 Amended and Restated Equity Incentive Plan (the “2017 Plan”) and its 2020 Equity Incentive Plan (the “2020 Plan”). The Company’s stockholders approved the 2020 Plan in 2020, which became effective in connection with the Company’s March 10, 2021 direct listing of its Class A common stock (the “Direct Listing”). The 2017 Plan was terminated effective immediately prior to the direct listing in connection with the effectiveness of the Company’s 2020 Plan, and accordingly no shares are available for issuance under the 2017 Plan. The 2004 Plan was terminated on the effective date of the 2017 Plan, and accordingly no shares are available for issuance under the 2004 Plan. Any outstanding stock awards under the 2004 Plan and 2017 Plan remain outstanding, subject to the terms of the applicable plan and award agreements, until such shares are issued under those stock awards, by exercise of stock options or settlement of RSUs or until those stock awards become vested or expired by their terms.
Additionally, in 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective in connection with the Direct Listing.
Stock-based compensation expense
Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Infrastructure and trust & safety	$22,695	$13,655	$41,227	$25,011
Research and development	147,768	93,714	277,025	168,528
General and administrative	34,823	32,974	65,473	53,769
Sales and marketing	7,076	6,045	13,541	11,375
Total stock-based compensation expense	$212,362	$146,388	$397,266	$258,683

Stock Options
The following table summarizes the Company’s stock option activity (in thousands, except per option data and remaining contractual term):

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price (per Option)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances as of December 31, 2022	51,591	$2.85	6.00	$1,321,183
Granted	—	—
Cancelled, forfeited, and expired	(432)	$4.73
Exercised	(4,571)	$2.44
Balances as of June 30, 2023	46,588	$2.87	5.54	$1,743,596
Exercisable as of June 30, 2023	40,333	$2.61	5.34	$1,519,987
Vested and expected to vest at June 30, 2023	46,588	$2.87	5.54	$1,743,596
RSUs and RSAs
The following table summarizes the Company’s RSU and RSA activity (in thousands, except per share data):

	RSUs		RSAs
	Number of Shares	Weighted-Average Grant Date Fair Value (per Share)	Number of Shares	Weighted-Average Grant Date Fair Value (per Share)
Unvested as of December 31, 2022	30,322	$48.73	500	$52.55
Granted	13,364	$40.19	—	—
Vested and released	(6,417)	$47.30	(149)	$50.74
Cancelled	(1,224)	$52.06	—	—
Unvested as of June 30, 2023	36,045	$45.71	351	$53.49
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
The CEO Long-Term Performance Award is eligible to vest based on the Company’s stock price performance over various performance periods, with the first performance period beginning two years after March 2, 2021 (the "Effective Date") and ending on the seventh anniversary of the Effective Date. The CEO Long-Term Performance Award is divided into seven performance periods that are eligible to vest based on the achievement of various Company Stock Price Hurdles, measured based on an average of our stock price over a consecutive 90-day trading period applicable to the performance period as set forth below. In addition, Mr. Baszucki must remain employed as our CEO through the date a Company Stock Price Hurdle is achieved in order to earn the RSUs that relate to the applicable Company Stock Price Hurdle.

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
The Company recorded $12.2 million and $24.2 million of stock-based compensation expense related to the CEO Long-Term Performance Award during each of the three and six months ended June 30, 2023 and June 30, 2022, respectively, within general and administrative expenses.
PSUs
2023 PSU Grants
During the second quarter of 2023, the Leadership Development and Compensation Committee granted performance-based restricted stock unit awards (the “2023 PSU Grants”), to certain members of management. The number of shares that can be earned will range from 0% to 200% of the target number of shares, based on the Company’s performance against two independent performance measures relative to pre-established thresholds during a two-year performance period ending on December 31, 2024. The two independent performance measures include the Company’s cumulative (i) bookings and (ii) Covenant Adjusted EBITDA during the performance period, as those performance measures are defined in the respective grant agreements with each employee. Further, the awards are subject to continuous employment, with the first vesting to occur in the first quarter of 2024 (in which 50% of any awards earned will vest) and the second vesting to occur in the second quarter of 2025 (in which the remaining 50% of any awards earned will vest).
The target number of 2023 PSU Grants was 362,458 in total, with 80% of the target number of shares allocated to the cumulative bookings performance measure and 20% of the target number of shares allocated to the Covenant Adjusted EBITDA performance measure.
The Company recognizes stock-based compensation expense for the 2023 PSU Grants based upon the per-share grant date fair value of $45.70 on an accelerated attribution method over the requisite service period of each separately vesting tranche. At each reporting period, the amount of stock-based compensation is determined based on the probability of achievement against the pre-established performance measures and if necessary, a cumulative catch-up adjustment is recorded to reflect any revised estimates regarding the probability of achievement. The Company recorded $1.5 million of stock-based compensation expense related to the 2023 PSU Grants during the three and six months ended June 30, 2023.

2022 PSU Grants
During the second quarter of 2022, the Leadership Development and Compensation Committee granted performance-based restricted stock unit awards (the “2022 PSU Grants”), to certain members of management. The target number of 2022 PSU Grants was 207,284. The number of shares that can be earned will range from 0% to 200% of the target number of shares, based on the Company’s stock price performance and achievement of certain stock price hurdles during the last quarter of the second year through the end of the third year of a three-year performance period (the “2022 PSU Grant Stock Price Hurdles”) and subject to continuous employment through such date.
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
The Company recorded $1.0 million and $2.0 million of stock-based compensation expense related to the 2022 PSU Grants during the three and six months ended June 30, 2023 and $0.9 million during the three and six months ended June 30, 2022.
Employee Stock Purchase Plan
During the first quarter of 2023, the Company’s stock price on the purchase date, February 27, 2023, was lower than the Company’s stock price on the offering date. As a result, the offering in effect was reset with the lower stock price becoming the new offering price and rolled over to a new 24 month offering period. The reset was treated as a modification resulting in incremental expense totaling $3.1 million, which is being recognized over the remaining requisite service period as of the date of reset.
During the third quarter of 2022, the Company’s stock price on the purchase date, August 25, 2022, was lower than the Company’s stock price on the offering date. As a result, the offering in effect was reset with the lower stock price becoming the new offering price and rolled over to a new 24 month offering period. The reset was treated as a modification resulting in incremental expense totaling $5.1 million, which is being recognized over the remaining requisite service period as of the date of reset.
During the first quarter of 2022, the Company’s stock price on the purchase date, February 25, 2022, was lower than the Company’s stock price on the offering date of the first and second offering periods. As a result, the first and second offerings in effect were reset with the lower stock price becoming the new offering price and rolled over to a new 24 month offering period. The reset was treated as a modification resulting in incremental expense totaling $4.7 million, which is being recognized over the remaining requisite service period as of the date of reset.
The Company recorded $8.3 million and $15.4 million of stock-based compensation expense related to the 2020 ESPP during the three and six months ended June 30, 2023, respectively, and $6.4 million and $11.0 million during the three and six months ended June 30, 2022, respectively.
13. Accumulated Other Comprehensive Income (Loss)
The following table shows a summary of changes in accumulated other comprehensive income/(loss) by component for the six months ended June 30, 2023 (in thousands):

	Foreign Currency Translation	Unrealized Gains/ (Losses) on Available-For-Sale Debt Securities	Total
Balance as of December 31, 2022	$671	$—	$671
Other comprehensive income/(loss) before reclassifications	414	(15,795)	(15,381)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	615	615
Change in accumulated other comprehensive income/(loss), net of tax	414	(15,180)	(14,766)
Balance as of June 30, 2023	$1,085	$(15,180)	$(14,095)

14. Employee and Director Benefits
Deferred Compensation Plan
The Company established a nonqualified deferred compensation plan (the “NQDC Plan”) for its non-employee directors and a select group of management employees. Eligible participants may voluntarily elect to participate in the NQDC Plan. Unless otherwise determined by the committee that administers the NQDC Plan, eligible employee participants may elect annually to defer up to 90% of their base salary and up to 100% of their cash bonus compensation, if any, eligible non-employee director participants may elect annually to defer up to 100% of their cash director fees, and eligible participants may elect annually to defer up to 100% of any RSUs and/or up to 100% of any PSUs granted under the Company’s 2020 Plan. Obligations of the Company under the NQDC Plan represent at all times unsecured general obligations of the Company to pay deferred compensation in the future in accordance with the terms of the NQDC Plan.
Cash amounts deferred under the plan may only later be settled in cash and are credited or charged with the performance of investment options offered under the NQDC Plan as elected by the participants. The amount credited or charged to each participant’s cash deferrals are based on the performance of a hypothetical portfolio of investments which are tracked by an administrator, with such credits or charges included as a component of operating expenses in the Company's condensed consolidated statements of operations. The cash obligations due to participants are presented as other long-term liabilities on the Company’s condensed consolidated balance sheet.
The Company generally funds the cash obligations associated with the NQDC Plan by purchasing investments that match the hypothetical investment choices made by the plan participants. The investments (and any uninvested cash) are held in a rabbi trust in order to receive certain tax benefits. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. The investments held in the rabbi trust are presented as short-term investments and any uninvested cash is presented as cash and cash equivalents on the Company’s condensed consolidated balance sheet.
As it relates to any deferred RSUs and PSUs, the Company ensures enough shares of its Class A common stock are reserved to settle all obligations under the NQDC Plan. These obligations are settled on the date(s) elected by the participant. The accounting for the RSUs and PSUs deferred under the NQDC Plan is consistent with the accounting for non-deferred RSUs and PSUs.
15. Joint Venture
Background
In February 2019, the Company entered into a joint venture agreement with Songhua River Investment Limited (“Songhua”), an affiliate of Tencent Holdings Ltd., (“Tencent Holdings”), to create Roblox China Holding Corp. (in which Roblox holds a 51% ownership interest as it relates to the voting shares). Songhua contributed $50.0 million in capital in exchange for a 49% ownership interest in Roblox China Holding Corp. The business of the joint venture (either directly or indirectly through the joint venture’s wholly owned subsidiaries) is to engage in the (i) development, localization, and licensing of the Roblox application to Shenzhen Tencent Computer Systems Co., Ltd. for operation and publication as a game in China, and (ii) development, localization, and licensing to creators of a Chinese version of the Roblox Studio and to oversee relations with local Chinese developers.
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
Joint Venture Financing
On May 10, 2023, Roblox China Holding Corp. (the “Borrower”) issued $30.0 million aggregate principal debt which matures on May 10, 2026 (the “2026 Notes”), unless earlier prepaid by the Borrower or converted by the holders into the Borrower's voting shares. Further, the Borrower, at its sole election, may extend the maturity date by two years.
The 2026 Notes were funded by the Company and Songhua (the “Lenders”) in the amount of $15.3 million and $14.7 million, respectively. The 2026 Notes bear interest at a rate of 6.0% per annum, with accrued interest payable on the final maturity date.

At any point, the Lenders may voluntarily convert the 2026 Notes into voting shares of the Borrower, provided that immediately after such conversion, the Lenders continue to own the same percentage of voting shares in the Borrower as they did immediately prior to the conversion. The conversion ratio will be determined at the time of such conversion (if any), and will be determined by dividing the then fair value of the Borrower’s voting shares (as mutually agreed to by the Lenders and Borrower) into the sum of the unpaid principal and accrued interest.
The portion of the 2026 Notes outstanding to Songhua is reflected in the Company's condensed consolidated financial statements as long-term debt, net, at its principal amount, while the portion outstanding to the Company – including any related interest expense – is eliminated upon consolidation.
16. Income Taxes
The Company is subject to federal and state income tax in the United States, as well as foreign tax jurisdictions in which it conducts business. The Company does not provide for U.S. income taxes or foreign withholding taxes on the undistributed earnings of its profitable foreign subsidiaries because it intends to permanently reinvest such earnings in foreign operations.
The provision for/(benefit from) income taxes for the three and six months ended June 30, 2023 and 2022 consisted of federal, state and foreign income taxes. The Company continues to maintain a full valuation allowance on its net deferred tax assets as it is not likely that the deferred assets will be utilized. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowance on the Company’s deferred tax assets.
On January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures and instead requires taxpayers to amortize such costs over five years. This change did not have a significant impact to the Company’s provision for income tax for the three and six months ended June 30, 2023 and 2022, as the Company has net operating loss carryforwards to offset the impact of the change and maintains a full valuation allowance against its deferred tax assets. Further, the Company does not anticipate this change to have a significant impact to the provision for income tax for the year ended December 31, 2023 and will continue to evaluate the impact on its business in future periods.
17. Basic and Diluted Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic and diluted net loss per share
Numerator
Consolidated net loss	$(284,841)	$(178,734)	$(554,789)	$(340,754)
Less: net loss attributable to noncontrolling interest	(2,064)	(2,294)	(3,699)	(4,112)
Net loss attributable to common stockholders	$(282,777)	$(176,440)	$(551,090)	$(336,642)
Denominator
Weighted-average common shares used in computing net loss per share attributable to common stockholders, based and diluted	612,689	593,928	609,680	591,252
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.30)	$(0.90)	$(0.57)

The potential shares of common stock that were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive are as follows (in thousands):

	As of June 30,
	2023	2022
Stock options outstanding	46,588	55,921
RSUs outstanding	36,045	21,909
2020 ESPP	2,177	2,253
Stock warrants outstanding	264	264
RSAs outstanding	351	699
Total	85,425	81,046
The CEO Long-Term Performance Award, 2022 PSU Grants, and 2023 PSU Grants were excluded from the above table because the respective stock price or performance targets had not been met as of the periods presented.

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
Consistent with our free to play business model, a small portion of our users have historically been payers. For example, in the three months ended June 30, 2023, of our 65.5 million average DAUs, only approximately 790,000 represented our average daily unique paying users. Similarly, in the three months ended June 30, 2023, our average daily bookings per DAU was $0.13, whereas our average daily bookings per daily unique paying user was $10.85. We believe that maintaining and growing our overall number of users, including the number of users who may not purchase and spend Robux, is important to the success of our business. As a result, we believe that the number of users who choose to purchase and spend Robux will continue to constitute a small portion of our overall users.
Our primary areas of investment have been, and we expect will continue to be, our developer and creator community, and the people, technology, and infrastructure required to keep improving the Roblox Platform. These areas of focus are how we drive the business and are reflected in our operating cost structure, which primarily consists of four major areas: payment processing and other fees, compensation and benefits, developer earnings, and direct infrastructure.
Key Metrics
We believe our performance is dependent upon many factors, including the key metrics described below that we track and review to measure our performance, identify trends, formulate financial projections, and make strategic decisions.

Operating Metrics
We manage our business by tracking several operating metrics, including those outlined below. As a management team, we believe each of these operating metrics provides useful information to investors and others. For complete definitions and limitations of these metrics, refer to the section titled “Special Note Regarding Operating Metrics” of this Quarterly Report on Form 10-Q.
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
$45.9
$65.1
$118.5
$425.8
$680.8
$48.6
$69.1
$123.5
$439.5
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23

Bookings by Region
US & Canada
Europe
Asia-Pacific
Rest of World
Bookings ($ In Millions)
$0
$100
$200
$300
$400
$500
$600
$700
$800
$900
Q2'20 $494.2 $22.1 $34.1 $93.0 $344.9
Q3'20 $496.5 $31.8 $38.0 $95.5 $331.2
Q4'20 $642.3 $42.2 $47.9 $119.7 $432.7
Q1'21 $652.3 $39.9 $45.1 $133.4 $433.8
Q2'21 $665.5 $48.3 $48.3 $126.7 $442.1
Q3'21 $637.8 $53.0 $61.0 $115.6 $408.1
Q4'21 $770.1 $52.4 $77.8 $137.0 $502.9
Q1'22 $631.2 $45.2 $73.1 $125.2 $387.7
Q2'22 $639.9 $45.5 $70.8 $114.1 $409.4
Q3'22 $701.7 $49.3 $74.2 $115.9 $462.4
Q4'22 $899.4 $58.1 $92.0 $149.5 $599.9
Q1'23 $773.8 $63.7 $92.3 $147.1 $470.7
Q2'23 $780.7 $62.1 $82.7 $148.3 $487.6

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
$30.00
$20.00
$10.00
$0.00
$30.14
$28.89
$38.30
$34.40
$36.62
$33.56
$44.90
$31.39
$33.08
$32.60
$45.03
$32.83
$34.36
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23

ABPDAU
Europe
$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
$9.40
$9.21
$11.01
$10.71
$10.78
$9.69
$10.25
$8.35
$8.08
$7.47
$9.01
$7.76
$8.16
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23

ABPDAU
Asia-Pacific
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
$7.39
$7.08
$8.58
$6.96
$6.69
$6.50
$6.95
$5.80
$5.74
$5.63
$6.77
$6.19
$5.35
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23

ABPDAU
Rest of World
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$2.98
$3.54
$4.50
$3.77
$3.98
$3.84
$3.83
$3.19
$3.39
$3.10
$3.79
$3.56
$3.51
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23

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
We believe bookings provide a timelier indication of trends in our operating results that are not necessarily reflected in our revenue as a result of the fact that we recognize the majority of revenue over the estimated average lifetime of a paying user. The change in deferred revenue constitutes the vast majority of the reconciling difference from revenue to bookings. By removing these non-cash adjustments, we are able to measure and monitor our business performance based on the timing of actual transactions with our users and the cash that is generated from these transactions. Over the long-term, the factors impacting our revenue and bookings trends are the same. However, in the short-term, there are factors that may cause revenue and bookings trends to differ.

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to bookings, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Reconciliation of revenue to bookings:
Revenue	$680,766	$591,207	$1,336,110	$1,128,341
Add (deduct):
Change in deferred revenue	105,372	52,140	229,155	148,937
Other	(5,452)	(3,445)	(10,760)	(6,170)
Bookings	$780,686	$639,902	$1,554,505	$1,271,108
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
The following table presents a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022

Reconciliation of net cash from operating activities to free cash flow:
Net cash provided by operating activities	$202,171	$182,933
Deduct:
Acquisition of property and equipment	(202,274)	(135,602)
Purchases of intangible assets	(13,500)	—
Free cash flow	$(13,603)	$47,331
Acquisition of property and equipment primarily includes servers, infrastructure equipment, capitalized software licenses and tenant improvements.
Change in Accounting Estimate
Quarterly, we complete an assessment of our estimated paying user life, which is used for revenue recognition of durable virtual items and calculated based on historical monthly retention data for each paying user cohort to project future participation on the Roblox Platform. In the first quarter of 2022, we updated our estimated paying user life from 23 months to 25 months (which was subsequently updated again to 28 months in the third quarter of 2022). Based on the carrying amount of deferred revenue and deferred cost of revenue as of December 31, 2021, the change in estimate in the first quarter of 2022 resulted in a decrease in revenue during the three and six months ended June 30, 2022 of $40.9 million and $123.5 million, respectively, and a decrease in cost of revenue during the same periods by $9.4 million and $29.0 million, respectively. The estimated paying user life for the six months ended June 30, 2023 was 28 months.
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
Personnel costs generally include employee expenses (salaries, benefits, and stock-based compensation expense) and contractor expenses, and are reflected in each expense category, with the exception of cost of revenue and developer exchange fees. In the three and six months ended June 30, 2023, personnel costs were $416.7 million and $789.7 million, respectively, and during the three and six months ended June 30, 2022 were $290.3 million and $529.3 million, respectively.
Cost of revenue
Cost of revenue primarily consists of third-party payment processing fees charged by the various distribution channels in connection with sales of our virtual currency. We initially defer payment processing fees and recognize them as expense over the same period as the respective revenue. Cost of revenue also includes costs associated with the printing of prepaid cards.
We intend to use nearly all of any efficiencies earned in this area over time to increase earnings for our developers and creators. Additionally, cost of revenue as a percentage of revenue is affected by shifts in user purchasing preferences and trends. Specifically, we have observed a shift of our sales toward prepaid card distribution channels and credit card sales directly through our website, which are subject to lower processing fees compared to other distribution channels, such as the Apple App Store and Google Play Store. We generally expect this trend to continue through the end of fiscal year 2025.
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
In order to be qualified for our Developer Exchange Program and eligible to exchange earned Robux for real-world currency, developers and creators must meet certain conditions, such as having earned the minimum amount of Robux required to qualify for the program, a verified developer account, and an account in good standing. On January 31, 2022, we reduced the minimum amount of earned Robux required to qualify for the program from 100,000 Robux to 50,000 Robux and subsequently on January 31, 2023, we further reduced the minimum requirement from 50,000 Robux to 30,000 Robux. We believe these reductions in the minimum amounts required incentivize our developer and creator community, and promote the long term growth and the health of such community. As of June 30, 2023, over 14,000 developers and creators qualified for and were registered in our Developer Exchange Program.
Over the next few years, a major goal is to increase our developer and creator earnings as much as possible through cost efficiencies realized in other areas of our business, while maintaining reasonable margins.

Infrastructure and trust & safety
Infrastructure and trust & safety expenses consist primarily of expenses related to the operation of our data centers and technical infrastructure. These costs include third-party service providers costs, such as cloud computing or other hosting and data storage, facilities-related expenses for our co-located data centers and edge data centers that we lease and operate, network and bandwidth costs, as well as depreciation and associated support and maintenance costs of our servers and infrastructure equipment. Depreciation and amortization expense related to infrastructure and trust & safety in the three months ended June 30, 2023 and 2022 was $45.8 million and $23.8 million, respectively, and in the six months ended June 30, 2023 and 2022 was $86.8 million and $43.4 million, respectively. Infrastructure and trust & safety expenses also include personnel costs, as well as allocated overhead expenses, to support of our infrastructure and trust & safety initiatives.
We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support more sophisticated content, more users, and increased engagement. We expect to increase the dollar amount of our investment in infrastructure for the foreseeable future as we continue to build out our global infrastructure. We intend to achieve scalability by building and maintaining our own technical infrastructure, while generating operating leverage beginning in the third quarter of 2023 and generally through the end of fiscal year 2025.
Research and development
Research and development expenses consist primarily of personnel costs and allocated overhead expenses for our engineering, design, product management, data science, and other employees engaged in maintaining and enhancing the functionality of the Platform. We plan to increase research and development expenses for the foreseeable future primarily driven by increased headcount to develop new features, functionality, and innovation of our product. However, we plan to slow our headcount growth rate and expect to generate operating leverage beginning in fiscal year 2024 and generally through the end of fiscal year 2025.
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
Interest income
Interest income consists primarily of interest earned and net accretion/(amortization) of our short-term investments, long-term investments, and cash equivalents.
Interest expense
Interest expense consists primarily of contractual interest and amortization of debt issuance costs on our 3.875% Senior Notes due 2030 (the “2030 Notes”).
Other income/(expense), net
Other income/(expense), net primarily includes foreign currency exchange gains/(losses) and realized gains/(losses) on our short-term and long-term investments, as well as certain insurance recoveries (if any).

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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue for each period presented (in thousands, except per share data and percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Revenue	$680,766	100%	$591,207	100%	$1,336,110	100%	$1,128,341	100%
Cost and expenses:
Cost of revenue(1)	162,029	24	143,157	24	313,870	23	278,789	25
Developer exchange fees	165,843	24	143,148	24	348,283	26	290,270	26
Infrastructure and trust & safety(2)	225,039	33	158,235	27	436,083	33	299,590	27
Research and development(2)	315,319	46	211,757	36	590,856	44	389,519	35
General and administrative(2)	96,197	14	78,676	13	193,771	15	136,448	12
Sales and marketing(2)	30,328	4	26,501	4	57,083	4	55,603	5
Total cost and expenses	994,755	145	761,474	129	1,939,946	145	1,450,219	129
Loss from operations	(313,989)	(46)	(170,267)	(29)	(603,836)	(45)	(321,878)	(29)
Interest income	34,764	5	4,197	1	65,846	5	4,442	—
Interest expense	(10,129)	(1)	(9,891)	(2)	(20,141)	(2)	(19,890)	(2)
Other income/(expense), net	3,277	—	(3,051)	(1)	2,837	—	(3,430)	—
Loss before income taxes	(286,077)	(42)	(179,012)	(30)	(555,294)	(42)	(340,756)	(30)
Provision for/(benefit from) income taxes	(1,236)	—	(278)	—	(505)	—	(2)	—
Consolidated net loss	(284,841)	(42)	(178,734)	(30)	(554,789)	(42)	(340,754)	(30)
Net loss attributable to noncontrolling interests(3)	(2,064)	—	(2,294)	—	(3,699)	—	(4,112)	—
Net loss attributable to common stockholders	$(282,777)	(42)%	$(176,440)	(30)%	$(551,090)	(41)%	$(336,642)	(30)%
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)		$(0.30)		$(0.90)		$(0.57)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	612,689		593,928		609,680		591,252
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
(2)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)		(dollars in thousands)
Infrastructure and trust & safety	$22,695	$13,655	$41,227	$25,011
Research and development	147,768	93,714	277,025	168,528
General and administrative	34,823	32,974	65,473	53,769
Sales and marketing	7,076	6,045	13,541	11,375
Total stock-based compensation expense	$212,362	$146,388	$397,266	$258,683
(3)Our condensed consolidated financial statements include our majority-owned subsidiary Roblox China Holding Corp. The ownership interest of a minority investor, Songhua River Investment Limited, is recorded as a noncontrolling interest.

Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		2023 to 2022	Six Months Ended June 30,		2023 to 2022
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Revenue	$680,766	$591,207	15%	$1,336,110	$1,128,341	18%
Revenue increased $89.6 million, or 15%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase is primarily due to higher amortization of prior period deferred revenue and an increase in bookings in the current period. The increase in bookings was primarily driven by a higher average number of daily unique paying users during the current period, which increased from approximately 667,000 during the three months ended June 30, 2022 to approximately 790,000 during the three months ended June 30, 2023. The average number of daily unique paying users represents the number of user accounts that made a purchase on the Platform, including via redemption of prepaid cards for Robux, on an average daily basis during the respective period. The overall increase in revenue was offset by increases in our estimated paying user life, which increased from 23 months as of December 31, 2021 to 25 months as of March 31, 2022 and to 28 months during the third quarter of 2022 (and remained at 28 months through June 30, 2023).
Revenue increased $207.8 million, or 18%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase is primarily due to higher amortization of prior period deferred revenue and an increase in bookings in the current period. The increase in bookings was primarily driven by a higher average number of daily unique paying users during the current period, which increased from approximately 676,000 during the six months ended June 30, 2022 to approximately 801,000 during the six months ended June 30, 2023. The overall increase in revenue was offset by the aforementioned increases in our estimated paying user life.
Refer to the heading “Changes in Accounting Estimate” earlier in this section above for more information on the change in paying user life estimates in fiscal year 2022.
Cost of revenue

	Three Months Ended June 30,		2023 to 2022	Six Months Ended June 30,		2023 to 2022
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$162,029	$143,157	13%	$313,870	$278,789	13%
Cost of revenue increased $18.9 million, or 13%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase is primarily due to a net increase of $13.4 million in expense for payment processing fees, primarily driven by a higher amortization of prior period deferred cost of revenue and an increase in current period payment processing fees from the related growth in bookings. The overall increase in expense for payment processing fees was offset by the aforementioned increases in our estimated paying user life – as payment processing fees are amortized over the estimated paying user life – as well as a shift of our sales toward distribution channels with lower processing fees. The overall increase in cost of revenue was further supplemented by an increase in prepaid card printing fees.
Cost of revenue increased $35.1 million, or 13%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase is primarily due to a net increase of $32.8 million in expense for payment processing fees, primarily driven by a higher amortization of prior period deferred cost of revenue and an increase in current period payment processing fees from the related growth in bookings. The overall increase in expense for payment processing fees was offset by the aforementioned increases in our estimated paying user life, as well as a shift of our sales toward distribution channels with lower processing fees.
Refer to the heading “Changes in Accounting Estimate” earlier in this section for more information on the change in paying user life estimates in fiscal year 2022.

Developer exchange fees

	Three Months Ended June 30,		2023 to 2022	Six Months Ended June 30,		2023 to 2022
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Developer exchange fees	$165,843	$143,148	16%	$348,283	$290,270	20%
Developer exchange fees increased $22.7 million, or 16%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase is primarily driven by an increase in amounts earned by developers and creators due to the growth in bookings over the same period. However, the growth in bookings exceeded the growth in developer exchange fees, primarily driven by changes in non-USD pricing, as well as decreases in our Premium Payouts program, both of which impact the amount of developer exchange fees incurred.
Developer exchange fees increased $58.0 million, or 20%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase is primarily driven by an increase in amounts earned by developers and creators due to the growth in bookings over the same period.
Infrastructure and trust & safety

	Three Months Ended June 30,		2023 to 2022	Six Months Ended June 30,		2023 to 2022
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Infrastructure and trust & safety	$225,039	$158,235	42%	$436,083	$299,590	46%
Infrastructure and trust & safety expenses increased $66.8 million, or 42%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase is primarily due to an increase of $36.8 million related to data center and technical infrastructure expenses (including depreciation and amortization) associated with providing the Platform to our users. The increase was further driven by an increase of $19.0 million in personnel costs, which includes an increase of $9.0 million in stock-based compensation expense, primarily due to an increase in headcount to support our infrastructure growth. Finally, the increase was supplemented by an increase of $6.8 million in moderation and customer support related costs.
Infrastructure and trust & safety expenses increased $136.5 million, or 46%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase is primarily due to an increase of $80.6 million related to data center and technical infrastructure expenses (including depreciation and amortization) associated with providing the Platform to our users. The increase was further driven by an increase of $35.4 million in personnel costs, which includes an increase of $16.2 million in stock-based compensation expense, primarily due to an increase in headcount to support our infrastructure growth. Finally, the increase was supplemented by an increase of $14.7 million in moderation and customer support related costs.
Research and development

	Three Months Ended June 30,		2023 to 2022	Six Months Ended June 30,		2023 to 2022
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Research and development	$315,319	$211,757	49%	$590,856	$389,519	52%
Research and development expenses increased $103.6 million, or 49%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase is primarily due to an increase of $94.0 million in personnel costs, which includes an increase of $54.1 million in stock-based compensation expense, primarily due to continued growth in headcount supporting our engineering, design, and product teams. The increase was further supplemented by an increase of $6.2 million in facilities-related costs, primarily driven by higher rent expense associated with our office leases.
Research and development expenses increased $201.3 million, or 52%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase is primarily due to an increase of $184.6 million in personnel costs, which includes an increase of $108.5 million in stock-based compensation expense, primarily due to continued growth in headcount supporting our engineering, design, and product teams. The increase was further supplemented by an increase of $10.4 million in facilities-related costs, primarily driven by higher rent expense associated with our office leases.

General and administrative

	Three Months Ended June 30,		2023 to 2022	Six Months Ended June 30,		2023 to 2022
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
General and administrative	$96,197	$78,676	22%	$193,771	$136,448	42%
General and administrative expenses increased $17.5 million, or 22%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase is primarily due to an increase of $11.7 million in personnel costs, which includes an increase of $1.8 million in stock-based compensation expense, primarily due to increased headcount. The increase was further supplemented by an increase of $3.1 million in professional services expense and $1.0 million in facilities-related costs.
General and administrative expenses increased $57.3 million, or 42%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase is primarily due to an increase of $35.4 million in personnel costs, which includes an increase of $11.7 million in stock-based compensation expense, primarily due to increased headcount. The increase was further driven by an impairment charge of $7.0 million related to the operating lease right-of-use asset and related leasehold improvements of a portion of our San Mateo headquarters for which a sub-lease agreement was executed during the first quarter of 2023. For more information regarding the sub-lease transaction, refer to Note 4, “Leases” to the notes to condensed consolidated financial statements. The increase was also supplemented by an increase of $4.2 million of withholding-related taxes and $3.8 million in professional services expense.
Sales and marketing

	Three Months Ended June 30,		2023 to 2022	Six Months Ended June 30,		2023 to 2022
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$30,328	$26,501	14%	$57,083	$55,603	3%
Sales and marketing expenses increased $3.8 million, or 14%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase is primarily due to an increase of $1.8 million in personnel costs, which includes an increase in stock-based compensation expense of $1.0 million. The increase was further supplemented by an increase of $1.7 million in education related grant expenses.
Sales and marketing expenses increased $1.5 million, or 3%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase is primarily due to an increase of $4.9 million in personnel costs, which includes an increase in stock-based compensation expense of $2.2 million, and an increase of $1.5 million in education related grant expenses. The overall increase was offset by a decrease of $5.6 million in marketing and promotional expenses, primarily due to lower advertising spend.
Interest income, interest expense, other income/(expense), net, and provision for/(benefit from) income taxes

	Three Months Ended June 30,		2023 to 2022	Six Months Ended June 30,		2023 to 2022
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Interest income	$34,764	$4,197	728%	$65,846	$4,442	NM
Interest expense	$(10,129)	$(9,891)	2%	$(20,141)	$(19,890)	1%
Other income/(expense), net	$3,277	$(3,051)	NM	$2,837	$(3,430)	NM
Provision for/(benefit from) income taxes	$(1,236)	$(278)	345%	$(505)	$(2)	NM
Interest income increased by $30.6 million and $61.4 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year, primarily due to a higher average amount invested in short-term and long-term investments, coupled with rising interest rates.
Interest expense and provision for/(benefit from) income taxes, net were all relatively flat (in terms of amount) for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively.
The change in other income/(expense), net was $6.3 million for each of the three and six months ended June 30, 2023 as compared to the same periods in the prior year, primarily driven by a $5.0 million business interruption insurance recovery related to a fourth quarter 2021 Platform outage.

Liquidity and Capital Resources
As of June 30, 2023 and December 31, 2022, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments of $3.0 billion, which were primarily held for working capital purposes, capital expenditures and acquisitions. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
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
Accordingly, the Company presents Covenant Adjusted EBITDA calculated in accordance with “Consolidated EBITDA” as that term is defined in the Indenture, which is not calculated in accordance with GAAP and may not conform to the calculation of Adjusted EBITDA by other companies. Covenant Adjusted EBITDA should not be considered as a substitute for a measure of our financial performance or other liquidity measures prepared in accordance with GAAP and is also not indicative of income or loss calculated in accordance with GAAP. Management believes that this calculation is useful to investors for purposes of analyzing our compliance with certain covenants specified in the Indenture.
The following table presents the calculation of Covenant Adjusted EBITDA in accordance with the terms of the Indenture, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Calculation of Covenant Adjusted EBITDA:
Consolidated net loss	$(284,841)	$(178,734)	$(554,789)	$(340,754)
Add (deduct):
Interest income	(34,764)	(4,197)	(65,846)	(4,442)
Interest expense	10,129	9,891	20,141	19,890
Other (income)/expense, net	(3,277)	3,051	(2,837)	3,430
Provision for/(benefit from) income taxes	(1,236)	(278)	(505)	(2)
Depreciation and amortization	52,599	28,996	100,011	53,493
Stock-based compensation expense	212,362	146,388	397,266	258,683
Other non-cash charges(1)	—	—	6,988	—
Change in deferred revenue	105,372	52,140	229,155	148,937
Change in deferred cost of revenue	(18,460)	(2,621)	(38,597)	(16,670)
Covenant Adjusted EBITDA	$37,884	$54,636	$90,987	$122,565
(1)For the six months ended June 30, 2023, includes impairment expense related to certain operating lease right-of-use assets and related property and equipment.
As of June 30, 2023, contractual obligations related to the 2030 Notes are remaining payments of $19.4 million in 2023 and $38.8 million each year from 2024 through 2029 and $1,019.4 million due in 2030. These amounts represent principal and interest cash payments over the term of the 2030 Notes. Any future redemption of the 2030 Notes could impact the amount or timing of our cash payments. For more information regarding the 2030 Notes, see Note 9, “Debt” to the notes to condensed consolidated financial statements.

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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash and cash equivalents provided by operating activities	$202,171	$182,933
Net cash and cash equivalents used in investing activities	$(2,705,245)	$(141,767)
Net cash and cash equivalents provided by financing activities	$45,057	$29,152
Operating activities
Our largest source of operating cash is cash collection from sales of Robux and monthly subscriptions. Our primary uses of cash from operating activities are for payment processing fees, personnel-related expenses, data center and infrastructure-related operations, developer exchange fees, and other operating expenses.
During the six months ended June 30, 2023, cash and cash equivalents provided by operating activities was $202.2 million, which consisted of consolidated net loss of $554.8 million, adjusted by non-cash charges of $517.1 million and net cash inflows from the change in net operating assets and liabilities of $239.9 million. The non-cash charges were primarily comprised of stock-based compensation expense of $397.3 million and depreciation and amortization expense of $100.0 million. The net cash and cash equivalent inflow from the change in our net operating assets and liabilities was primarily due to a $229.2 million increase in deferred revenue, primarily due to bookings generated in the current period. The increase was further supplemented by a $122.6 million decrease in accounts receivable, primarily driven by collection of outstanding accounts receivable and partially offset by an increase in accounts receivable from bookings generated in the current period. The overall increase was offset by a $38.6 million increase in deferred cost of revenue, primarily due to payment processing fees incurred in the current period, a $30.8 million decrease in operating lease liabilities, and a $22.3 million decrease in accrued expenses and other current liabilities, primarily driven by the February 2023 ESPP purchase.

Investing activities
During the six months ended June 30, 2023, cash and cash equivalents used in investing activities was $2,705.2 million, primarily consisting of $2,489.5 million of investment purchases – net of sales and maturities, capital expenditures of $202.3 million, and intangible asset purchases of $13.5 million.
Financing activities
During the six months ended June 30, 2023, cash and cash equivalents provided by financing activities was $45.1 million, primarily consisting of $31.1 million from the exercise of stock options and purchase of shares under our employee stock purchase plan and $14.7 million of proceeds from debt issued by the Company’s fully consolidated subsidiary Roblox China Holding Corp. For more information regarding the debt issued by Roblox China Holding Corp., see Note 15, “Joint Venture” in the notes to condensed consolidated financial statements.
Off-Balance Sheet Arrangements
The Company has letters of credit in connection with its office facilities in San Mateo, California and data center facilities in Ashburn, Virginia and Chicago, Illinois which are not reflected in the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. The Company has not drawn down from the letters of credit and had $11.4 million available in aggregate as of June 30, 2023. We did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
Our principal contractual commitments consist of obligations under operating leases for office facilities and data center operations. There have been no material changes to the nature of our operating lease commitments since December 31, 2022 other than for lease commitments primarily related to office facilities and space for data center operations in the ordinary course of business. Refer to Note 4, “Leases” in the notes to condensed consolidated financial statements for more information on the Company’s lease obligations.
Other contractual commitments primarily consist of non-cancelable obligations with our data center hosting providers and software vendors. There have been no material changes in the Company's purchase obligations since December 31, 2022 other than for non-cancelable obligations primarily related to data center hosting providers and software vendors in the ordinary course of business. Refer to Note 10, “Commitments and Contingencies” in the notes to condensed consolidated financial statements for additional information regarding our contractual commitments.
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
Interest Rate Risk
As of June 30, 2023, our short-term and long-term investments primarily consist of debt securities, including corporate debt securities, commercial paper, U.S. Treasury securities, U.S. agency securities, foreign government securities, and certificates of deposits, totaling $2.5 billion. Our debt securities are subject to market risk due to changes in prevailing interest rates that may cause their fair values to fluctuate in the future. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our debt securities of approximately $22.2 million as of June 30, 2023. Such losses would only be realized if we sold the investments prior to maturity.
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
Foreign Currency Exchange and Inflation Risk
During the six months ended June 30, 2023, there were no significant changes to our quantitative and qualitative disclosures about foreign currency exchange risk or inflation risk. For more information, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” set forth in the Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•If our business becomes constrained by changing legal and regulatory requirements, including with respect to privacy, data security and data protection, artificial intelligence (“AI”), consumer protection, communication, and user-generated content, or enforcement by government regulators, including fines, orders, or consent decrees in the US or other jurisdictions in which we operate, our operating results will suffer.
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
•The global COVID-19 pandemic significantly affected our business and operations.
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
•Our indebtedness could have adverse consequences to us.

Risks Related to Our Business Generally
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses attributable to common stockholders of $924.4 million, $491.7 million and $253.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of June 30, 2023, we had an accumulated deficit of $2,459.4 million. We also expect our operating expenses to increase significantly in future periods, and if our DAU growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We expect our costs and investments to continue to increase in future periods as we intend to continue to make investments to grow our business, including an expected increase in infrastructure, stock-based compensation expenses, and acquisitions. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. In addition to the expected costs to grow our business, we have incurred and also expect to continue to incur significant additional legal, accounting, and other expenses as a recently public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
Our financial condition and results of operations will fluctuate from quarter to quarter, which makes them difficult to predict and they may not fully reflect the underlying performance of our business.
Our quarterly results of operations have fluctuated in the past and will fluctuate in the future, both based on the seasonality of our business as well as external factors impacting the global economy, our industry and our company. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments. Our financial condition and results of operations in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including, but not limited to our ability to maintain and grow our user base, user engagement, developer base and developer engagement; the level of demand for our platform; the ability of our developers to monetize their experiences; increased competition; seasonal fluctuations; our pricing model; the maturation of our business; our ability to introduce new revenue streams such as advertising; macroeconomic conditions, such as high inflation, recessionary or uncertain environments and fluctuating foreign currency exchange rates; our ability to maintain operating margins, cash used in operating activities, and free cash flow; system failures or actual or perceived breaches of data security or privacy; adverse litigation judgments, settlements, or other litigation and dispute-related costs; adverse media coverage or unfavorable publicity; legislative or regulatory changes; the effectiveness of our internal control over financial reporting; changes in our effective tax rate; and changes in accounting standards, policies, guidance, interpretations or principles.
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
•expand the types of experiences that our developers can build for users, including by allowing developers and creators to offer experiences for users who are 17 and older that feature more mature themes and storylines;
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
For the three months ended June 30, 2023, 30% of our revenue was attributable to Robux sales through the Apple App Store and 18% of our revenue was attributable to Robux sales through the Google Play Store. Because of the significant use of our Platform on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware.
Further, we are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various software application stores that make our application and experiences available to our developers, creators, and users, including the Apple App Store and the Google Play Store. These policies and terms of service govern the availability, promotion, distribution, content, and operation of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our Platform and those changes may be unfavorable to us and our developers’, creators’, and users’ use of our Platform. If an operating system provider or application store limits or discontinues access to, or changes the terms governing, its operating system or store for any reason, it could adversely affect our business, financial condition or results of operations.

As new mobile devices, platforms, operating systems and software application stores are released, or existing devices, platforms, systems or software evolve, there is no guarantee that these new devices, platforms, systems and software application stores will continue to support our Platform or that we will be able to maintain the same level of service on these systems. If it becomes more difficult for our users, developers or creators to access and engage with our Platform on their mobile devices or if our users choose to use mobile products that do not offer access to our Platform, our business and user retention, growth, and engagement could be significantly harmed. Any changes to these systems or hardware that degrade our Platform’s functionality, or give preferential treatment to competitive products, including competitive products that are offered by the owners and operators of the systems and application stores on which we rely, could significantly harm our Platform usage on mobile devices.
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
For our experiences accessed through mobile platforms such as the Apple App Store and the Google Play Store, we are required to share a portion of the proceeds from in-game sales with the platform providers. For operations through the Apple App Store and Google Play Store, we are obligated to pay up to 30% of any money paid by users to purchase Robux to Apple and Google and this amount could be increased. These costs are expected to remain a significant operating expense for the foreseeable future. If the amount these platform providers charge increases, it could have a material impact on our ability to pay developers and our results of operations. Each provider of an operating system or application store may also change its fee structure or add fees associated with access to and use of its operating system, which could have an adverse impact on our business. There have been litigation and governmental inquiries over application store fees, and Apple or Google could modify their platform in response to litigation and inquiries in a manner that may harm us.
In addition, each provider of an operating system or software application store may also change how its customers are able to advertise on their operating system, change or limit how the personal or other information of its users is made available to application developers on their operating system, limit the use of personal information for advertising purposes or restrict how end-users can share information on their operating system or across other platforms.
Restrictions on our ability to collect, process, and use data as desired could negatively impact our ability to leverage data about the experiences our developers create. This in turn could impact our resource planning and feature development planning for our Platform. Similarly, at any time, these operating system providers or application stores can change their policies on how we operate on their operating system or in their application stores by, for example, applying content moderation for applications and advertising or imposing technical or code requirements. Actions by operating system providers or application stores may affect the manner in which we collect, process and use data from end-user devices. Accordingly, future changes implemented by Apple or Google could adversely impact our revenue.

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
Our future success will depend in part on market acceptance and widespread adoption across demographics and geographies of our Platform over other interactive entertainment offerings. Uncertainty over or changes in laws and regulations with respect to gaming and other interactive entertainment offerings could adversely affect our ability to operate or our developer’s ability to monetize their experiences in some geographies. In addition, the widespread availability of content generated by our developers and creators on our Platform is a newer development and the regulatory framework for broad dissemination of this content is new and evolving. Many states and foreign governments have enacted legislation designed to protect children and we expect additional legislation to be enacted. For example, the United Kingdom’s Age Appropriate Design Code (“AADC”), is one such regulatory framework that has been adopted in the United Kingdom that focuses on online safety and protection of children’s privacy online, and similar frameworks are being considered for adoption in other jurisdictions. Other states, including California, Utah, and Arkansas, have passed legislation imposing substantial new obligations upon companies that offer online services, products, or features “likely to be accessed” by children 17 years of age or under, or certain types of social media and digital services, respectively. The California legislation includes certain requirements and principles from the AADC including, among other things, data protection impact assessments and the implementation of privacy by design. The laws in Utah and Arkansas impose new restrictions and obligations in connection with users who are, or are deemed to be, under 18, including access restrictions and restrictions on abilities for minors to create accounts. Moreover, many states are adding verified parental consent requirements before allowing children to create an account. These requirements may limit the use of our Platform or reduce or overall demand for our Platform, which could harm our business, financial condition and results of operation.

Additionally, the European Union’s (“EU’s”), Digital Services Act (“DSA”) entered into force on November 16, 2022, and will become fully applicable on February 17, 2024. The DSA imposes new content moderation obligations, notice and transparency obligations, advertising restrictions and other requirements on digital platforms to protect consumers and their rights online. Additionally, the Federal Trade Commission regulates deceptive or unfair commercial activities, including with relation to targeted advertising, and can impose significant injunctive and monetary remedies for violations. We provide our developers and creators with the ability to publish their content throughout the world, and each country is developing regulations and policies to regulate this new space, including with respect to privacy, biometrics, data protection, data security, gambling, loot boxes, intellectual property, childhood protection, consumer protection, ratings, and taxes. If we are unable to allow developers and creators to comply with potentially conflicting regulations throughout the world, our ability to execute on our business model would be severely impacted, and our ability to grow our business could be harmed. Additionally, compliance with regulatory requirements throughout the world could increase our moderation and compliance related costs and expenses. Additionally, we are subject to regulations with respect to advertising, in particular, advertising to minors, and advertising regulations could differ based on the jurisdiction of the user. We may not be able to implement an advertising model that is compliant with regulations in all jurisdictions in which we operate. Moreover, changes to these laws, regulations, standards, or obligations could require us to change our business model, take on more onerous obligations, including, but not limited to, applying for government-issued licenses to operate, establishing a local presence in certain jurisdictions, or developing localized product offerings, and impact the functionality of our Platform. If we are obligated to fundamentally change our business activities and practices or modify our Platform, we may be unable to make these required changes and modifications in a commercially reasonable manner, or at all, and our ability to further develop and enhance our Platform may be limited. The costs of compliance with, and other burdens imposed by, these laws, regulations, standards and obligations, or any inability to adequately address these, may limit our ability to operate our Platform, limit the use of our Platform or reduce overall demand for our Platform, which could harm our business, financial condition, and results of operations.
The success of our business model is contingent upon our ability to provide a safe online environment for children to experience and if we are not able to continue to provide a safe environment, our business will suffer dramatically.
Our Platform hosts a number of experiences intended for audiences of varying ages, a significant percentage of which are designed to be experienced by children. As a user-generated content platform, it is relatively easy for developers, creators, and users to upload content that can be viewed broadly. We continue to make significant efforts to provide a safe and enjoyable experience for users of all ages. We invest significant technical and human resources to prevent inappropriate content on our Platform by reviewing all images, audio, video, and 3D models at the time of upload in order to block inappropriate content before users have a chance to encounter it on our Platform. Notwithstanding our efforts, from time to time inappropriate content is successfully uploaded onto our Platform and can be viewed by others prior to being identified and removed by us. Moreover, measures intended to make our Platform more attractive to an older, age verified audience, such as less highly moderated or unmoderated chat and the introduction of experiences with mature content, and new methods of communication could fail to gain sufficient market acceptance by its intended audience and may create the perception that our Platform is not safe for young users. In addition, the introduction of experiences for users who are 17 and older may cause some operating system providers, application stores or regulatory agencies to require a higher age rating for our Platform, which could cause us to become less attractive to younger users and harm our business, financial condition and results of operations. In addition, children may attempt to evade our age verification system, which could lead them to be exposed to inappropriate behavior by participating in experiences that are not age appropriate or that feature spatial voice chat. This content could cause harm to our audience and to our reputation of providing a safe environment for children to play online. If we are unable to prevent, or are perceived as not being able to sufficiently prevent, all or substantially all age-inappropriate content from appearing on our Platform, parents and children will lose their trust in the safety of our Platform, which would harm our overall acceptance by these audiences and would likely result in significantly reduced revenue, bookings, profitability, and ultimately, our ability to continue to successfully operate our Platform.
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

In addition, various local, national, and foreign laws and regulations apply to our operations, including the Children’s Online Privacy Protection Act (“COPPA”), in the U.S., Article 8 of the EU’s General Data Protection Regulation (“GDPR”) and similar regulations in other jurisdictions. COPPA imposes strict requirements on operators of websites or online services directed to children under 13 years of age (or 16 years of age under other regulatory regimes). 43% of our DAUs were under the age of 13 during the three months ended June 30, 2023. COPPA requires companies to obtain verifiable parental consent before collecting personal information from children under the age of 13. Both the U.S. federal government and the states can enforce COPPA and violations of COPPA can lead to significant fines. No assurances can be given that our compliance efforts will be sufficient to avoid allegations of COPPA violations, and any non-compliance or allegations of non-compliance could expose us to significant liability, penalties and loss of revenue, significantly harm our reputation, and could be costly and time consuming to address or defend. To the extent we rely on consent for processing personal data under the GDPR, consent or authorization from the holder of parental responsibility is required in certain cases for the processing of personal data of children under the age of 16, and member states may enact laws that lower that age to 13. Additionally, we have been the subject of lawsuits brought on behalf of child users where the court may allow minors to disaffirm or avoid enforcement of our Terms of Use, depending on the circumstances. If we were found to be in breach of these regulations or if minors on our Platform could avoid enforcement of our Terms of Use, it could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
Our reputation as a safe and civil environment for children is very important to our success and if we fail to protect users or we are perceived to be failing to protect users, our business will suffer and our results of operations could be materially and adversely affected.
We have received and may continue to receive a high degree of media coverage. Unfavorable publicity regarding, for example, our privacy, data security, or data protection practices, terms of service, product changes, product quality, litigation or regulatory activity, our use of generative AI, the actions of our users, the actions of our developers or creators whose products are integrated with our Platform, the use of our Platform for illicit or objectionable ends (including the use of our Platform to possibly entice children to interact off-Platform), actual or perceived incidents or misuses of user data or other privacy or security incidents, the substance or enforcement of our community standards, the quality, integrity, characterization and age-appropriateness of content shared on our Platform, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. For example, we have experienced negative media publicity related to the age of some of our developers, the content that developers produce for, or the conduct of users on our Platform that may be deemed illicit, explicit, profane, or otherwise objectionable. While we have introduced experience guidelines that will allow users to flag certain explicit content in our games, and are updating our parental controls, users may still be exposed to content that may not be age-appropriate. Additionally, as we roll out measures intended to make our Platform more attractive to older, age verified users it may increase the risk that children on our Platform are exposed to content that may not be age-appropriate, for example due to attempts to evade our age verification system. Although illicit activities are in violation of our terms and policies and we attempt to block objectionable material, we are unable to prevent all such violations from occurring and measures intended to make our Platform more attractive to older age-verified users may create the perception that our Platform is not safe for young users. In addition, we have faced allegations that our Platform has been used by criminal offenders to identify and communicate with children and to possibly entice them to interact off-Platform, outside of the restrictions of our chat, content blockers and other on-platform safety measures. While we devote considerable resources to prevent this from occurring, any negative publicity could create the perception that we do not provide a safe online environment and may have an adverse effect on the size, engagement, and loyalty of our developer, creator and user community, which would adversely affect our business and financial results.
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
Our Platform relies on our developers and creators to create experiences and virtual items on our Platform for our users to acquire and/or use, which we refer to as user generated content. We believe the interactions between and within the developer, creator, and user communities on our Platform create a thriving and organic ecosystem, and this network effect drives our growth. To facilitate and incentivize the creation of the experiences and virtual items by developers our Platform offers developers an opportunity to earn Robux, a virtual currency on our Platform. When virtual items are acquired on our Platform, the originating developer or creator earns a portion of the Robux paid for the item. Developers are able to exchange their accumulated earned Robux for real-world currency under certain conditions outlined in our Developer Exchange Program. If we fail to provide a sufficient return to developers, they may elect to develop user-generated content on other platforms, which would result in a loss of revenue. If we do not provide the right technologies, education or financial incentives to our developers and creators, they may develop fewer experiences or virtual items or be unable to or choose not to monetize their experiences, and our users may elect to not participate in the experiences or acquire the virtual items, and, thus, our Platform, revenue, and bookings could be adversely affected.
If we experience outages, constraints, disruptions or degradations in our services, Platform support and/or technological infrastructure, our ability to provide sufficiently reliable services to our customers and maintain the performance of our Platform could be negatively impacted, which could harm our relationships with our developers, creators, and users, and, consequently, our business.
Our users expect fast, reliable, and resilient systems to enhance their experience and support their activity on our Platform, which depends on the continuing operation and availability of our information technology systems from our global network of data centers controlled and operated by us and our external service providers, including third-party “cloud” computing services. We also provide services to our developer and creator community through our Platform, including DevForum and Creator Hub for tutorials, hosting, customer service, regulatory compliance, and translation, among many others. The experiences and technologies on our Platform are complex software products and maintaining the sophisticated internal and external technological infrastructure required to reliably deliver these experiences and technologies is expensive and complex. The reliable delivery and stability of our Platform has been, and could in the future be, adversely impacted by outages, disruptions, failures or degradations in our network and related infrastructure or those of our partners or service providers. We have experienced outages from time to time since our inception when the Platform is unavailable for all or some of our users, developers, and creators. In addition, from time to time, we may need to proactively disable access to our Platform in order to provide critical updates, which could result in our Platform being temporarily unavailable for all or some of our users, developers, and creators. For example, on July 19, 2023, we disabled the ability for users to join experiences for approximately four and a half hours, on May 3, 2022, we experienced an outage which lasted approximately 12 hours, and on October 28, 2021, we experienced an outage on our Platform which lasted approximately three calendar days, Outages can be caused by a number of factors, including a move to a new technology, the demand on our Platform exceeding the capabilities of our technological infrastructure, delays or failures resulting from earthquakes, adverse weather conditions, other natural disasters, pandemics, power loss, terrorism, geopolitical conflict, other physical security threats, cyber-attacks, or other catastrophic events, the migration of data among data centers and to third-party hosted environments, and issues relating to our reliance on third-party software and third parties that host our Platform in areas where we do not operate our own data centers. Global climate change could also result in natural disasters occurring more frequently or with more intense effects, which could cause business interruptions. The unavailability of our Platform, particularly if outages should become more frequent or longer in duration, could cause our users to seek other entertainment options, including those provided by our competitors, which may adversely affect our financial results. We may also experience a negative impact to our financial results as a result of decreased usage on our Platform or decrease of payouts to developers and creators. We may not have full redundancy for all of our systems at all times and our disaster recovery planning may not be sufficient to address all aspects of any unanticipated consequence or incident or allow us to maintain business continuity at profitable levels or at all. Further, in the event of damage or service interruption, our business interruption insurance policies will not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenues, subject us to liability, or otherwise harm our business, financial condition, or results of operations.

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
We spend substantial amounts of time and money to research, develop, and enhance versions of our Platform to incorporate additional features, improve functionality or other enhancements and prioritize user safety and security in order to meet the rapidly evolving demands of our developers, creators, and users. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. Developments and innovations on our Platform may rely on new or evolving technologies which are still in development and may never be fully developed. For instance, use of AI algorithms presents risks associated with developing technologies, which create technical challenges for us to successfully maintain our technology. If we fail to anticipate developers’ and creators’ needs, the quality of the content they create may not attract users to engage with experiences and result in a decline of users on our Platform. When we develop new or enhanced features for our Platform, we typically incur expenses and expend resources upfront to develop, market, promote, and sell new features. Therefore, when we develop and introduce new or enhanced features, they must achieve high levels of developer, creator, and user acceptance in order to justify the investment in developing and bringing them to market. In the past, it has been difficult to remove features we have introduced that have not achieved acceptance, and as such, we still maintain them at some cost. Further, we have made and may in the future make changes to our Platform or add features that may not achieve acceptance. Such changes and new features may be difficult to remove from the Platform and expensive to maintain.
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
The techniques used to obtain unauthorized access to, or to sabotage, systems or networks are constantly evolving and generally are not recognized until launched against a target. Additionally, attackers have used AI and machine learning to launch more automated, targeted, and coordinated attacks against targets. Consequently, we may be unable to anticipate these techniques, detect or react in a timely manner, or implement preventive measures, which could result in delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents. The wide availability of open source software used in our Platform has exposed us to security vulnerabilities in the past and will likely continue to expose us to security vulnerabilities in the future. For example, in December 2021, a vulnerability in popular logging software, Log4j, was publicly announced. If left unpatched, the Log4j vulnerability could be exploited to allow unauthorized actors to execute code remotely on a system using Log4j. We have taken steps to ensure these vulnerabilities have been patched in our systems, but we cannot guarantee that all vulnerabilities have been patched in every system upon which we are dependent or that additional critical vulnerabilities of Log4j or other open source software upon which we rely will not be discovered. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those to secure our product development, test, evaluation, and deployment activities, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. From time to time, we do identify product vulnerabilities, including through our bug bounty program. Although we have policies and procedures in place designed to swiftly characterize the potential impact of such vulnerabilities and develop appropriate patching or upgrade recommendations, and also maintain policies and procedures related to vulnerability scanning and management of our internal corporate systems and networks, such policies and procedures may not be followed or detect every issue, and from time to time, we may need to proactively disable access to our Platform in order to provide necessary patching or upgrades.
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

The economic costs to us to reduce or alleviate cyber or other security problems, such as spammers, errors, bugs, flaws, “cheating” programs, defects or corrupted data, could be significant and may be difficult to anticipate or measure. Even the perception of these issues may cause developers, creators, and users to use our Platform less or stop using it altogether, and the costs could divert our attention and resources, any of which could result in claims, demands, and legal liability to us, regulatory investigations and other proceedings, and otherwise harm our business, reputation, financial condition or results of operations. There could also be regulatory fines imposed for certain data breaches that take place around the world. Further, certain privacy, biometrics, data security, and data protection laws, such as the California Consumer Privacy Act (“CCPA”), allow for a private right of action, which may lead to consumer litigation for certain data breaches that relate to a specified set of personal information.
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
The global COVID-19 pandemic significantly affected our business and operations.
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
Initially, the COVID-19 pandemic and resulting social distancing, shelter-in-place and similar restrictions led to increased developer, creator, and user engagement on our Platform relative to our quarterly forecast and historic trends and accelerated adoption of our Platform. Those increases in user activity are not indicative of our financial and operating results in future periods. We have seen growth rates and other operating metrics moderate as pandemic-related restrictions have lifted, although users and engagement levels remain higher than before the onset of the COVID-19 pandemic. The long-term effects of the COVID-19 pandemic and recovery from it on society and developer, creator, and user engagement remain uncertain. There can be no assurance that, as a result of the COVID-19 pandemic, recovery from it, or other global macroeconomic conditions), users will not reduce their usage or engagement with our Platform or reduce their discretionary spending on Robux, which would adversely impact our revenue and financial condition.

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
During the three months ended June 30, 2023, we averaged 65.5 million DAUs. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Our DAU growth rate has fluctuated in the past and may slow in the future due to various factors including: the introduction of new experiences or virtual items on our Platform, performance issues with our Platform, higher market penetration rates, the availability of our Platform across markets and user demographics, changing responses to outbreaks of COVID-19 , and competition from a variety of entertainment sources for our users and their time. For example, while our DAUs have grown sequentially on a quarterly basis for most of the last several years, there have been months where they have not or have grown at a slower pace, often due to seasonal or other factors. In addition, our strategy seeks to expand the age groups and geographic markets that make up our users, and if and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in DAUs will need to come from other age or geographic cohorts, which may be difficult, costly or time consuming for us to achieve. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, or we fail to effectively monetize users in certain geographic markets, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
Our business plan assumes that the demand for interactive entertainment offerings will increase for the foreseeable future. However, if this market shrinks or grows more slowly than anticipated or if demand for our Platform does not grow as quickly as we anticipate, whether as a result of competition, product obsolescence, budgetary constraints of our developers, creators, and users, technological changes, unfavorable economic conditions, uncertain geopolitical or regulatory environments or other factors, we may not be able to increase our revenue and bookings sufficiently to ever achieve profitability and our stock price would decline.
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
To execute our growth plan, we must attract and retain highly qualified employees, and we may incur significant costs to attract and retain such employees. We face intense competition from other internet and high growth publicly-traded and private companies, especially with respect to engineers with high levels of experience in our industry, in particular in the San Francisco Bay Area where our headquarters are located. Although a number of companies in the San Francisco Bay Area have implemented layoffs recently and wage growth has tempered in recent months, unemployment in the U.S. remains below historical levels, and we continually evaluate our strategy for attracting, compensating and retaining our employees.
We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with the appropriate qualifications. Many of the companies with which we compete for qualified employees have greater resources than we have and may offer compensation packages that are perceived to be better than ours. For example, job candidates and existing employees carefully consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly qualified employees. Changes in our compensation structure may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. Additionally, certain of our employees have received, and may in the future receive, significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. Further, our current and future office environments or work policies may not meet the expectations of our employees or prospective employees, and we may experience attrition due to our in-office hybrid work environment as certain employees may desire to remain fully remote. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected. Additionally, restrictive immigration laws may impact our ability to hire the talent that we need to continue to enhance our Platform, which could have an adverse impact on our business, financial condition, and results of operations. It is difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our technology professionals.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovative approach, creativity, and teamwork fostered by our culture and our business could be harmed.
We believe that a critical component of our success has been our culture. We have invested substantial time and resources in building out our team with an emphasis on shared values and a commitment to diversity and inclusion. As we continue to grow and develop the infrastructure associated with being a public company and hybrid work model, we will need to expend significant efforts to maintain our culture among a larger number of employees dispersed in various geographic regions. A hybrid work model may continue to create challenges, including challenges maintaining our corporate culture, increasing attrition or limiting our ability to attract employees if individuals prefer to continue working full time at home or in the office. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our mission to connect a billion people with optimism and civility.

If we are unable to successfully grow our user base, compete effectively with other platforms, and further monetize our Platform, our business will suffer.
We have made, and are continuing to make, investments to enable our developers and creators to design and build compelling content and deliver it to our users on our Platform. Existing and prospective developers may not be successful in creating content that leads to and maintains user engagement (including maintaining the quality of experiences); they may fail to expand the types of experiences that they can build for users; or our competitors may entice our developers, users and potential users away from, or to spend less time with, our Platform, each of which could adversely affect users’ interest in our Platform and lead to a loss of revenue opportunities and harm our results of operations.
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
•we fail to increase or maintain the amount of time spent on our Platform, the number of experiences that our users engage with, or the usage of our technology for our developers;
•we fail to increase the features of our Platform, allowing it to more broadly serve the entertainment, education, communication and business markets;
•we fail to increase penetration and engagement across all geographic and age demographics or measures intended to make our Platform more attractive to older-age verified users create the perception that our Platform is not safe for young users;
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
The market for a human co-experience platform is a new and evolving market characterized by rapid, complex and disruptive changes in technology and user, developer, and creator demands that could make it difficult for us to effectively compete. The expectations and needs of our users, developers, and creators are constantly evolving. Our future success depends on a variety of factors, including our continued ability to innovate, introduce new products and services efficiently, enhance and integrate our products and services in a timely and cost-effective manner, extend our core technology into new applications, and anticipate technological developments. If we are unable to react quickly to new technology trends—for example the continued growth of generative AI solutions which disrupts the ways developers create experiences or may disrupt the way users consume virtual goods, it may harm our business and results of operation. In addition, our use of generative AI in aspects of our Platform may present risks and challenges that could increase as AI solutions become more prevalent. For example, AI algorithms may be flawed. Datasets may be insufficient or contain biased information. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability and brand or reputational harm.
The expansion of our Platform outside the United States exposes us to risks inherent in international operations.
We operate our Platform throughout the world and are subject to risks and challenges associated with international business. For the three months ended June 30, 2023, approximately 78% of our DAUs and 35% of our revenue was derived from outside the U.S. and Canada region. We intend to continue to expand internationally, and this expansion is a critical element of our future business strategy. However, as we continue to expand internationally, including into developing countries where consumer discretionary spending is relatively weak, while our DAUs increase, the growth rate of our bookings could decelerate due to weaker spending by users from those regions, and our ABPDAU has been and may continue to be negatively impacted. While we have a number of developers, creators, and users outside of the U.S., we have limited offices located outside of the U.S. and Canada, and there is no guarantee that our international expansion efforts will be successful. The risks and challenges associated with expanding our international presence and operations include:
•greater difficulty in enforcing contracts and accounts receivable collection, and longer collection periods;
•higher costs of doing business internationally, including increased accounting, travel, infrastructure, legal and compliance costs;
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the U.S. or the foreign jurisdictions in which we operate;
•compliance with multiple, ambiguous, or evolving governmental laws and regulations, including those relating to employment, tax, content regulation, privacy, data protection, anti-corruption, import/export, customs, anti-boycott, sanctions and embargoes, antitrust, data transfer, storage and security, content monitoring, preclusion, and removal, online entertainment offerings, advertising and consumers in general, and industry-specific laws and regulations, particularly as these rules apply to interactions with children;
•expenses related to monitoring and complying with differing labor regulations, especially in jurisdictions where labor laws may be more favorable to employees than in the U.S.;
•increased exposure to fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business;
•challenges inherent to efficiently recruiting and retaining qualified employees in foreign countries and maintaining our company culture and employee programs across all of our offices;
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
•risks relating to the implementation of exchange controls, including restrictions promulgated by the Office of Foreign Asset Control (“OFAC”), and other similar trade protection regulations and measures;
•exposure to regional or global public health issues, and to travel restrictions and other measures undertaken by governments in response to such issues;

•general economic and political conditions in these foreign markets, including political and economic instability in some countries and regions;
•localization of our services, including translation into foreign languages and associated expenses and the ability to monitor our Platform in new and evolving markets and in different languages to confirm that we maintain standards consistent with our brand and reputation;
•regulatory frameworks or business practices favoring local competitors;
•changes in the perception of our Platform by governments in the regions where we operate or plan to operate;
•uncertainty regarding the imposition of and changes in the U.S.’ and other governments’ trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, and without limitation, including the evolving relations between the U.S. and China and evolving relations with Russia due to Russia’s invasion of Ukraine; and
•natural disasters, acts of war, and terrorism, and resulting changes to laws and regulations, including changes oriented to protecting local businesses.
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
While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our Platform is used and as a result, the metrics may overstate the number of DAUs, monthly unique payers, average monthly repurchase rate, hours engaged, ABPDAU, and average bookings per monthly unique payer. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology. We regularly review our processes for calculating these metrics, and from time to time we discover inaccuracies in our metrics or make adjustments to improve their accuracy, which can result in adjustments to our historical metrics. For example, in the first quarter of 2023, we revised the methodology we use to calculate average monthly unique payers for payers who purchased prepaid cards through one of our specified distributors; the impact to average new and returning monthly unique payers and average bookings per monthly unique payer in periods prior to the first quarter of 2023 was not significant (specifically, on a quarterly basis, previously reported average unique payers would have been up to 1% higher and average bookings per unique payer would have been up to 1% lower under the new methodology). Our ability to recalculate our historical metrics may be impacted by data limitations or other factors that require us to apply different methodologies for such adjustments.
Additionally, there are users who have multiple accounts, fake user accounts, or fraudulent accounts created by bots to inflate user activity for a particular developer or creator on our Platform, thus making the developer’s or creator’s experience or other content appear more popular than it really is. We strive to detect and minimize fraud and unauthorized access to our Platform, and these practices are prohibited in our terms of service and we implement measures to detect and suppress that behavior. If we are successful in our efforts to minimize fraud, the use of bots and unauthorized access to our Platform, our operating results may be negatively affected. Some of our demographic data may also be incomplete or inaccurate. For example, because users self-report their dates of birth, our age demographic data may differ from our users’ actual ages. If our users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate.

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
Robux and digital goods on our Platform have no monetary value outside of our Platform, but users have made and may in the future make unauthorized, fraudulent, or illegal sales and/or purchases of Robux and other digital goods on or off of our Platform, including through unauthorized third-party websites in exchange for real-world currency. For example, some users have made fraudulent use of credit cards owned by others on our Platform to purchase Robux and offer the purchased Robux for sale at a discount on a third-party website. For the three months ended June 30, 2023, total chargebacks to us from this fraud was approximately 6.5% of bookings.
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
In addition, unauthorized, fraudulent, and/or illegal purchases and/or sales of Robux or other digital goods on or off of our Platform, including through third-party websites, bots, fake accounts, or “cheating” or malicious programs that enable users to exploit vulnerabilities in the experiences on our Platform or our partners’ websites and platforms, could reduce our revenue and bookings by, among other things, decreasing revenue from authorized and legitimate transactions, increasing chargebacks from unauthorized credit card transactions, causing us to lose revenue and bookings from dissatisfied users who stop engaging with the experiences on our Platform, or could increase costs that we incur to develop technological measures to curtail unauthorized transactions and other malicious programs, or could reduce other operating metrics.
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
We compete for users, developers and creators. We compete to attract and retain our users’ attention on the basis of our content and user experiences. We compete for users and their engagement hours with global technology leaders such as Amazon, Apple, Meta Platforms, Google, Microsoft, and Tencent, global entertainment companies such as Comcast, Disney, and ViacomCBS, global gaming companies such as Activision Blizzard, Electronic Arts, Take-Two, Epic Games, Krafton, and Valve, online content platforms including Netflix, Spotify, and YouTube, as well as social platforms such as Facebook, TikTok, Instagram, Pinterest, X (Twitter), Reddit, Discord and Snap.
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
We have entered into an enterprise agreement with AWS and a supplemental private pricing addendum that will remain in effect until June 2026. In the event that our AWS service agreements are terminated, or there is a lapse of service, elimination of AWS services or features that we utilize, we could experience interruptions in access to our Platform as well as significant delays and additional expense in arranging for or creating new facilities or re-architecting our Platform for deployment on a different cloud infrastructure service provider, which would adversely affect our business, financial condition, and results of operations.
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
We have made and are continuing to make investments in privacy, data protection, user safety, data security, and content review efforts to combat misuse of our services and user data by third parties, including investigations of individuals we have determined to have attempted to access and in some cases, have accessed, user data without authorization. Our internal teams also continually monitor and address any unauthorized attempts to access data stored on servers that we own or control or data available to our third-party customer service providers. As a result of these efforts, we have discovered and disclosed, and anticipate that we will continue to discover and disclose, additional incidents of misuse of or unauthorized access of user data or other undesirable activity by third parties. We have taken steps to protect the data that we have access to, but despite these efforts, our security measures, or those of our third-party service providers, could be insufficient or breached as a result of third-party action, malfeasance, employee errors, service provider errors, technological limitations, defects or vulnerabilities in our Platform or otherwise. Additionally, many of our employees and third-party service providers with access to user data currently are and may in the future be working remotely, which may increase our or our third-party service providers’ risk of security breaches or incidents. Moreover, the risk of state-supported and geopolitical-related cyber-attacks may increase in connection with the war in Ukraine and any related political or economic responses and counter-responses. We may not discover all such incidents or activity or be able to respond to or otherwise address them, promptly, in sufficient respects or at all. Such incidents and activities have in the past, and may in the future, involve the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, theft of in-game currency or virtual items in valid user accounts, and activities that threaten people’s safety on- or offline. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments, whether actual or perceived, may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such developments may also subject us to future litigation and regulatory inquiries, investigations, and proceedings, including from data protection authorities in countries where we offer services and/or have users, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.
We may not realize the benefits expected through our China joint venture and the joint venture could have adverse effects on our business.
In February 2019, we entered into a joint venture agreement with Songhua River Investment Limited, referred to as Songhua, an affiliate of Tencent Holdings Ltd. (“Tencent Holdings”), a leading internet company in China and one of the world’s largest gaming companies. Under the joint venture agreement, we created Roblox China Holding Corp (the “China JV”), of which we own a 51% ownership interest. Through a wholly-owned subsidiary based in Shenzhen named Roblox (Shenzhen) Digital Science and Technology Co., Ltd and branded “Luobu,” the China JV is engaged in the development, localization and licensing to creators of a Chinese version of the Roblox Studio and also develops and oversees relations with local Chinese developers. In December 2020, Shenzhen Tencent Computer Systems Co. Ltd “Tencent”), received a required publishing license from the National Press and Publication Administration of the Chinese government. The license enabled Tencent to publish a localized version of the Roblox Client as a game in China under the name “Luobulesi.” The Luobulesi app is not currently available to users in China while we and Tencent build the next version of Luobulesi. Luobu is continuing to focus on creating opportunities for local Chinese developers to learn a localized version of Roblox Studio for building and publishing experiences and content on our global Platform.

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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. For the three months ended June 30, 2023, approximately 78% of our DAUs and 35% of our revenue was derived from outside the U.S. and Canada region. While we periodically adjust the price of Robux to account for the relative value of this local currency to the U.S. dollar these adjustments are not immediate nor do they typically exactly track the underlying currency fluctuations. As a result, rapid appreciation of the U.S. dollar against these foreign currencies has harmed and may in the future harm our reported results and cause the revenue derived from our foreign users and overall revenue to decrease. In addition, even if we do adjust the cost of our Robux in foreign markets to fluctuations in the U.S. dollar, such fluctuations could change the costs of purchasing Robux to our users outside of the U.S., which may adversely affect our business, results of operations and financial condition, or improve our financial performance.
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
We are subject to laws and regulations that could limit our ability to offer access or full access to our Platform and experiences to certain persons and in certain countries or territories. For example, certain U.S. laws and regulations administered and enforced by OFAC, may limit our ability to give users, developers, and creators access to certain aspects of our Platform and experiences. We refer to OFAC collectively with other applicable export control and economic sanctions laws and regulations, as the Trade Control Laws and Regulations. Trade Control Laws and Regulations are complex and dynamic, and monitoring and ensuring compliance can be challenging. In addition, we rely on our payment processors for compliance with certain of these Trade Control Laws and Regulations, preventing paid activity by users, developers, and creators that attempt to access our Platform from various jurisdictions comprehensively sanctioned by OFAC, including Cuba, Iran, North Korea, Syria, and sanctioned regions of Ukraine. Users, developers, and creators from certain of these countries and territories have access to our Platform and experiences and there can be no guarantee we will be found to have been in full compliance with Trade Control Laws and Regulations during all relevant periods. Any failure by us or our payment processors to comply with the Trade Control Laws and Regulations may lead to violations of the Trade Control Laws and Regulations that could expose us to liability. Additionally, following Russia’s invasion of Ukraine, the United States and other countries imposed certain economic sanctions and severe export control restrictions against Russia and Belarus, and the United States and other countries could impose wide sanctions and export restrictions and take other actions should the conflict further escalate. Any failure to comply with applicable laws and regulations also could have negative consequences for us, including reputational harm, government investigations, and monetary penalties.
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
We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the Organization for Economic Cooperation and Development has proposed the Pillar Two framework as part of the OECD/G20 Base Erosion and Profit Shifting (BEPS) Project, which makes changes to existing tax laws, including a 15% global minimum tax. Several countries have enacted tax legislation with proposals from the Pillar Two framework, with an effective date starting in 2024. In addition, the E.U.’s Directive 2011/16/EU on administrative cooperation in the field of taxation (referred to as “DAC7”) has required, and may continue to require, us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. Any developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or tax credits and incentives will not be adversely affected by these or other developments or changes in law.
Governmental agencies may restrict access to platforms, our website, mobile applications or the internet generally, which could lead to the loss or slower growth of our user base.
Governmental agencies in any of the countries in which we, our users, developers, or creators are located from time to time seek to and could seek to block access to impose restrictions on or require a license for our Platform, our website, operating system platforms, application stores or the internet generally for a number of reasons, including data security, privacy, data protection, confidentiality, or regulatory concerns which may include, among other things, governmental restrictions on certain content in a particular country, requirements to establish a local presence in a particular jurisdiction, and a requirement that user information be stored on servers in a country within which we operate. Moreover, the adoption of any laws or regulations adversely affecting the growth, popularity or use of the internet, including laws impacting Internet neutrality, could decrease the demand for our Platform and increase our operating costs. The legislative and regulatory landscape regarding the regulation of the internet and, in particular, internet neutrality, in the U.S and internationally is subject to uncertainty. Governmental agencies could issue fines or penalties if there are instances where we are found not to have been in compliance with regulations in any of these areas. Users generally need to access the internet, including in geographically diverse areas, and also mobile platforms such as the Apple App Store and the Google Play Store, to engage with experiences on our Platform. If governmental or other entities block, limit or otherwise restrict developers, creators, and users from accessing our Platform, or users from engaging with experiences on our Platform, we may need to take on more onerous obligations, limit the functionality of our Platform, and/or establish certain local entities, each of which could adversely affect our results of operations or subject us to additional fines and penalties.
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
We are also monitoring updated guidance from the United Kingdom’s Information Commissioner Office (“ICO”) on the AADC, which focuses on online safety and protection of children’s privacy online. The AADC became effective September 2, 2021, and noncompliance with the AADC may result in audits or other proceedings by the ICO, the regulatory body set up to uphold information rights in the United Kingdom, and other regulators in the EEA or Switzerland, as noncompliance with the AADC may indicate noncompliance with applicable data protection law. In addition, we are monitoring developments with the DSA, which came into force on November 16, 2022 and will become fully applicable on February 17, 2024. The DSA imposes new content moderation obligations, notice and transparency obligations, advertising restrictions and other requirements on digital platforms to protect consumers and their rights online. Noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which are in addition to the ability of civil society organizations and NGOs to lodge class action lawsuits. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and laws and regulations of applicable EU Member States and the United Kingdom relating to privacy, data security and data protection in connection with any measures we take to comply with them.
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

In addition, the CCPA, which established a new privacy framework for covered businesses such as ours, went into effect in January 2020, requiring us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Additionally, the California Privacy Rights Act (“CPRA”), was approved in November 2020, and significantly modified the CCPA. The CPRA went into effect on January 1, 2023 and, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new agency to implement and enforce the law. Further, the CCPA has prompted similar legislative developments in other states in the U.S., including laws enacted in Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Montana, Tennessee, and Texas. These developments create the potential for a patchwork of overlapping but different state laws. California also has enacted the California Age-Appropriate Design Code Act (or the “ADCA”), which will take effect on July 1, 2024. The ADCA implements into law certain principles taken from the AADC, among other things, and imposes substantial new obligations upon companies that offer online services, products, or features “likely to be accessed” by children, defined under the ADCA as anyone under 18 years of age. Since the finalization of the ADCA, Florida, Utah, Texas, and many other states have also passed their own laws that require verifiable parental consent or impact companies that process children’s personal data. These developments create the potential for a patchwork of overlapping but different state laws. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business. The potential effects of new and evolving legislation relating to privacy, data security, and data protection are far-reaching, create the potential for a patchwork of overlapping but different laws, and may require us to modify practices and policies, incur substantial costs and expenses in an effort to comply, or restrict our operations Additionally, requirements for verified parental consent before allowing children to create an account may limit the use of our Platform or reduce or overall demand for our Platform, which could harm our business, financial condition and results of operation.
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
We are subject to a variety of laws in the U.S. and abroad that affect our business. As a global Platform with users in over 180 countries, we are subject to a myriad of regulations and laws regarding consumer protection, including the use of prepaid cards, subscriptions, advertising, electronic marketing, protection of minors, privacy, biometrics, data security, data protection and data localization requirements, AI, online services, online gaming, anti-competition, freedom of speech, labor, real estate, taxation, escheatment, intellectual property ownership and infringement, tax, export and national security, tariffs, anti-corruption and telecommunications, all of which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us, which in some cases can be enforced by private parties in addition to government entities, are often uncertain and may be conflicting, particularly laws outside the U.S., and compliance with laws, regulations and similar requirements may be burdensome and expensive. Laws and regulations may be inconsistent from jurisdiction to jurisdiction, which may increase the cost of compliance and doing business and expose us to possible litigation, penalties or fines. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could make our Platform less attractive to our users, developers, or creators or cause us to change or limit our ability to sell our Platform. We have policies and procedures designed to ensure compliance with applicable laws and regulations, but we cannot assure you that we will not experience violations of such laws and regulations or our policies and procedures.

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
In addition, there are ongoing academic, political, and regulatory discussions in the U.S., Canada, Europe, United Kingdom, Australia, and other jurisdictions regarding whether certain mechanisms that may be included in the experiences on our Platform, such as features commonly referred to as “loot boxes,” and certain genres of experiences, such as social casino, that may reward gambling, should be subject to a higher level or different type of regulation than other genres of experiences to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. In July 2022, Spanish gambling regulators introduced a bill aimed at prohibiting minors from accessing “loot boxes”, which if passed, may require us to limit the availability of certain features in Spain. Australia may in the future require higher age rating for content containing “loot boxes”. If we are required to increase the age rating for certain content in Australia, we may become less attractive for the younger users. In addition, the introduction of experiences for users who are 17 and older may cause regulatory agencies to require a higher age rating for our Platform, which could cause us to become less attractive to younger users and harm our business, financial condition and results of operations. Other countries may adopt similar rules, which may have a negative impact on our revenue. In addition, it is possible that similar lawsuits could be filed against us in Brazil or possibly other jurisdictions. Also, new regulation by the U.S. federal government and its agencies, such as the FTC, state agencies or foreign jurisdictions, which may vary significantly, could require that certain content in the experiences on our Platform be modified or removed, increase the costs of operating or monitoring the experiences on our Platform, impact user engagement and thus the functionality and effectiveness of our Platform or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied. If we become liable, directly or indirectly, under these laws or regulations, we could be harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our Platform, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition, or results of operations.
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
In April 2021, the European Commission proposed the Artificial Intelligence Act (“AI Act”), of which the European Parliament voted in favor in June 2023. The AI Act proposes a framework of prohibitions as well as disclosure, transparency and other regulatory obligations based on various levels of risk for businesses introducing AI systems in the EU. If enacted and applicable to us, the AI Act could require us to alter or restrict our use of AI both in features or products available to our users and in our systems that interact with our users, depending on respective levels of risk-categorization under the AI Act. The AI Act also could require us to comply with monitoring and reporting requirements. As a result, we may need to devote substantial time and resources to evaluate our obligations under the AI Act and to develop and execute a plan to ensure compliance.

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
If our cash flows are insufficient to fund our debt and other obligations and we are unable to refinance or restructure these obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell material assets or operations to meet our debt and other obligations. We cannot assure you that we would be able to implement any of these alternative measures on satisfactory terms (if at all) or that the proceeds from such alternatives would be adequate to meet any debt or other obligations then due. If it becomes necessary to implement any of these alternative measures, our business, results of operations, or financial condition could be materially and adversely affected.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
During our last fiscal quarter, the following director(s) and officer(s), as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement,” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408:
On May 31, 2023, Barbara Messing, the Company’s Chief Marketing and Communications Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Ms. Messing’s Rule 10b5-1 trading plan provides for the exercise and sale from time to time of a maximum of 362,291 option shares and sale of up to a maximum of 81,417 shares of Class A Common Stock that she receives following the vesting of various RSU grants. Ms. Messing’s Rule 10b5-1 trading plan expires on September 30, 2024, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).
Also, on May 31, 2023, Craig Donato, the Company’s Chief Business Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. As of July 11, 2023, Mr. Donato is no longer an officer as defined in Rule 16a-1(f). Mr. Donato’s Rule 10b5-1 trading plan provides for the sale from time to time, either individually or through the Donato Family Foundation, of up to a maximum of 578,823 shares of Class A Common Stock. Mr. Donato’s Rule 10b5-1 trading plan expires on May 31, 2024, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).
Additionally, Anthony Lee, Lead Independent Director of the Company terminated his trading plan under Rule 10b5-1 of the Exchange Act on June 30, 2023, providing for the sale from time to time of an aggregate of up to 700,000 shares of our Class A common stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was until November 16, 2023, or earlier if all transactions under the trading arrangement were completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement,” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

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

Roblox Corporation

Date: August 9, 2023	By:	/s/ Michael Guthrie

Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)