Form 10-Q
period 2023-09-30
Roblox Corp
filed 2023-11-08
CIK 1315098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 1, 2023, the registrant had 573,650,725 shares of Class A common stock and 50,086,273 of Class B common stock, each with a par value of $0.0001 per share, outstanding.

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
•the functionality and economics of our platform on operating systems and through distribution channels and software application stores;
•the demand for our platform in general;
•our ability to retain and increase our number of users, developers, and creators;
•the impact of the COVID-19 pandemic and the easing of restrictions related to the COVID-19 pandemic, including on our users’, developers’, and creators’ usage and spending habits;
•the impact of inflation and global economic conditions on our operations;
•challenges associated with our future of work and return to office plans;
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
•our business model and expectations and management of future growth, including for headcount growth rate, expansion in international markets, and expenditures associated with such growth;

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
•the impact of geopolitical events, including the war in Ukraine, Hamas’ attack against Israel and the ensuing war, and their impacts on economies globally;
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
We believe bookings provide a timelier indication of trends in our operating results that are not necessarily reflected in our revenue as a result of the fact that we recognize the majority of revenue over the estimated average lifetime of a paying user, which was 28 months as of September 30, 2023. The change in deferred revenue constitutes the vast majority of the reconciling difference from revenue to bookings. By removing these non-cash adjustments, we are able to measure and monitor our business performance based on the timing of actual transactions with our users and the cash that is generated from these transactions. Over the long-term, the factors impacting our revenue and bookings trends are the same. However, in the short-term, there are factors that may cause revenue and bookings trends to differ.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ROBLOX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	As of
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$580,049	$2,977,474
Short-term investments	1,576,293	—
Accounts receivable—net of allowances	285,315	379,353
Prepaid expenses and other current assets	65,004	61,641
Deferred cost of revenue, current portion	462,795	420,136
Total current assets	2,969,456	3,838,604
Long-term investments	959,260	—
Property and equipment—net	709,382	592,346
Operating lease right-of-use assets	662,379	526,030
Deferred cost of revenue, long-term	244,547	225,132
Intangible assets, net	56,794	54,717
Goodwill	141,800	134,335
Other assets	10,512	4,323
Total assets	$5,754,130	$5,375,487
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$86,781	$71,182
Accrued expenses and other current liabilities	260,395	236,006
Developer exchange liability	239,428	231,704
Deferred revenue—current portion	2,208,531	1,941,943
Total current liabilities	2,795,135	2,480,835
Deferred revenue—net of current portion	1,188,815	1,095,291
Operating lease liabilities	629,756	494,590
Long-term debt, net	1,004,666	988,984
Other long-term liabilities	15,904	10,752
Total liabilities	5,634,276	5,070,452
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value; 5,000,000 authorized as of September 30, 2023 and December 31, 2022, 623,588 and 604,674 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; Class A common stock—4,935,000 shares authorized as of September 30, 2023 and December 31, 2022, 573,502 and 553,337 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; Class B common stock—65,000 shares authorized as of September 30, 2023 and December 31, 2022, 50,086 and 51,337 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively
	60	59
Additional paid-in capital	2,878,160	2,213,603
Accumulated other comprehensive income/(loss)	(15,879)	671
Accumulated deficit	(2,736,555)	(1,908,307)
Total Roblox Corporation Stockholders’ equity	125,786	306,026
Noncontrolling interests	(5,932)	(991)
Total Stockholders’ equity	119,854	305,035
Total Liabilities and Stockholders’ equity	$5,754,130	$5,375,487
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$713,225	$517,707	$2,049,335	$1,646,048
Cost and expenses:
Cost of revenue(1)	163,581	126,437	477,451	405,226
Developer exchange fees	170,719	151,470	519,002	441,740
Infrastructure and trust & safety	218,968	190,986	655,051	490,576
Research and development	321,613	235,551	912,469	625,070
General and administrative	97,508	81,165	291,279	217,613
Sales and marketing	40,874	32,105	97,957	87,708
Total cost and expenses	1,013,263	817,714	2,953,209	2,267,933
Loss from operations	(300,038)	(300,007)	(903,874)	(621,885)
Interest income	36,442	12,764	102,288	17,206
Interest expense	(10,268)	(10,005)	(30,409)	(29,895)
Other income/(expense), net	(4,262)	(4,302)	(1,425)	(7,732)
Loss before income taxes	(278,126)	(301,550)	(833,420)	(642,306)
Provision for/(benefit from) income taxes	682	352	177	350
Consolidated net loss	(278,808)	(301,902)	(833,597)	(642,656)
Net loss attributable to noncontrolling interests	(1,650)	(4,104)	(5,349)	(8,216)
Net loss attributable to common stockholders	$(277,158)	$(297,798)	$(828,248)	$(634,440)
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.50)	$(1.35)	$(1.07)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	619,350	597,779	612,938	593,452
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Consolidated net loss	$(278,808)	$(301,902)	$(833,597)	$(642,656)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(506)	1,064	301	1,921
Net change in unrealized gains (losses) on available-for-sale marketable securities	(1,263)	—	(16,443)	—
Other comprehensive income/(loss), net of tax	(1,769)	1,064	(16,142)	1,921
Total comprehensive loss, including noncontrolling interests	(280,577)	(300,838)	(849,739)	(640,735)
Less: net loss attributable to noncontrolling interests	(1,650)	(4,104)	(5,349)	(8,216)
Less: cumulative translation adjustments attributable to noncontrolling interests	15	475	408	986
Other comprehensive loss attributable to noncontrolling interests, net of tax	(1,635)	(3,629)	(4,941)	(7,230)
Total comprehensive loss attributable to common stockholders	$(278,942)	$(297,209)	$(844,798)	$(633,505)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
Three Months Ended September 30, 2023

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	616,301	$60	$2,641,929	$(14,095)	$(2,459,397)	$(4,297)	$164,200
Issuance of common stock upon exercise of stock options	3,047	—	6,501	—	—	—	6,501
Issuance of common stock under Employee Stock Purchase Plan	426	—	9,708	—	—	—	9,708
Vesting of restricted stock units	3,814	—	—	—	—	—	—
Stock-based compensation expense	—	—	220,022	—	—	—	220,022
Other comprehensive income/(loss)	—	—	—	(1,784)	—	15	(1,769)
Net loss	—	—	—	—	(277,158)	(1,650)	(278,808)
Balance at September 30, 2023	623,588	$60	$2,878,160	$(15,879)	$(2,736,555)	$(5,932)	$119,854
Nine Months Ended September 30, 2023

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	604,674	$59	$2,213,603	$671	$(1,908,307)	$(991)	$305,035
Issuance of common stock upon exercise of stock options	7,618	1	17,640	—	—	—	17,641
Issuance of common stock under Employee Stock Purchase Plan	1,065	—	29,629	—	—	—	29,629
Vesting of restricted stock units	10,231	—	—	—	—	—	—
Stock-based compensation expense	—	—	617,288	—	—	—	617,288
Other comprehensive income/(loss)	—	—	—	(16,550)	—	408	(16,142)
Net loss	—	—	—	—	(828,248)	(5,349)	(833,597)
Balance at September 30, 2023	623,588	$60	$2,878,160	$(15,879)	$(2,736,555)	$(5,932)	$119,854
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
Three Months Ended September 30, 2022

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	596,622	$59	$1,867,204	$408	$(1,320,583)	$4,505	$551,593
Issuance of common stock upon exercise of stock options	1,820	—	4,020	—	—	—	4,020
Issuance of common stock under Employee Stock Purchase Plan	240	—	8,459	—	—	—	8,459
Vesting of restricted stock units	1,959	—	—	—	—	—	—
Stock-based compensation expense	—	—	161,359	—	—	—	161,359
Other comprehensive income/(loss)	—	—	—	589	—	475	1,064
Net loss	—	—	—	—	(297,798)	(4,104)	(301,902)
Balance at September 30, 2022	600,641	$59	$2,041,042	$997	$(1,618,381)	$876	$424,593
Nine Months Ended September 30, 2022

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	585,878	$58	$1,568,638	$62	$(983,941)	$8,106	$592,923
Issuance of common stock upon exercise of stock options	8,176	1	19,672	—	—	—	19,673
Issuance of common stock from acquisition of a business	385	—	10,138	—	—	—	10,138
Issuance of common stock under Employee Stock Purchase Plan	575	—	22,702	—	—	—	22,702
Vesting of restricted stock units	5,575	—	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(3)	—	(150)	—	—	—	(150)
Stock-based compensation expense	—	—	420,042	—	—	—	420,042
Other	55	—	—	—	—	—	—
Other comprehensive income/(loss)	—	—	—	935	—	986	1,921
Net loss	—	—	—	—	(634,440)	(8,216)	(642,656)
Balance at September 30, 2022	600,641	$59	$2,041,042	$997	$(1,618,381)	$876	$424,593
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Consolidated net loss	$(833,597)	$(642,656)
Adjustments to reconcile net loss including noncontrolling interests to net cash and cash equivalents provided by operations:
Depreciation and amortization	153,611	87,545
Stock-based compensation expense	617,288	420,042
Operating lease non-cash expense	70,801	49,115
(Accretion)/amortization on marketable securities, net	(52,219)	—
Amortization of debt issuance costs	982	940
Impairment expense, (gain)/loss on investment and other asset sales, and other, net	7,747	(34)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	93,174	119,948
Accounts payable	3,855	(8,331)
Prepaid expenses and other current assets	(1,861)	(42,604)
Other assets	(6,189)	498
Developer exchange liability	7,724	4,461
Accrued expenses and other current liabilities	(2,599)	6,982
Other long-term liability	4,971	(579)
Operating lease liabilities	(46,837)	(32,989)
Deferred revenue	360,098	336,928
Deferred cost of revenue	(62,074)	(49,189)
Net cash and cash equivalents provided by operating activities	314,875	250,077
Cash flows from investing activities:
Acquisition of property and equipment	(255,470)	(268,958)
Payments related to business combination, net of cash acquired	(3,859)	(6,165)
Purchases of intangible assets	(13,500)	(1,500)
Purchases of investments	(3,803,911)	—
Maturities of investments	956,010	—
Sales of investments	346,766	—
Net cash and cash equivalents used in investing activities	(2,773,964)	(276,623)
Cash flows from financing activities:
Proceeds from issuance of common stock	47,316	42,706
Payment of withholding taxes related to net share settlement of restricted stock units	—	(150)
Proceeds from debt issuances	14,700	—
Payment of debt issuance costs	—	(154)
Payments related to business combination, after acquisition date	(750)	(150)
Payment of term license related obligations	—	(420)
Net cash and cash equivalents provided by financing activities	61,266	41,832
Effect of exchange rate changes on cash and cash equivalents	398	1,921
Net increase/(decrease) in cash and cash equivalents	(2,397,425)	17,207
Cash and cash equivalents
Beginning of period	2,977,474	3,004,300
End of period	$580,049	$3,021,507
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses and other liabilities	$62,248	$111,121
Fair value of common stock and unregistered restricted stock units issued as consideration for business combination	—	$10,138
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
In the Company’s opinion, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 2023 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other interim period.
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
Change in Accounting Estimate
In the first quarter of 2022, we updated our estimated paying user life from 23 months to 25 months, which was subsequently updated again to 28 months in the third quarter of 2022. Based on the carrying amount of deferred revenue and deferred cost of revenue as of June 30, 2022, the third quarter of 2022 change in estimated paying user life resulted in a decrease in revenue of $111.0 million and a decrease in cost of revenue of $25.5 million during the three months ended September 30, 2022.
Based on the carrying amount of deferred revenue and deferred cost of revenue as of December 31, 2021, both changes in estimated paying user lives during 2022 resulted in a decrease in revenue of $329.7 million and a decrease in cost of revenue of $76.4 million during the nine months ended September 30, 2022. The estimated paying user life for the three and nine months ended September 30, 2023 was 28 months.
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

3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing country of users (in thousands, except percentages):

	Three Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$458,563	65%	$341,519	66%
Europe	128,412	18	92,347	18
Asia-Pacific, including Australia and New Zealand	73,772	10	48,573	9
Rest of world	52,478	7	35,268	7
Total	$713,225	100%	$517,707	100%

	Nine Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$1,323,849	65%	$1,088,535	66%
Europe	370,474	18	299,860	18
Asia-Pacific, including Australia and New Zealand	208,002	10	147,568	9
Rest of world	147,010	7	110,085	7
Total	$2,049,335	100%	$1,646,048	100%
(1)The Company’s revenues in the United States were 60% of total revenue for each of the three and nine months ended September 30, 2023, respectively, and 62% for each of the three and nine months ended September 30, 2022.
No individual country, other than the United States, exceeded 10% of the Company’s total revenue for any period presented.
Durable virtual items accounted for 92% and 89% of Roblox Platform revenue for the three months ended September 30, 2023 and 2022, respectively, and 91% and 90% for the nine months ended September 30, 2023 and 2022, respectively. Consumable virtual items accounted for 8% and 11% of Roblox Platform revenue for the three months ended September 30, 2023 and 2022, respectively, and 9% and 10% for the nine months ended September 30, 2023 and 2022, respectively.
Deferred Revenue
The Company receives payments from its users based on the payment terms established in its contracts. Such payments are initially recorded to deferred revenue and are recognized into revenue as the Company satisfies its performance obligations. The aggregate amount of revenue allocated to unsatisfied performance obligations is included in our deferred revenue balances.
The increase in deferred revenue for the nine months ended September 30, 2023 was driven by sales during the period exceeding revenue recognized from the satisfaction of our performance obligations, which includes the revenue recognized during the period that was included in the current portion of deferred revenue at the beginning of the period. During the nine months ended September 30, 2023, we recognized $1,537.9 million of revenue that was included in the current deferred revenue balance as of December 31, 2022.

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
The total lease payments under the Sub-Lessee Agreement are approximately $85.6 million over the lease term and the Company took possession of the assigned space in the second quarter of 2023. The total lease payments due to the Company under the Sub-Lessor Agreement are $22.2 million over the lease term and the Company provided possession to the sub-lessee to one of the floors in the second quarter of 2023 and the remaining floor in the third quarter of 2023.
As a result of the Sub-Lessor Agreement, the Company recognized a $7.0 million impairment loss within general and administrative expenses in its condensed consolidated financial statements during the nine months ended September 30, 2023, which included $4.8 million related to the San Mateo Headquarters’ operating lease right-of-use asset and $2.2 million related to property and equipment, net associated with the San Mateo Headquarters.
The Company took possession of additional office and data center leased space in the second quarter of 2023, with lease payments totaling $229.0 million – net of leasehold incentives – across lease terms ranging from approximately seven years to twelve years. The additional office space includes approximately 218,554 square feet.
Finally, the Company executed a data center lease agreement in the second quarter of 2023, with lease payments totaling $96.4 million over a seven year lease term. The Company expects to take possession of the leased space during the first quarter of 2024.
5. Cash Equivalents and Investments
The following is a summary of the Company’s cash equivalents and short-term and long-term investments (in thousands):

	As of September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$458,435	$—	$—	$458,435	$458,435	$—	$—
U.S. Treasury securities	1,663,644	19	(10,181)	1,653,482	—	1,135,234	518,248
Subtotal	2,122,079	19	(10,181)	2,111,917	458,435	1,135,234	518,248
Level 2
U.S. agency securities	304,154	6	(623)	303,537	—	209,384	94,153
Foreign government securities	14,274	67	(161)	14,180	—	—	14,180
Commercial paper	178,314	—	—	178,314	—	178,314	—
Corporate debt securities	391,320	16	(5,586)	385,750	—	53,071	332,679
Subtotal	888,062	89	(6,370)	881,781	—	440,769	441,012
Total Debt Securities	$3,010,141	$108	$(16,551)	$2,993,698	$458,435	$1,576,003	$959,260
Equity Securities
Level 1
Mutual funds (1)				$290	$—	$290	$—
Total Equity Securities				$290	$—	$290	$—
Total Investments	$3,010,141	$108	$(16,551)	$2,993,988	$458,435	$1,576,293	$959,260
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
As of September 30, 2023, all of the Company’s short-term debt investments have contractual maturities of one year or less and all of the Company’s long-term debt investments have contractual maturities of between one and three years.
Changes in market interest rates, credit risk of borrowers and overall market liquidity, amongst other factors, may cause our short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of September 30, 2023, the unrealized losses were primarily driven by increases in interest rates and the Company does not intend to sell, nor is it more likely than not it will be required to sell, such securities before recovering the amortized cost basis. There were no credit losses recognized during the three and nine months ended September 30, 2023.
The following table presents fair values and gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$1,293,384	$(10,181)	$—	$—	$1,293,384	$(10,181)
U.S. agency securities	213,444	(623)	—	—	213,444	(623)
Foreign government securities	9,043	(161)	—	—	9,043	(161)
Corporate debt securities	375,457	(5,586)	—	—	375,457	(5,586)
Total	$1,891,328	$(16,551)	$—	$—	$1,891,328	$(16,551)
6. Acquisitions
Speechly, Inc.
On September 18, 2023 (the “Speechly Acquisition Date”), the Company acquired all outstanding equity interests of Speechly, Inc. and its wholly owned Finnish subsidiary Speechly Oy (together, “Speechly”). Speechly is a privately held company, that operates a speech recognition software focused on voice moderation. The acquisition has been accounted for as a business combination. The consideration totaled $10.1 million, which included (i) $4.8 million of cash paid on the Speechly Acquisition Date and (ii) $5.3 million of cash held back until certain post-acquisition conditions are satisfied.
The following table summarizes the Company’s preliminary allocation of the purchase consideration based on the fair value of assets acquired and liabilities assumed at the Speechly Acquisition Date (in thousands):

September 18, 2023
Cash and cash equivalents	$970
Other current assets acquired	111
Intangible assets, net
Developed technology, useful life of five years	2,800
Goodwill	7,536
Other current liabilities assumed	$(1,117)
Other long-term liabilities assumed	(182)
Total purchase price	$10,118

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
The following table summarizes the Company’s preliminary allocation of the purchase consideration based on the fair value of assets acquired and liabilities assumed at the Byfron Acquisition Date (in thousands):

October 11, 2022
Cash and cash equivalents	$380
Goodwill	3,882
Identified intangible assets	5,500
Other assets	169
Other current liabilities	(328)
Total purchase price	$9,603
The following table presents details of the identifiable assets acquired (in thousands, except estimated useful life):

	Carrying Amount	Estimated Useful Life (Years)
Developed technology	$5,500	5
Total	$5,500
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
The acquisitions described above are not material to the Company for the periods presented and therefore pro forma information has not been presented.

7. Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table represents the changes to goodwill during the nine months ended September 30, 2023 (in thousands):

Carrying Amount
Balance as of December 31, 2022	$134,335
Additions from acquisitions	7,536
Foreign currency translation adjustments	(71)
Balance as of September 30, 2023	$141,800
There are no accumulated impairment losses for any period presented.
Intangible Assets
The following tables present details of the Company’s finite-lived intangible assets as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$75,333	$(35,538)	$39,795
Patents (1)	13,000	(325)	12,675
Assembled workforce	10,000	(6,541)	3,459
Trade name	500	(208)	292
Total intangible assets	$98,833	$(42,612)	$56,221
(1)The estimated useful life of the acquired patents was 10 years as of the second quarter of 2023 acquisition date.

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$72,059	$(24,240)	$47,819
Assembled workforce	10,000	(4,042)	5,958
Trade name	500	(133)	367
Total intangible assets	$82,559	$(28,415)	$54,144
The above tables do not include $0.6 million of indefinite lived intangible assets as of September 30, 2023 and December 31, 2022.
Amortization expense related to our finite-lived intangible assets was $5.2 million and $14.2 million for the three and nine months ended September 30, 2023, respectively, and $4.2 million and $12.0 million for the three and nine months ended September 30, 2022, respectively.
Expected future amortization expenses related to the intangible assets as of September 30, 2023 are as follows (in thousands):

Year ending December 31:
Remainder of 2023	$5,050
2024	18,729
2025	15,503
2026	6,468
2027	2,905
Thereafter	7,566
Total remaining amortization	$56,221

8. Other Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Prepaid expenses	$42,158	$45,173
Accrued interest receivable	11,890	6,026
Other current assets	10,956	10,442
Total prepaid expenses and other current assets	$65,004	$61,641
Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Servers and related equipment and software	$924,233	$741,418
Computer hardware and software licenses	41,552	23,647
Furniture and fixtures	499	446
Leasehold improvements	96,568	69,311
Construction in progress	48,189	24,306
Total property and equipment	1,111,041	859,128
Less accumulated depreciation and amortization	(401,659)	(266,782)
Property and equipment—net	$709,382	$592,346
Construction in progress primarily relates to leasehold improvements for the Company’s leased office buildings and network equipment infrastructure to support the Company’s data centers.
Depreciation and amortization expense of property and equipment was $48.4 million and $139.4 million for the three and nine months ended September 30, 2023, respectively, and $29.8 million and $75.5 million for the three and nine months ended September 30, 2022, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Accrued operating expenses	$62,238	$80,122
Short term operating lease liabilities	101,502	73,235
Accrued interest on the 2030 Notes	16,146	6,458
Taxes payable	53,667	49,361
Accrued compensation and other employee related liabilities	9,851	21,003
Other current liabilities	16,991	5,827
Total accrued expenses and other current liabilities	$260,395	$236,006
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
As of September 30, 2023, the Company was in compliance with all of its covenants under the Indenture.

The net carrying amount of the 2030 Notes, which is presented as a component of long-term debt in the Company’s condensed consolidated financial statements, was as follows (in thousands):

	As of
	September 30, 2023	December 31, 2022
2030 Notes
Principal	$1,000,000	$1,000,000
Unamortized issuance costs	(10,034)	(11,016)
Net carrying amount	$989,966	$988,984
Interest expense related to the 2030 Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$9,688	$9,688	$29,063	$28,956
Amortization of debt issuance costs	331	317	982	939
Total interest expense	$10,019	$10,005	$30,045	$29,895
The debt issuance costs for the 2030 Notes are amortized to interest expense over the term of the 2030 Notes using an annual effective interest rate of 4.05%.
As of September 30, 2023 and December 31, 2022, the estimated fair value of the 2030 Notes was approximately $803.6 million and $788.2 million, respectively, determined based on the trading price of the 2030 Notes on the last trading day of the reporting period in an inactive market, which represents a Level 2 input.
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
Purchase Obligations—Other purchase obligations primarily consist of contracts associated with data center and software vendors in the ordinary course of business. In June 2023, the Company executed an agreement which commits it to purchase hosting services over three annual periods beginning July 1, 2023. The minimum commitments total $450.0 million over the term of the agreement, with annual minimum commitments ranging from $145.0 million to $155.0 million. Outside of this agreement, there has been no material change in the Company’s purchase obligations during the nine months ended September 30, 2023, other than non-cancelable purchase commitments primarily related to data center and software vendors in the ordinary course of business.
Letters of Credit—The Company has letters of credit in connection with its operating leases which are not reflected in the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. The Company has not drawn down from the letters of credit and had $11.8 million available in aggregate as of September 30, 2023.

Legal Proceedings—The Company is and, from time to time may in the future become, involved in legal proceedings, claims and litigation in the ordinary course of business.
As of September 30, 2023, the Company has accrued for immaterial losses related to litigation matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated. The Company considered the progress of these cases, the opinions and views of its legal counsel and outside advisors, its experience and settlements in similar cases, and other factors in arriving at the conclusion that a potential loss was probable. The Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for all of these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings. The maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty and the ultimate resolution of one or more of these matters could ultimately have a material adverse effect on our operations.
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
11. Stockholders’ Equity
As of September 30, 2023, the Company had 4,935.0 million shares of Class A common stock authorized, with a par value of $0.0001 per share, 65.0 million shares of Class B common stock authorized, with a par value of $0.0001 per share, and 100.0 million shares of preferred stock authorized, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to 20 votes per share.
During the first quarter of 2023, 1.3 million shares of Class B common stock held by entities affiliated with Mr. Baszucki, Founder, President, CEO and Chair of our Board of Directors were converted to Class A common stock.
Class A and Class B common stock are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted.
The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of
	September 30, 2023	December 31, 2022
Stock options outstanding	43,306	51,591
Restricted Stock Units (“RSUs”) outstanding	36,880	30,322
Performance Stock Units (“PSUs”)	990	415
CEO Long-Term Performance Award	11,500	11,500
2020 Equity Incentive Plan	73,481	59,945
2020 Employee Stock Purchase Plan	16,075	11,093
Stock warrants outstanding	264	264
Unregistered stock awards (“RSAs”) outstanding	276	500
Total	182,772	165,630

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
Stock-based compensation expense
Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Infrastructure and trust & safety	$24,483	$14,948	$65,710	$39,959
Research and development	155,651	111,450	432,676	279,978
General and administrative	32,200	28,327	97,673	82,096
Sales and marketing	7,688	6,634	21,229	18,009
Total stock-based compensation expense	$220,022	$161,359	$617,288	$420,042
Stock Options
The following table summarizes the Company’s stock option activity (in thousands, except per option data and remaining contractual term):

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price (per Option)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances as of December 31, 2022	51,591	$2.85	6.00	$1,321,183
Granted	—	—
Cancelled, forfeited, and expired	(667)	$4.56
Exercised	(7,618)	$2.32
Balances as of September 30, 2023	43,306	$2.92	5.30	$1,127,749
Exercisable as of September 30, 2023	39,231	$2.73	5.16	$1,029,013
Vested and expected to vest at September 30, 2023	43,306	$2.92	5.30	$1,127,749
RSUs and RSAs
The following table summarizes the Company’s RSU and RSA activity (in thousands, except per share data):

	RSUs		RSAs
	Number of Shares	Weighted-Average Grant Date Fair Value (per Share)	Number of Shares	Weighted-Average Grant Date Fair Value (per Share)
Unvested as of December 31, 2022	30,322	$48.73	500	$52.55
Granted	18,876	$39.48	—	—
Vested and released	(10,231)	$46.90	(224)	$50.74
Cancelled	(2,087)	$49.00	—	—
Unvested as of September 30, 2023	36,880	$44.48	276	$54.18

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
The CEO Long-Term Performance Award is eligible to vest based on the Company’s stock price performance over various performance periods, with the first performance period beginning two years after March 2, 2021 (the “Effective Date”) and ending on the seventh anniversary of the Effective Date. The CEO Long-Term Performance Award is divided into seven performance periods that are eligible to vest based on the achievement of various Company Stock Price Hurdles, measured based on an average of our stock price over a consecutive 90-day trading period applicable to the performance period. In addition, Mr. Baszucki must remain employed as our CEO through the date a Company Stock Price Hurdle is achieved in order to earn the RSUs that relate to the applicable Company Stock Price Hurdle. The following table summarizes the various Company Stock Price Hurdles and associated RSUs eligible to vest over each performance period (in thousands, except Company Stock Price Hurdles):

	Company Stock Price Hurdle	Number of RSUs Eligible to Vest	Performance Period Commencement Dates as Measured from the Effective Date
1	$165.00	750	2 years
2	$200.00	750	3 years
3	$235.00	2,000	4 years
4	$270.00	2,000	5 years
5	$305.00	2,000	5 years
6	$340.00	2,000	5 years
7	$375.00	2,000	5 years
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
The Company recorded $12.3 million and $36.5 million of stock-based compensation expense related to the CEO Long-Term Performance Award during each of the three and nine months ended September 30, 2023 and September 30, 2022, respectively, within general and administrative expenses.

PSUs
2023 PSU Grants
During the second quarter of 2023, the Leadership Development and Compensation Committee granted performance-based restricted stock unit awards (the “2023 PSU Grants”), to certain members of management. The number of shares that can be earned will range from 0% to 200% of the target number of shares, based on the Company’s performance against two independent performance measures relative to pre-established thresholds during a two-year performance period ending on December 31, 2024. The two independent performance measures include the Company’s cumulative (i) bookings and (ii) Covenant Adjusted EBITDA during the performance period, as those performance measures are defined in the respective grant agreements with each employee. Further, the awards are subject to continuous employment, with the first vesting to occur in the first quarter of 2025 (in which 50% of any awards earned will vest) and the second vesting to occur in the second quarter of 2026 (in which the remaining 50% of any awards earned will vest).
The target number of 2023 PSU Grants was 362,458 in total, with 80% of the target number of shares allocated to the cumulative bookings performance measure and 20% of the target number of shares allocated to the Covenant Adjusted EBITDA performance measure.
The Company recognizes stock-based compensation expense for the 2023 PSU Grants based upon the per-share grant date fair value of $45.70 on an accelerated attribution method over the requisite service period of each separately vesting tranche. At each reporting period, the amount of stock-based compensation is determined based on the probability of achievement against the pre-established performance measures and if necessary, a cumulative catch-up adjustment is recorded to reflect any revised estimates regarding the probability of achievement. The Company recorded $1.4 million and $2.9 million of stock-based compensation expense related to the 2023 PSU Grants during the three and nine months ended September 30, 2023, respectively.
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
The Company recorded $0.2 million and $2.2 million of stock-based compensation expense related to the 2022 PSU Grants during the three and nine months ended September 30, 2023, respectively, and $1.0 million and $2.0 million during the three and nine months ended September 30, 2022, respectively.
Employee Stock Purchase Plan
During the third quarter of 2023, the Company’s stock price on the purchase date, August 25, 2023, was lower than the Company’s stock price on the offering date. As a result, the offering in effect was reset with the lower stock price becoming the new offering price and rolled over to a new 24 month offering period. The reset was treated as a modification resulting in incremental expense totaling $7.3 million, which is being recognized over the remaining requisite service period as of the date of reset.
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
The Company recorded $8.7 million and $24.1 million of stock-based compensation expense related to the 2020 ESPP during the three and nine months ended September 30, 2023, respectively, and $6.8 million and $17.8 million during the three and nine months ended September 30, 2022, respectively.
13. Accumulated Other Comprehensive Income (Loss)
The following table shows a summary of changes in accumulated other comprehensive income/(loss) by component for the nine months ended September 30, 2023 (in thousands):

	Foreign Currency Translation	Unrealized Gains/ (Losses) on Available-For-Sale Debt Securities	Total
Balance as of December 31, 2022	$671	$—	$671
Other comprehensive income/(loss) before reclassifications	(107)	(17,772)	(17,879)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1,329	1,329
Change in accumulated other comprehensive income/(loss), net of tax	(107)	(16,443)	(16,550)
Balance as of September 30, 2023	$564	$(16,443)	$(15,879)
14. Employee and Director Benefits
Deferred Compensation Plan
The Company established the Roblox Corporation Nonqualified Deferred compensation Plan (as amended, the “NQDC Plan”) for its non-employee directors and a select group of management employees. Eligible participants may voluntarily elect to participate in the NQDC Plan. Unless otherwise determined by the committee that administers the NQDC Plan, eligible employee participants may elect annually to defer up to 90% of their base salary, up to 100% of their cash bonus compensation (if any) and up to 65% of any RSUs or PSUs granted under the Company’s 2020 Plan (if any), and eligible non-employee director participants may elect annually to defer up to 100% of their cash director fees and any RSUs granted under the Company’s 2020 Plan. Obligations of the Company under the NQDC Plan represent at all times unsecured general obligations of the Company to pay deferred compensation in the future in accordance with the terms of the NQDC Plan.
Cash amounts deferred under the plan may only later be settled in cash and are credited or charged with the performance of investment options offered under the NQDC Plan as elected by the participants. The amount credited or charged to each participant’s cash deferrals are based on the performance of a hypothetical portfolio of investments which are tracked by an administrator, with such credits or charges included as a component of operating expenses in the Company’s condensed consolidated statements of operations. The cash obligations due to participants are presented as other long-term liabilities on the Company’s condensed consolidated balance sheet.

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
Joint Venture Financing
On May 10, 2023, Roblox China Holding Corp. (the “Borrower”) issued $30.0 million aggregate principal debt which matures on May 10, 2026 (the “2026 Notes”), unless earlier prepaid by the Borrower or converted by the holders into the Borrower’s voting shares. Further, the Borrower, at its sole election, may extend the maturity date by two years.
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
The portion of the 2026 Notes outstanding to Songhua is reflected in the Company’s condensed consolidated financial statements as long-term debt, net, at its principal amount, while the portion outstanding to the Company – including any related interest expense – is eliminated upon consolidation.
16. Income Taxes
The Company is subject to federal and state income tax in the United States, as well as foreign tax jurisdictions in which it conducts business. The Company does not provide for U.S. income taxes or foreign withholding taxes on the undistributed earnings of its profitable foreign subsidiaries because it intends to permanently reinvest such earnings in foreign operations.
The provision for/(benefit from) income taxes for the three and nine months ended September 30, 2023 and 2022 consisted of federal, state and foreign income taxes. The Company continues to maintain a full valuation allowance on its net deferred tax assets as it is not likely that the deferred assets will be utilized. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowance on the Company’s deferred tax assets.

17. Basic and Diluted Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic and diluted net loss per share
Numerator
Consolidated net loss	$(278,808)	$(301,902)	$(833,597)	$(642,656)
Less: net loss attributable to noncontrolling interest	(1,650)	(4,104)	(5,349)	(8,216)
Net loss attributable to common stockholders	$(277,158)	$(297,798)	$(828,248)	$(634,440)
Denominator
Weighted-average common shares used in computing net loss per share attributable to common stockholders, based and diluted	619,350	597,779	612,938	593,452
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.50)	$(1.35)	$(1.07)
The potential shares of common stock that were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive are as follows (in thousands):

	As of September 30,
	2023	2022
Stock options outstanding	43,306	53,412
RSUs outstanding	36,880	30,731
2020 ESPP	3,406	2,270
Stock warrants outstanding	264	264
RSAs outstanding	276	632
Total	84,132	87,309
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
Consistent with our free to play business model, a small portion of our users have historically been payers. For example, in the three months ended September 30, 2023, of our 70.2 million average DAUs, only approximately 870,000 represented our average daily unique paying users. Similarly, in the three months ended September 30, 2023, our average daily bookings per DAU was $0.13, whereas our average daily bookings per daily unique paying user was $10.48. We believe that maintaining and growing our overall number of users, including the number of users who may not purchase and spend Robux, is important to the success of our business. As a result, we believe that the number of users who choose to purchase and spend Robux will continue to constitute a small portion of our overall users.
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
$0
$100
$200
$300
$400
$500
$600
$700
$251.9
$12.6
$19.1
$46.4
$173.9
$310.0
$17.0
$23.5
$57.5
$212.1
$387.0
$21.6
$28.3
$72.6
$264.5
$454.1
$26.8
$33.1
$85.0
$309.2
$509.3
$31.7
$37.5
$94.5
$345.6
$568.8
$37.1
$46.6
$105.5
$379.6
$537.1
$35.3
$46.0
$99.2
$356.7
$591.2
$39.5
$53.0
$108.3
$390.4
$517.7
$35.3
$48.6
$92.3
$341.5
$579.0
$40.3
$56.7
$104.6
$377.4
$655.3
$45.9
$65.1
$118.5
$425.8
$680.8
$48.6
$69.1
$123.5
$439.5
$713.2
$52.5
$73.8
$128.4
$458.6
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23

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
Q3'23
$839.5
$70.3
$85.2
$158.4
$525.6

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
$30.00
$20.00
$10.00
$0.00
$28.89
$38.30
$34.40
$36.62
$33.56
$44.90
$31.39
$33.08
$32.60
$45.03
$32.83
$34.36
$33.53
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23

ABPDAU
Europe
$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
$9.21
$11.01
$10.71
$10.78
$9.69
$10.25
$8.35
$8.08
$7.47
$9.01
$7.76
$8.16
$8.38
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23

ABPDAU
Asia-Pacific
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
$7.08
$8.58
$6.96
$6.69
$6.50
$6.95
$5.80
$5.74
$5.63
$6.77
$6.19
$5.35
$5.24
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23

ABPDAU
Rest of World

$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$3.54
$4.50
$3.77
$3.98
$3.84
$3.83
$3.19
$3.39
$3.10
$3.79
$3.56
$3.51
$3.63
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23

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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to bookings, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Reconciliation of revenue to bookings:
Revenue	$713,225	$517,707	$2,049,335	$1,646,048
Add (deduct):
Change in deferred revenue	130,957	187,991	360,112	336,928
Other	(4,729)	(3,982)	(15,489)	(10,152)
Bookings	$839,453	$701,716	$2,393,958	$1,972,824
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022

Reconciliation of net cash provided by operating activities to free cash flow:
Net cash provided by operating activities	$314,875	$250,077
Deduct:
Acquisition of property and equipment	(255,470)	(268,958)
Purchases of intangible assets	(13,500)	(1,500)
Free cash flow	$45,905	$(20,381)
Acquisition of property and equipment primarily includes servers, infrastructure equipment, tenant improvements, and capitalized software licenses.
Change in Accounting Estimate
Quarterly, we complete an assessment of our estimated paying user life, which is used for revenue recognition of durable virtual items and calculated based on historical monthly retention data for each paying user cohort to project future participation on the Roblox Platform.
In the first quarter of 2022, we updated our estimated paying user life from 23 months to 25 months, which was subsequently updated again to 28 months in the third quarter of 2022. Based on the carrying amount of deferred revenue and deferred cost of revenue as of June 30, 2022, the third quarter of 2022 change in estimated paying user life resulted in a decrease in revenue of $111.0 million and a decrease in cost of revenue of $25.5 million during the three months ended September 30, 2022.
Based on the carrying amount of deferred revenue and deferred cost of revenue as of December 31, 2021, both changes in estimated paying user lives during 2022 resulted in a decrease in revenue of $329.7 million and a decrease in cost of revenue of $76.4 million during the nine months ended September 30, 2022. The estimated paying user life for the three and nine months ended September 30, 2023 was 28 months.
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
Personnel costs generally include employee expenses (salaries, benefits, and stock-based compensation expense) and contractor expenses, and are reflected in each expense category, with the exception of cost of revenue and developer exchange fees. In the three and nine months ended September 30, 2023, personnel costs were $415.9 million and $1,205.6 million, respectively, and during the three and nine months ended September 30, 2022 were $321.7 million and $851.0 million, respectively.
Cost of revenue
Cost of revenue primarily consists of third-party payment processing fees charged by the various distribution channels in connection with sales of our virtual currency. We initially defer payment processing fees and recognize them as expense over the same period as the respective revenue. Cost of revenue also includes costs associated with the printing of prepaid cards.
We intend to use nearly all of any efficiencies earned in this area over time to increase earnings for our developers and creators. Additionally, cost of revenue as a percentage of revenue is affected by shifts in user purchasing preferences and trends. Specifically, in recent years, we have observed a shift of our sales toward prepaid card distribution channels and credit card sales directly through our website, which are subject to lower processing fees compared to other distribution channels, such as the Apple App Store, Google Play Store, and consoles such as Xbox and PlayStation. However, we have seen this trend moderate in recent quarters, which we expect to continue in future periods with some seasonal variations.
Developer exchange fees
Developer exchange fees expense represents the amount earned by developers and creators on the Roblox Platform that are qualified and registered in the Developer Exchange Program. Developers and creators are able to exchange their earned Robux for real-world currency under certain conditions outlined in our Developer Exchange Program. Developers and creators can earn Robux through the sale of access to their experiences and enhancements in their experiences, the sale of content and tools between developers through the Studio Marketplace, and the sale of items to users through the Avatar Marketplace. Developers can also earn Robux through our engagement-based reward program that rewards developers based on the number of hours spent in their experiences by Roblox Premium subscribers (the “Premium Payouts” program).

In order to be qualified for our Developer Exchange Program and eligible to exchange earned Robux for real-world currency, developers and creators must meet certain conditions, such as having earned the minimum amount of Robux required to qualify for the program, a verified developer account, and an account in good standing. On January 31, 2022, we reduced the minimum amount of earned Robux required to qualify for the program from 100,000 Robux to 50,000 Robux and subsequently on January 31, 2023, we further reduced the minimum requirement from 50,000 Robux to 30,000 Robux. We believe these reductions in the minimum amounts required incentivize our developer and creator community, and promote the long term growth and the health of such community. As of September 30, 2023, over 15,500 developers and creators qualified for and were registered in our Developer Exchange Program.
Over the next few years, a major goal is to increase our developer and creator earnings through cost efficiencies realized in other areas of our business, while maintaining reasonable margins.
Infrastructure and trust & safety
Infrastructure and trust & safety expenses consist primarily of expenses related to the operation of our data centers and technical infrastructure. These costs include third-party service providers costs, such as cloud computing or other hosting and data storage, facilities-related expenses for our co-located data centers and edge data centers that we lease and operate, network and bandwidth costs, as well as depreciation and associated support and maintenance costs of our servers and infrastructure equipment. Depreciation and amortization expense related to infrastructure and trust & safety in the three months ended September 30, 2023 and 2022 was $46.0 million and $28.7 million, respectively, and in the nine months ended September 30, 2023 and 2022 was $132.8 million and $72.1 million, respectively. Infrastructure and trust & safety expenses also include personnel costs, as well as allocated overhead expenses, to support our infrastructure and trust & safety initiatives.
We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support more sophisticated content, more users, and increased engagement. We expect to moderate our investment in infrastructure in fiscal year 2024, but generally expect to increase the dollar amount of our investment in infrastructure for the foreseeable future thereafter as we continue to build out our global infrastructure. We intend to achieve scalability by building and maintaining our own technical infrastructure, while generally generating operating leverage over the long-term.
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
General and administrative
General and administrative expenses consist primarily of personnel costs and allocated overhead for our finance and accounting, legal, human resources, talent acquisition, and other administrative teams. General and administrative expenses also generally include professional services fees such as outside legal, accounting, audit, and outsourcing services, and other corporate expenses, as well as certain accruals and settlements associated with legal proceedings. We expect to moderate our headcount growth in fiscal year 2024, but generally expect to increase general and administrative expenses for the foreseeable future thereafter to support the growth of the business.
Sales and marketing
Sales and marketing expenses consist primarily of user acquisition expenses and personnel costs and allocated overhead for our marketing, business development, and developer relations functions. Other expenses include those associated with market research, branding, public relations, and developer relations programs, including our annual Roblox Developer Conference. We plan to increase our sales and marketing expenses for the foreseeable future, primarily to support the growth of our business through our developer relations and brand partnership teams.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue for each period presented (in thousands, except per share data and percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Revenue	$713,225	100%	$517,707	100%	$2,049,335	100%	$1,646,048	100%
Cost and expenses:
Cost of revenue(1)	163,581	23	126,437	25	477,451	23	405,226	25
Developer exchange fees	170,719	24	151,470	29	519,002	25	441,740	27
Infrastructure and trust & safety(2)	218,968	31	190,986	37	655,051	32	490,576	30
Research and development(2)	321,613	45	235,551	46	912,469	45	625,070	38
General and administrative(2)	97,508	14	81,165	16	291,279	14	217,613	13
Sales and marketing(2)	40,874	6	32,105	6	97,957	5	87,708	5
Total cost and expenses	1,013,263	142	817,714	159	2,953,209	144	2,267,933	138
Loss from operations	(300,038)	(42)	(300,007)	(59)	(903,874)	(44)	(621,885)	(38)
Interest income	36,442	5	12,764	3	102,288	5	17,206	1
Interest expense	(10,268)	(1)	(10,005)	(2)	(30,409)	(1)	(29,895)	(2)
Other income/(expense), net	(4,262)	(1)	(4,302)	(1)	(1,425)	—	(7,732)	—
Loss before income taxes	(278,126)	(39)	(301,550)	(59)	(833,420)	(41)	(642,306)	(39)
Provision for/(benefit from) income taxes	682	—	352	—	177	—	350	—
Consolidated net loss	(278,808)	(39)	(301,902)	(59)	(833,597)	(41)	(642,656)	(39)
Net loss attributable to noncontrolling interests(3)	(1,650)	—	(4,104)	(1)	(5,349)	—	(8,216)	—
Net loss attributable to common stockholders	$(277,158)	(39)%	$(297,798)	(58)%	$(828,248)	(40)%	$(634,440)	(39)%
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)		$(0.50)		$(1.35)		$(1.07)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	619,350		597,779		612,938		593,452
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.

(2)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)		(dollars in thousands)
Infrastructure and trust & safety	$24,483	$14,948	$65,710	$39,959
Research and development	155,651	111,450	432,676	279,978
General and administrative	32,200	28,327	97,673	82,096
Sales and marketing	7,688	6,634	21,229	18,009
Total stock-based compensation expense	$220,022	$161,359	$617,288	$420,042
(3)Our condensed consolidated financial statements include our majority-owned subsidiary Roblox China Holding Corp. The ownership interest of a minority investor, Songhua River Investment Limited, is recorded as a noncontrolling interest.
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		2023 to 2022	Nine Months Ended September 30,		2023 to 2022
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Revenue	$713,225	$517,707	38%	$2,049,335	$1,646,048	25%
Revenue increased $195.5 million, or 38%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase is primarily due to higher amortization of prior period deferred revenue and an increase in bookings in the current period. The increase in bookings was primarily driven by a higher average number of daily unique paying users during the current period, which increased from approximately 768,000 during the three months ended September 30, 2022 to approximately 870,000 during the three months ended September 30, 2023. The average number of daily unique paying users represents the number of user accounts that made a purchase on the Platform, including via redemption of prepaid cards for Robux, on an average daily basis during the respective period. The overall increase in revenue was offset by increases in our estimated paying user life, which increased from 23 months as of December 31, 2021 to 28 months during the third quarter of 2022 (and remained at 28 months through September 30, 2023).
Revenue increased $403.3 million, or 25%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase is primarily due to higher amortization of prior period deferred revenue and an increase in bookings in the current period. The increase in bookings was primarily driven by a higher average number of daily unique paying users during the current period, which increased from approximately 707,000 during the nine months ended September 30, 2022 to approximately 824,000 during the nine months ended September 30, 2023. The overall increase in revenue was offset by the aforementioned increases in our estimated paying user life.
Refer to the heading “Changes in Accounting Estimate” earlier in this section above for more information on the change in paying user life estimates in fiscal year 2022.
Cost of revenue

	Three Months Ended September 30,		2023 to 2022	Nine Months Ended September 30,		2023 to 2022
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$163,581	$126,437	29%	$477,451	$405,226	18%
Cost of revenue increased $37.1 million, or 29%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase is primarily due to a net increase of $37.1 million in expense for payment processing fees, primarily driven by a higher amortization of prior period deferred cost of revenue and an increase in current period payment processing fees from the related growth in bookings. The overall increase in expense for payment processing fees was offset by the aforementioned increases in our estimated paying user life – as payment processing fees are also amortized over the estimated paying user life – as well as a shift of our sales toward distribution channels with lower processing fees.

Cost of revenue increased $72.2 million, or 18%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase is primarily due to a net increase of $69.9 million in expense for payment processing fees, primarily driven by a higher amortization of prior period deferred cost of revenue and an increase in current period payment processing fees from the related growth in bookings. The overall increase in expense for payment processing fees was offset by the aforementioned increases in our estimated paying user life, as well as a shift of our sales toward distribution channels with lower processing fees.
Refer to the heading “Changes in Accounting Estimate” earlier in this section for more information on the change in paying user life estimates in fiscal year 2022.
Developer exchange fees

	Three Months Ended September 30,		2023 to 2022	Nine Months Ended September 30,		2023 to 2022
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Developer exchange fees	$170,719	$151,470	13%	$519,002	$441,740	17%
Developer exchange fees increased $19.2 million, or 13%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase is primarily driven by an increase in amounts earned by developers and creators due to the growth in bookings over the same period. However, the growth in bookings exceeded the growth in developer exchange fees, primarily driven by changes in non-USD pricing, which impacts the amount of developer exchange fees incurred.
Developer exchange fees increased $77.3 million, or 17%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase is primarily driven by an increase in amounts earned by developers and creators due to the growth in bookings over the same period. However, the growth in bookings exceeded the growth in developer exchange fees, primarily driven by changes in non-USD pricing, which impacts the amount of developer exchange fees incurred.
Infrastructure and trust & safety

	Three Months Ended September 30,		2023 to 2022	Nine Months Ended September 30,		2023 to 2022
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Infrastructure and trust & safety	$218,968	$190,986	15%	$655,051	$490,576	34%
Infrastructure and trust & safety expenses increased $28.0 million, or 15%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase is primarily driven by an increase of $12.4 million in personnel costs, which includes an increase of $9.5 million in stock-based compensation expense, primarily due to an increase in headcount to support our infrastructure growth. The increase was further due to an increase of $6.1 million related to data center and technical infrastructure expenses (including depreciation and amortization) and hosting costs associated with providing the Platform to our users. Finally, the increase was supplemented by an increase of $5.4 million in moderation and customer support related costs.
Infrastructure and trust & safety expenses increased $164.5 million, or 34%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase is primarily due to an increase of $86.7 million related to data center and technical infrastructure expenses (including depreciation and amortization) and hosting costs associated with providing the Platform to our users. The increase was further driven by an increase of $47.7 million in personnel costs, which includes an increase of $25.8 million in stock-based compensation expense, primarily due to an increase in headcount to support our infrastructure growth. Finally, the increase was supplemented by an increase of $20.2 million in moderation and customer support related costs.

Research and development

	Three Months Ended September 30,		2023 to 2022	Nine Months Ended September 30,		2023 to 2022
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Research and development	$321,613	$235,551	37%	$912,469	$625,070	46%
Research and development expenses increased $86.1 million, or 37%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase is primarily due to an increase of $71.0 million in personnel costs, which includes an increase of $44.2 million in stock-based compensation expense, primarily due to continued growth in headcount supporting our engineering, design, and product teams. The increase was further supplemented by an increase of $7.2 million in facilities-related costs, primarily driven by higher rent expense associated with our office leases.
Research and development expenses increased $287.4 million, or 46%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase is primarily due to an increase of $255.6 million in personnel costs, which includes an increase of $152.7 million in stock-based compensation expense, primarily due to continued growth in headcount supporting our engineering, design, and product teams. The increase was further supplemented by an increase of $17.6 million in facilities-related costs, primarily driven by higher rent expense associated with our office leases.
General and administrative

	Three Months Ended September 30,		2023 to 2022	Nine Months Ended September 30,		2023 to 2022
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
General and administrative	$97,508	$81,165	20%	$291,279	$217,613	34%
General and administrative expenses increased $16.3 million, or 20%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase is primarily due to an increase of $10.0 million in personnel costs, which includes an increase of $3.9 million in stock-based compensation expense, primarily due to increased headcount. The increase was further supplemented by an increase of $3.2 million in withholding tax expense.
General and administrative expenses increased $73.7 million, or 34%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase is primarily due to an increase of $45.3 million in personnel costs, which includes an increase of $15.6 million in stock-based compensation expense, primarily due to increased headcount. The increase was further driven by an increase of $7.7 million in professional services expense and $7.6 million of withholding-related taxes. The increase was also supplemented by an impairment charge of $7.0 million related to the operating lease right-of-use asset and related leasehold improvements of a portion of our San Mateo headquarters for which a sub-lease agreement was executed during the first quarter of 2023. For more information regarding the sub-lease transaction, refer to Note 4, “Leases” to the notes to condensed consolidated financial statements.
Sales and marketing

	Three Months Ended September 30,		2023 to 2022	Nine Months Ended September 30,		2023 to 2022
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$40,874	$32,105	27%	$97,957	$87,708	12%
Sales and marketing expenses increased $8.8 million, or 27%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase is primarily due to an increase of $7.1 million in advertising and promotional expenses. The increase was further driven by an increase in stock-based compensation expense of $1.1 million.
Sales and marketing expenses increased $10.2 million, or 12%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase is primarily due to an increase of $5.9 million in personnel costs, which includes an increase in stock-based compensation expense of $3.2 million, an increase of $1.6 million in advertising and promotional expenses and an increase of $1.3 million in education related grant expenses.

Interest income, interest expense, other income/(expense), net, and provision for/(benefit from) income taxes

	Three Months Ended September 30,		2023 to 2022	Nine Months Ended September 30,		2023 to 2022
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)			(dollars in thousands)
Interest income	$36,442	$12,764	186%	$102,288	$17,206	494%
Interest expense	$(10,268)	$(10,005)	3%	$(30,409)	$(29,895)	2%
Other income/(expense), net	$(4,262)	$(4,302)	(1)%	$(1,425)	$(7,732)	(82)%
Provision for/(benefit from) income taxes	$682	$352	94%	$177	$350	(49)%
Interest income increased by $23.7 million and $85.1 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year, primarily due to a higher average amount invested in short-term and long-term investments, coupled with rising interest rates.
Interest expense and provision for/(benefit from) income taxes, net were all relatively flat (in terms of amount) for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively.
The change in other income/(expense), net was flat for the three months ended September 30, 2023 as compared to the same period in the prior year. The change in other income/(expense) was $6.3 million for the nine months ended September 30, 2023 as compared to the same period in the prior year, primarily driven by a $5.0 million business interruption insurance recovery recognized during the second quarter of 2023 related to a fourth quarter of 2021 Platform outage.
Liquidity and Capital Resources
As of September 30, 2023 and December 31, 2022, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments of $3.1 billion and $3.0 billion, respectively, which were primarily held for working capital purposes, capital expenditures and acquisitions. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
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

The following table presents the calculation of Covenant Adjusted EBITDA in accordance with the terms of the Indenture, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Calculation of Covenant Adjusted EBITDA:
Consolidated net loss	$(278,808)	$(301,902)	$(833,597)	$(642,656)
Add (deduct):
Interest income	(36,442)	(12,764)	(102,288)	(17,206)
Interest expense	10,268	10,005	30,409	29,895
Other (income)/expense, net	4,262	4,302	1,425	7,732
Provision for/(benefit from) income taxes	682	352	177	350
Depreciation and amortization	53,600	34,052	153,611	87,545
Stock-based compensation expense	220,022	161,359	617,288	420,042
Other non-cash charges(1)	—	—	6,988	—
Change in deferred revenue	130,957	187,991	360,112	336,928
Change in deferred cost of revenue	(23,477)	(32,519)	(62,074)	(49,189)
Covenant Adjusted EBITDA	$81,064	$50,876	$172,051	$173,441
(1)For the nine months ended September 30, 2023, includes impairment expense related to certain operating lease right-of-use assets and related property and equipment.
As of September 30, 2023, contractual obligations related to the 2030 Notes are remaining payments of $19.4 million in 2023 and $38.8 million each year from 2024 through 2029 and $1,019.4 million due in 2030. These amounts represent principal and interest cash payments over the term of the 2030 Notes. Any future redemption of the 2030 Notes could impact the amount or timing of our cash payments. For more information regarding the 2030 Notes, see Note 9, “Debt” to the notes to condensed consolidated financial statements.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash and cash equivalents provided by operating activities	$314,875	$250,077
Net cash and cash equivalents used in investing activities	$(2,773,964)	$(276,623)
Net cash and cash equivalents provided by financing activities	$61,266	$41,832
Operating activities
Our largest source of operating cash is cash collection from sales of Robux and monthly subscriptions. Our primary uses of cash from operating activities are for payment processing fees, personnel-related expenses, data center and infrastructure-related operations, developer exchange fees, and other operating expenses.
During the nine months ended September 30, 2023, cash and cash equivalents provided by operating activities was $314.9 million, which consisted of consolidated net loss of $833.6 million, adjusted by non-cash charges of $798.2 million and net cash inflows from the change in net operating assets and liabilities of $350.3 million. The non-cash charges were primarily comprised of stock-based compensation expense of $617.3 million and depreciation and amortization expense of $153.6 million. The net cash and cash equivalents inflow from the change in our net operating assets and liabilities was primarily due to a $360.1 million increase in deferred revenue, primarily due to bookings generated in the current period. The increase was further supplemented by a $93.2 million decrease in accounts receivable, primarily driven by collection of outstanding accounts receivable and partially offset by an increase in accounts receivable from bookings generated in the current period. The overall increase was offset by a $62.1 million increase in deferred cost of revenue, primarily due to payment processing fees incurred in the current period and a $46.8 million decrease in operating lease liabilities.
Investing activities
During the nine months ended September 30, 2023, cash and cash equivalents used in investing activities was $2,774.0 million, primarily consisting of $2,501.1 million of investment purchases – net of sales and maturities, capital expenditures of $255.5 million, and intangible asset purchases of $13.5 million.
Financing activities
During the nine months ended September 30, 2023, cash and cash equivalents provided by financing activities was $61.3 million, primarily consisting of $47.3 million from the exercise of stock options and purchase of shares under our employee stock purchase plan and $14.7 million of proceeds from debt issued by the Company’s fully consolidated subsidiary Roblox China Holding Corp. For more information regarding the debt issued by Roblox China Holding Corp., see Note 15, “Joint Venture” in the notes to condensed consolidated financial statements.
Off-Balance Sheet Arrangements
The Company has letters of credit in connection with its office facilities in San Mateo, California and data center facilities in Ashburn, Virginia and Chicago, Illinois which are not reflected in the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. The Company has not drawn down from the letters of credit and had $11.8 million available in aggregate as of September 30, 2023. We did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Contractual Obligations and Commitments
Contractual commitments include obligations under operating leases for office facilities and data center operations. There have been no material changes to the nature of our operating lease commitments since December 31, 2022 other than for lease commitments primarily related to office facilities and space for data center operations in the ordinary course of business. Refer to Note 4, “Leases” in the notes to condensed consolidated financial statements for more information on the Company’s lease obligations.
Other contractual commitments primarily consist of non-cancelable obligations with our data center hosting providers and software vendors. There have been no material changes in the Company’s purchase obligations since December 31, 2022 other than for non-cancelable obligations primarily related to data center hosting providers and software vendors in the ordinary course of business. Refer to Note 10, “Commitments and Contingencies” in the notes to condensed consolidated financial statements for additional information regarding our contractual commitments.
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
The satisfaction of the Company’s performance obligation is dependent on the nature of the virtual item purchased and as a result, the Company categorizes its virtual items as either consumable or durable.
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

Interest Rate Risk
As of September 30, 2023, our short-term and long-term investments primarily consist of debt securities, including corporate debt securities, commercial paper, U.S. Treasury securities, U.S. agency securities, foreign government securities, and certificates of deposits, totaling $2.5 billion. Our debt securities are subject to market risk due to changes in prevailing interest rates that may cause their fair values to fluctuate in the future. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our debt securities of approximately $21.3 million as of September 30, 2023. Such losses would only be realized if we sold the investments prior to maturity.
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
Foreign Currency Exchange and Inflation Risk
During the nine months ended September 30, 2023, there were no significant changes to our quantitative and qualitative disclosures about foreign currency exchange risk or inflation risk. For more information, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” set forth in the Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•If our business becomes constrained by changing legal and regulatory requirements, including with respect to privacy, data security and data protection, artificial intelligence (“AI”), consumer protection, communication, verified parental consent and user-generated content, or enforcement by government regulators, including fines, orders, or consent decrees in the US or other jurisdictions in which we operate, our operating results will suffer.
•The success of our business model is contingent upon our ability to provide a safe online environment for children to experience and if we are not able to continue to provide a safe environment, our business will suffer dramatically.
•If we are not able to provide sufficiently reliable services to our developers, creators, and users and maintain the performance of our Platform in the event of outages, constraints, disruptions or degradations in our services and our Platform, our business and reputation will suffer.
•If the security of our Platform is compromised, it could compromise our and our developers’, creators’, and users’ proprietary information, disrupt our internal operations and harm public perception of our Platform, which could cause our business and reputation to suffer.
•The global COVID-19 pandemic significantly affected our business and operations and may continue to do so in the future.
•The loss of one or more of the members of our senior management team or other key personnel (or the inability to attract senior management or other key personnel), in particular our Founder, President, CEO and Chair of our Board of Directors, David Baszucki, could significantly harm our business.
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
•Securities or industry analysts or other third parties may publish inaccurate or unfavorable research about us, our business or our market which may cause the market price and trading volume of our Class A common stock to decline.
•We may not be able to generate sufficient cash to service our debt and other obligations, including our obligations under our 3.875% Senior Notes due 2030 (the “2030 Notes”).
•Our indebtedness could have adverse consequences for us.

Risks Related to Our Business Generally
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses attributable to common stockholders of $924.4 million, $491.7 million and $253.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of September 30, 2023, we had an accumulated deficit of $2,736.6 million. We also expect our operating expenses to increase significantly in the long term, and if our DAU growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We expect our costs and investments to continue to increase in future periods as we intend to continue to make investments to grow our business, including an expected increase in infrastructure, stock-based compensation expenses, and acquisitions. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. In addition to the expected costs to grow our business, we have incurred and also expect to continue to incur significant additional legal, accounting, and other expenses as a recently public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
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
Historically our business has been highly seasonal, with the highest percentage of our bookings occurring in the fourth quarter when holidays permit our users to spend increased time on our Platform and lead to increased spend on pre-paid Robux gift cards, and we expect this trend to continue. We also typically see higher levels of engagement in the months of June, July and August, which are summer periods in the northern hemisphere, and lower levels of engagement in the post-summer months of September, October and November. We may also experience fluctuations due to factors that may be outside of our control that affect user or developer and creator engagement with our Platform. Additionally, from time to time, the U.S. and other key geographic markets have been impacted by economic and geopolitical instability, such as high levels of inflation, persistent unemployment, wage and income stagnation, rising interest rates, economic and trade sanctions, the Russian invasion of Ukraine, Hamas’ attack against Israel and the ensuing war, fluctuations in currency exchange rates and overall economic uncertainty, which could affect the buying power of our users, developers and creators, and lead to a reduced demand for our Platform and impact our results of operations in ways that are hard to predict. Moreover, we seek to further develop the live experiences available on our Platform, such as virtual concerts, classrooms, meetings, and conferences, and to offer commercial partners with branding opportunities in conjunction with key events, such as a product launch. These episodic experiences may also contribute to fluctuations in our quarterly results of operations. As our business matures, other seasonal trends may develop or these existing seasonal trends may become more extreme.

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
For the three months ended September 30, 2023, 30% of our revenue was attributable to Robux sales through the Apple App Store and 17% of our revenue was attributable to Robux sales through the Google Play Store. Because of the significant use of our Platform on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware.
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
The majority of the virtual items available on the Roblox Platform are durable virtual items, which when acquired are recognized ratably over the estimated period of time the virtual items are available to the user (estimated to be the average lifetime of a paying user). Every quarter, we complete an assessment of our estimated paying user life, which is used for revenue recognition of durable virtual items and calculated based on historical monthly retention data for each paying user cohort to project future participation on the Roblox Platform. We calculate the average historical monthly retention data by determining the weighted-average of monthly paying users that have spent time on the Roblox Platform. In 2021, our estimated paying user life was 23 months. In the first quarter of 2022, we updated our estimated paying user life from 23 months to 25 months, which was subsequently updated again to 28 months in the third quarter of 2022. Based on the carrying amount of deferred revenue and deferred cost of revenue as of December 31, 2021, these changes in estimates resulted in a decrease in revenue of $344.9 million and a decrease in cost of revenue of $79.3 million during the twelve months ended December 31, 2022. Much of the revenue we report in each quarter is the result of purchases of Robux during previous periods. Consequently, a decline in purchases of Robux in any one quarter will not be fully reflected in our revenue and operating results for that quarter. Any such decline, however, will negatively impact our revenue and operating results in future quarters. Accordingly, the effect of significant near-term downturns in purchases of Robux for a variety of reasons may not be fully reflected in our results of operations until future periods.
If our business becomes constrained by changing legal and regulatory requirements, including with respect to privacy, data security and data protection, consumer protection, and user-generated content, or enforcement by government regulators, including fines, orders, or consent decrees in the US or other jurisdictions in which we operate, our operating results will suffer.
Our future success will depend in part on market acceptance and widespread adoption across demographics and geographies of our Platform over other interactive entertainment offerings. Uncertainty over or changes in laws and regulations with respect to gaming and other interactive entertainment offerings could adversely affect our ability to operate or our developer’s ability to monetize their experiences in some geographies. In addition, the widespread availability of content generated by our developers and creators on our Platform is a newer development and the regulatory framework for broad dissemination of this content is new and evolving. Many states and foreign governments have enacted legislation designed to protect children and we expect additional legislation to be enacted. For example, the United Kingdom’s Age Appropriate Design Code (“AADC”) is one such regulatory framework that has been adopted in the United Kingdom that focuses on online safety and protection of children’s privacy online, and similar frameworks are being considered for adoption in other jurisdictions. Other states, including California, Utah, and Arkansas, have passed legislation imposing substantial new obligations upon companies that offer online services, products, or features “likely to be accessed” by children 17 years of age or under, or certain types of social media and digital services, respectively. The California legislation includes certain requirements and principles from the AADC including, among other things, data protection impact assessments and the implementation of privacy by design. The laws in Utah and Arkansas impose new restrictions and obligations in connection with users who are, or are deemed to be, under 18, including access restrictions and restrictions on abilities for minors to create accounts. Moreover, many jurisdictions are adding verified parental consent requirements before allowing children to create an account. These requirements may limit the use of our Platform or reduce or overall demand for our Platform, which could harm our business, financial condition and results of operation.

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
Our Platform hosts a number of experiences intended for audiences of varying ages, a significant percentage of which are designed to be experienced by children. As a user-generated content platform, it is relatively easy for developers, creators, and users to upload content that can be viewed broadly. We continue to make significant efforts to provide a safe and enjoyable experience for users of all ages. We invest significant technical and human resources to prevent inappropriate content on our Platform by reviewing all images, audio, video, and 3D models at the time of upload in order to block inappropriate content before users have a chance to encounter it on our Platform. Notwithstanding our efforts, from time to time inappropriate content is successfully uploaded onto our Platform and can be viewed by others prior to being identified and removed by us. Moreover, measures intended to make our Platform more attractive to an older, age verified audience, such as less highly moderated or unmoderated chat and the introduction of experiences with mature content, and new methods of communication could fail to gain sufficient market acceptance by its intended audience and may create the perception that our Platform is not safe for young users. In addition, the introduction of experiences for users who are 17 and older may cause some operating system providers, application stores or regulatory agencies to require a higher age rating for our Platform, which could cause us to become less attractive to younger users and harm our business, financial condition and results of operations. In addition, children may attempt to evade our age verification system, which could lead them to be exposed to inappropriate behavior by participating in experiences that are not age-appropriate or that feature spatial voice chat. This content could cause harm to our audience and to our reputation of providing a safe environment for children to play online. If we are unable to prevent, or are perceived as not being able to sufficiently prevent, all or substantially all age-inappropriate content from appearing on our Platform, parents and children will lose their trust in the safety of our Platform, which would harm our overall acceptance by these audiences and would likely result in significantly reduced revenue, bookings, profitability, and ultimately, our ability to continue to successfully operate our Platform.
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

In addition, various local, national, and foreign laws and regulations apply to our operations, including the Children’s Online Privacy Protection Act (“COPPA”), in the U.S., Article 8 of the EU’s General Data Protection Regulation (“GDPR”) and similar regulations in other jurisdictions. COPPA imposes strict requirements on operators of websites or online services directed to children under 13 years of age (or 16 years of age under other regulatory regimes). 42% of our DAUs were under the age of 13 during the three months ended September 30, 2023. COPPA requires companies to obtain verifiable parental consent before collecting personal information from children under the age of 13. Both the U.S. federal government and the states can enforce COPPA and violations of COPPA can lead to significant fines. No assurances can be given that our compliance efforts will be sufficient to avoid allegations of COPPA violations, and any non-compliance or allegations of non-compliance could expose us to significant liability, penalties and loss of revenue, significantly harm our reputation, and could be costly and time consuming to address or defend. To the extent we rely on consent for processing personal data under the GDPR, consent or authorization from the holder of parental responsibility is required in certain cases for the processing of personal data of children under the age of 16, and member states may enact laws that lower that age to 13. Additionally, in certain jurisdictions the law may allow minors to disaffirm their contracts, including our Terms of Use. If minors on our Platform are able to avoid enforcement of our Terms of Use under applicable law, it could have a material adverse impact on our business, financial condition, results of operations, and cash flow
Our reputation as a safe and civil environment for children is very important to our success and if we fail to protect users or we are perceived to be failing to protect users, our business will suffer and our results of operations could be materially and adversely affected.
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
•new products or features failing to gain market acceptance;
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
We collect and store personal data and certain other sensitive and proprietary information in the operation of our business, including developer, creator, and user information, and other confidential data. While we have implemented measures designed to prevent unauthorized access to or loss of our confidential data, mobile malware, ransomware, viruses, hacking, social engineering, spam, and phishing attacks have occurred and may occur on our Platform and our systems and those of our third-party service providers in the future. Because of the popularity of our Platform, we believe that we are an attractive target for these sorts of attacks and have seen the frequency of these types of attacks increase.
The techniques used to obtain unauthorized access to, or to sabotage, systems or networks are constantly evolving and generally are not recognized until launched against a target. Additionally, attackers have used AI and machine learning to launch more automated, targeted, and coordinated attacks against targets. Consequently, we may be unable to anticipate these techniques, detect or react in a timely manner, or implement preventive measures, which could result in delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents. The wide availability of open source software used in our Platform has exposed us to security vulnerabilities in the past and will likely continue to expose us to security vulnerabilities in the future. For example, in December 2021, a vulnerability in popular logging software, Log4j, was publicly announced. If left unpatched, the Log4j vulnerability could be exploited to allow unauthorized actors to execute code remotely on a system using Log4j. We have taken steps to ensure these vulnerabilities have been patched in our systems, but we cannot guarantee that all vulnerabilities have been patched in every system upon which we are dependent or that additional critical vulnerabilities of Log4j or other open source software upon which we rely will not be discovered. We also have incorporated AI into aspects of our Platform, and may continue to do so in the future. The use of AI solutions has resulted, and in the future, may result in security incidents, and our use of AI aspects may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those to secure our product development, test, evaluation, and deployment activities, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. From time to time, we do identify product vulnerabilities, including through our bug bounty program. Although we have policies and procedures in place designed to swiftly characterize the potential impact of such vulnerabilities and develop appropriate patching or upgrade recommendations, and also maintain policies and procedures related to vulnerability scanning and management of our internal corporate systems and networks, such policies and procedures may not be followed or detect every issue, and from time to time, we may need to proactively disable access to our Platform in order to provide necessary patching or upgrades.
Our Platform and service operate in conjunction with, and we are dependent upon, third-party products, services, and components. Our ability to monitor our third-party service providers’ data security is limited, and in any event, attackers may be able to circumvent our third-party service providers’ data security measures. There have been and may continue to be significant attacks on certain of our third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our Platform and service. If there is a security vulnerability, error, or other bug in one of these third-party products, services, or components and if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position. We and our service providers may be unable to anticipate these techniques, react, remediate, or otherwise address any security vulnerability, breach or other incident in a timely manner, or implement adequate preventative measures.

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

Initially, the COVID-19 pandemic and resulting social distancing, shelter-in-place and similar restrictions led to increased developer, creator, and user engagement on our Platform relative to our quarterly forecast and historic trends and accelerated adoption of our Platform. Those increases in user activity are not indicative of our financial and operating results in future periods. We have seen growth rates and other operating metrics moderate as pandemic-related restrictions have lifted, although users and engagement levels remain higher than before the onset of the COVID-19 pandemic. The long-term effects of the COVID-19 pandemic and recovery from it on society and developer, creator, and user engagement remain uncertain. There can be no assurance that, as a result of the COVID-19 pandemic, recovery from it, or other global macroeconomic conditions, users will not reduce their usage or engagement with our Platform or reduce their discretionary spending on Robux, which would adversely impact our revenue and financial condition.
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
During the three months ended September 30, 2023, we averaged 70.2 million DAUs. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Our DAU growth rate has fluctuated in the past and may slow in the future due to various factors including: the introduction of new experiences or virtual items on our Platform, performance issues with our Platform, higher market penetration rates, the availability of our Platform across markets and user demographics, which may be impacted by regulatory or legal requirements, including the use of verified parental consent, changing responses to outbreaks of COVID-19, and competition from a variety of entertainment sources for our users and their time. For example, while our DAUs have grown sequentially on a quarterly basis for most of the last several years, there have been months where they have not or have grown at a slower pace, often due to seasonal or other factors. In addition, our strategy seeks to expand the age groups and geographic markets that make up our users, and if and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in DAUs will need to come from other age or geographic cohorts, which may be difficult, costly or time consuming for us to achieve. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, or we fail to effectively monetize users in certain geographic markets, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
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
To execute our growth plan, we must attract and retain highly qualified employees, and we may incur significant costs to attract and retain such employees. We face intense competition from other internet and high growth publicly-traded and private companies, especially with respect to engineers with high levels of experience in our industry, and as we expand the use of AI on our Platform, in particular in the San Francisco Bay Area where our headquarters are located. Although a number of companies in the San Francisco Bay Area have implemented layoffs recently and wage growth has tempered in recent months, unemployment in the U.S. remains below historical levels, and we continually evaluate our strategy for attracting, compensating and retaining our employees.
We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with the appropriate qualifications. Many of the companies with which we compete for qualified employees have greater resources than we have and may offer compensation packages that are perceived to be better than ours. For example, job candidates and existing employees carefully consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly qualified employees. Changes in our compensation structure may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. Additionally, certain of our employees have received, and may in the future receive, significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. Further, our current and future office environments or work policies may not meet the expectations of our employees or prospective employees. We have recently asked many of our remote employees to relocate to our headquarters in the San Francisco Bay Area and we have experienced and may continue to experience attrition due to our in-office hybrid work environment as certain employees may desire to remain fully remote. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected. Additionally, restrictive immigration laws may impact our ability to hire the talent that we need to continue to enhance our Platform, which could have an adverse impact on our business, financial condition, and results of operations. It is difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our technology professionals.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovative approach, creativity, and teamwork fostered by our culture and our business could be harmed.
We believe that a critical component of our success has been our culture. We have invested substantial time and resources in building out our team with an emphasis on shared values and a commitment to diversity and inclusion. As we continue to grow and develop the infrastructure associated with being a public company and hybrid work model, we will need to expend significant efforts to maintain our culture among a larger number of employees. We have recently asked many of our remote employees to relocate to our headquarters in the San Francisco Bay Area. Requiring employee relocation has created and may continue to create, challenges, including challenges maintaining our corporate culture, increasing attrition or limiting our ability to attract employees if individuals prefer to continue working full time at home or in a different location than our headquarters. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our mission to connect a billion people with optimism and civility.
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
•we fail to increase penetration and engagement across all demographics or measures intended to make our Platform more attractive to older-age verified users create the perception that our Platform is not safe for young users;
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
We operate our Platform throughout the world and are subject to risks and challenges associated with international business. For the three months ended September 30, 2023, approximately 78% of our DAUs and 35% of our revenue was derived from outside the U.S. and Canada region. We intend to continue to expand internationally, and this expansion is a critical element of our future business strategy. However, as we continue to expand internationally, including into developing countries where consumer discretionary spending is relatively weak, while our DAUs increase, the growth rate of our bookings could decelerate due to weaker spending by users from those regions, and our ABPDAU has been and may continue to be negatively impacted. While we have a number of developers, creators, and users outside of the U.S., we have limited offices located outside of the U.S. and Canada, and there is no guarantee that our international expansion efforts will be successful. The risks and challenges associated with expanding our international presence and operations include:
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
•uncertainty regarding the imposition of and changes in the U.S.’ and other governments’ trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, and without limitation, including the evolving relations between the U.S. and China, evolving relations with Russia due to Russia’s invasion of Ukraine, and the escalation of regional tension as a result of Hamas’ attack against Israel and the ensuing war; and
•natural disasters, acts of war, and terrorism, and resulting changes to laws and regulations, including changes oriented to protecting local businesses.
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
Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. If our investors or developers do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. Our developers, creators and partners may also be less willing to allocate their budgets or resources to our Platform, which could seriously harm our business.
Some developers, creators, and users on our Platform may make unauthorized, fraudulent, or illegal use of Robux and other digital goods or experiences on our Platform, including through unauthorized third-party websites or “cheating” programs.
Robux and digital goods on our Platform have no monetary value outside of our Platform, but users have made and may in the future make unauthorized, fraudulent, or illegal sales and/or purchases of Robux and other digital goods on or off of our Platform, including through unauthorized third-party websites in exchange for real-world currency. For example, some users have made fraudulent use of credit cards owned by others on our Platform to purchase Robux and offer the purchased Robux for sale at a discount on a third-party website. For the three months ended September 30, 2023, total chargebacks to us from this fraud was approximately 3.4% of bookings.
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
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need for developers and creators to develop new experiences and virtual items, enhance our existing experiences, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our Class A common stock. Any debt financing that we secure in the future could involve offering security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of the COVID-19 pandemic, the conflict in Ukraine, Hamas’ attack against Israel and the ensuing war, market downturn, inflation, instability in the banking sector, and growing fears of a national or global recession, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition or results of operations may be harmed.
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
We have made and are continuing to make investments in privacy, data protection, user safety, data security, and content review efforts to combat misuse of our services and user data by third parties, including investigations of individuals we have determined to have attempted to access and, in some cases, have accessed, user data without authorization. Our internal teams also continually monitor and address any unauthorized attempts to access data stored on servers that we own or control or data available to our third-party customer service providers. As a result of these efforts, we have discovered and disclosed, and anticipate that we will continue to discover and disclose, additional incidents of misuse of or unauthorized access of user data or other undesirable activity by third parties. We have taken steps to protect the data that we have access to, but despite these efforts, our security measures, or those of our third-party service providers, could be insufficient or breached as a result of third-party action, malfeasance, employee errors, service provider errors, technological limitations, defects or vulnerabilities in our Platform or otherwise. Additionally, many of our employees and third-party service providers with access to user data currently are and may in the future be working remotely, which may increase our or our third-party service providers’ risk of security breaches or incidents. Moreover, the risk of state-supported and geopolitical-related cyber-attacks may increase in connection with the war in Ukraine and any related political or economic responses and counter-responses. We may not discover all such incidents or activity or be able to respond to or otherwise address them, promptly, in sufficient respects or at all. Such incidents and activities have in the past, and may in the future, involve the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, theft of in-game currency or virtual items in valid user accounts, and activities that threaten people’s safety on- or offline. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments, whether actual or perceived, may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such developments may also subject us to future litigation and regulatory inquiries, investigations, and proceedings, including from data protection authorities in countries where we offer services and/or have users, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. For the three months ended September 30, 2023, approximately 78% of our DAUs and 35% of our revenue was derived from outside the U.S. and Canada region. While we periodically adjust the price of Robux to account for the relative value of this local currency to the U.S. dollar these adjustments are not immediate nor do they typically exactly track the underlying currency fluctuations. As a result, rapid appreciation of the U.S. dollar against these foreign currencies has harmed and may in the future harm our reported results and cause the revenue derived from our foreign users and overall revenue to decrease. In addition, even if we do adjust the cost of our Robux in foreign markets to fluctuations in the U.S. dollar, such fluctuations could change the costs of purchasing Robux to our users outside of the U.S., which may adversely affect our business, results of operations and financial condition, or improve our financial performance.
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
As of December 31, 2022, we had federal net operating loss carryforwards of $2,026.6 million, which do not expire, state net operating loss carryforwards of $893.0 million, which begin to expire in 2023, and foreign net operating loss carryforwards of $54.5 million, which begin to expire in 2024. Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. All of the $2,026.6 million of federal net operating losses are carried forward indefinitely but the deductibility of these losses is generally limited to 80% of current year taxable income for taxable years beginning after December 31, 2020. Our net operating loss carryforwards may also be subject to limitations under state law. If our net operating loss carryforwards and other tax attributes expire before utilization or are subject to limitations, our business and financial results could be harmed.
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
In some cases, our software and experiences are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce and trade and economic sanctions, including those administered by OFAC, which we collectively refer to as Trade Control Laws and Regulations. Thus, we are subject to laws and regulations that could limit our ability to offer access or full access to our Platform and experiences to certain persons and in certain countries or territories. For example, certain U.S. laws and regulations administered and enforced by OFAC, may limit our ability to give certain users, developers, and creators access to aspects of our Platform and experiences. Trade Control Laws and Regulations are complex and dynamic, and monitoring and ensuring compliance can be challenging. In addition, we rely on our payment processors for compliance with certain of these Trade Control Laws and Regulations, including preventing paid activity by users, developers, and creators that attempt to access our Platform from various jurisdictions comprehensively sanctioned by OFAC, including Cuba, Iran, North Korea, Syria, and sanctioned regions of Ukraine. Users, developers, and creators from certain of these countries and territories have access to our Platform and experiences and there can be no guarantee we will be found to have been in full compliance with Trade Control Laws and Regulations during all relevant periods. Any failure by us or our payment processors to comply with the Trade Control Laws and Regulations may lead to violations of the Trade Control Laws and Regulations that could expose us to liability. Additionally, following Russia’s invasion of Ukraine, the United States and other countries imposed certain economic sanctions and severe export control restrictions against Russia and Belarus, could impose wider sanctions and additional export restrictions or take other actions that could impact our business should the conflict further escalate. Any failure to comply with applicable laws and regulations also could have negative consequences for us, including reputational harm, government investigations, and monetary penalties.
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
We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax liability and reporting obligations and effective tax rates and otherwise adversely affect our tax positions, cost of compliance, and/or our tax liabilities. For example, the Organization for Economic Cooperation and Development has proposed the Pillar Two framework as part of the OECD/G20 Base Erosion and Profit Shifting (BEPS) Project, which makes changes to existing tax laws, including a 15% global minimum tax. Several countries have enacted tax legislation with proposals from the Pillar Two framework, with an effective date starting in 2024. In addition, the E.U.’s Directive 2011/16/EU on administrative cooperation in the field of taxation (referred to as “DAC7”) has required, and may continue to require, us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. Any developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our compliance costs, effective tax rate, and our operating results. There can be no assurance that our effective tax rates, tax payments, or tax credits and incentives will not be adversely affected by these or other developments or changes in law.
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
Certain privacy, biometrics, data security, and data protection laws and regulations, have placed and will continue to place significant privacy, data protection, and data security obligations on organizations such as ours and may require us to continue to change our policies and procedures. For example, the GDPR, which came into force in May 2018, imposed more stringent data protection requirements regarding EU personal data, and its provisions include increasing the maximum level of fines that EU regulators may impose for the most serious breaches of noncompliance of €20 million or 4% of annual global revenues of the previous year, whichever is greater. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer harm, (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR, and (iii) the ability of supervisory authorities to impose orders requiring companies to modify their practices. If we are found not to be compliant with GDPR or similar requirements, including obligations to comply with data protection requirements when transferring personal data from the European Economic Area (“EEA”), Switzerland, and the United Kingdom (“U.K.”) to the U.S., we may be subject to significant fines and the risk of civil litigation. We also may experience additional costs associated with increased compliance burdens, be subject to different standards and interpretations from different regulators, be required to engage in new contract negotiations with third parties that process data on our behalf, and be limited in our ability to process personal data from the EEA, Switzerland and the U.K. Further, even the perception of such noncompliance may result in reputational damage, and our business may be seriously harmed.
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
We are also monitoring updated guidance from the United Kingdom’s Information Commissioner Office (“ICO”) on the AADC, which focuses on online safety and protection of children’s privacy online. The AADC became effective September 2, 2021, and noncompliance with the AADC may result in audits or other proceedings by the ICO, the regulatory body set up to uphold information rights in the United Kingdom, and other regulators in the EEA or Switzerland, as noncompliance with the AADC may indicate noncompliance with applicable data protection law. In addition, we are monitoring developments with the DSA, which came into force on November 16, 2022, and will become fully applicable on February 17, 2024. The DSA imposes new content moderation obligations, notice and transparency obligations, advertising restrictions and other requirements on digital platforms to protect consumers and their rights online. Noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which are in addition to the ability of civil society organizations and NGOs to lodge class action lawsuits. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and laws and regulations of applicable EU Member States and the United Kingdom relating to privacy, data security and data protection in connection with any measures we take to comply with them.

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
In addition, the CCPA, which established a new privacy framework for covered businesses such as ours, went into effect in January 2020, requiring us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Additionally, the California Privacy Rights Act (“CPRA”), was approved in November 2020, and significantly modified the CCPA. The CPRA went into effect on January 1, 2023 and, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new agency to implement and enforce the law. Further, the CCPA has prompted similar legislative developments in other states in the U.S., including laws enacted in Virginia, Colorado, Utah, Connecticut, Florida, Iowa, Indiana, Montana, Tennessee, Oregon, Delaware, and Texas. These developments create the potential for a patchwork of overlapping but different state laws. California also had enacted the California Age-Appropriate Design Code Act (or the “ADCA”), which was expected to implement into law certain principles taken from the AADC, among other things, and imposes substantial new obligations upon companies that offer online services, products, or features “likely to be accessed” by children, defined under the ADCA as anyone under 18 years of age. The United States District Court for the Northern District of California recently granted a preliminary injunction, which prevents the ADCA from going into effect. Florida, Utah, Texas, and many other states have also passed their own laws that require verifiable parental consent or impact companies that process children’s personal data. These developments create the potential for a patchwork of overlapping but different state laws. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business. The potential effects of new and evolving legislation relating to privacy, data security, and data protection are far-reaching, create the potential for a patchwork of overlapping but different laws, and may require us to modify practices and policies, incur substantial costs and expenses in an effort to comply, or restrict our operations Additionally, requirements for verified parental consent before allowing children to create an account may limit the use of our Platform or reduce or overall demand for our Platform, which could harm our business, financial condition and results of operation.
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
We are subject to a variety of laws in the U.S. and abroad that affect our business. As a global Platform with users in over 180 countries, we are subject to a myriad of regulations and laws regarding consumer protection, including the use of prepaid cards, subscriptions, advertising, electronic marketing, protection of minors, including verified parental consent, privacy, biometrics, data security, data protection and data localization requirements, AI, online services, online gaming, anti-competition, freedom of speech, labor, real estate, taxation, escheatment, intellectual property ownership and infringement, tax, export and national security, tariffs, anti-corruption and telecommunications, all of which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us, which in some cases can be enforced by private parties in addition to government entities, are often uncertain and may be conflicting, particularly laws outside the U.S., and compliance with laws, regulations and similar requirements may be burdensome and expensive. Laws and regulations may be inconsistent from jurisdiction to jurisdiction, which may increase the cost of compliance and doing business and expose us to possible litigation, penalties or fines. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could make our Platform less attractive to our users, developers, or creators or cause us to change or limit our ability to sell our Platform. We have policies and procedures designed to ensure compliance with applicable laws and regulations, but we cannot assure you that we will not experience violations of such laws and regulations or our policies and procedures.
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
If securities or industry analysts or other third parties do not publish research or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendation regarding our Class A common stock adversely, the market price and trading volume of our Class A common stock could decline.
The market price and trading volume for our Class A common stock will depend in part on the research and reports that securities or industry analysts and other third parties publish about us, our business, our market or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations or incorrect. If any of the analysts who cover us change their recommendation regarding our Class A common stock adversely, provide more favorable relative recommendations about our competitors or publish inaccurate or unfavorable research about our business, the price of our Class A common stock would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which could cause the price and trading volume of our Class A common stock to decline.

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
We are and/or may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, privacy, biometrics, data security, data protection, product liability, consumer protection, employment, class action, whistleblower, contract, securities, tort, civil Racketeer Influenced and Corrupt Organizations Act (“RICO”), and other litigation claims, including claims related to our use of generative AI, and governmental and other regulatory investigations and proceedings. We have been and may continue to be subject to legal proceedings asserting claims arising from allegations that we disabled access to virtual items found to violate our Terms of Use, that we have facilitated gambling by minors, that we have misrepresented the safety of our Platform, and suits related to our refund policies. In these and similar lawsuits brought on behalf of child users, the court may allow minors to disaffirm or avoid enforcement of our Terms of Use, depending on the circumstances. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
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
Geopolitical developments, such as the war in Ukraine, Hamas’ attack against Israel and the ensuing war, and tensions with China, and the responses by central banking authorities to control inflation, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Adverse macroeconomic conditions, including lower consumer confidence, slower growth or recession, changes to fiscal and monetary policy, inflation, higher interest rates, currency fluctuations, the availability and cost of credit, and the strength of the economies in which we and our users are located, have adversely affected and may continue to adversely affect our condensed consolidated financial condition and results of operations.
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
On August 28, 2023, Amy Rawlings, the Company’s Chief Accounting Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Ms. Rawlings’ Rule 10b5-1 trading plan provides for the sale of up to a maximum of 40,928 shares of Class A Common Stock that she has received or will receive following the vesting of various RSU grants. Ms. Rawlings’ Rule 10b5-1 trading plan expires on September 30, 2024, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).
No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement,” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits.

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39763	3.1	May 13, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39763	3.1	September 14, 2023
10.1	Amended and Restated Roblox Corporation Deferred Compensation Plan and Adoption Agreement.	8-K	001-39763	10.1	September 14, 2023
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Roblox Corporation

Date: November 8, 2023	By:	/s/ Michael Guthrie

Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)