Form 10-Q
period 2024-03-31
Roblox Corp
filed 2024-05-09
CIK 1315098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 15, 2024, the registrant had approximately 591.3 million shares of Class A common stock and 48.7 million of Class B common stock outstanding, each with a par value of $0.0001 per share.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “plan,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “would,” “intend,” “shall,” “contemplate,” “opportunity,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our expectations regarding future financial performance, including but not limited to our expectations regarding revenue, cost of revenue, changes in the estimated average lifetime of a paying user, operating expenses, operating losses, operating leverage, and our key metrics, and our ability to achieve and maintain future profitability;
•our ability to successfully execute our business and growth strategy, including our potential to scale and grow our advertising business, our international users, developers, and creators and our ability to create new revenue opportunities;
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
While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our platform is used. These metrics are determined by using internal data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. This platform tracks user account and session activity. If we fail to maintain an effective analytics platform, our metrics calculations may be inaccurate. These metrics are also determined by certain demographic data provided to us by the user, such as age or gender. If our users provide us with incorrect or incomplete information, then our estimates may be inaccurate. Our estimates also may change as our methodologies and platform evolve, including through the application of new data sets or technologies or as our platform changes with new features and enhancements.
We believe that these metrics are reasonable estimates of our user base for the applicable period of measurement, and that the methodologies we employ and update from time-to-time to create these metrics are reasonable bases to identify trends in user behavior. Because we update the methodologies we employ to create metrics, our current period metrics may not be comparable to those in prior periods. For example, in the first quarter of 2023, we revised the methodology we use to calculate average monthly unique payers for payers who purchased prepaid cards through one of our specified distributors (the impact to average new and returning monthly unique payers and average bookings per monthly unique payer in periods prior to the first quarter of 2023 was not significant). Similarly, our metrics may differ from estimates published by third parties or from similarly-titled metrics from other companies due to differences in methodology. Finally, the accuracy of our metrics may be affected by certain factors relating to user activity and our platform's systems and our ability to identify and detect attempts to replicate legitimate user activity, often referred to as botting. See the section titled “Risk Factors—Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may significantly harm and negatively affect our reputation and our business.”
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
The geographic location data collected is based on the IP address associated with the account when an account is initially registered on Roblox. The IP address may not always accurately reflect a user’s actual location at the time they engaged with our platform. Historically, we have grouped Xbox users into Rest of World for the purposes of our reporting (since the fourth quarter of 2020, Xbox users have represented less than 2% of our total quarterly DAUs and quarterly hours engaged). Beginning in the fourth quarter of 2023, Xbox users are reported in their respective geographies.
Because DAUs measure account activity and an individual user may actively use our platform within a particular day on multiple accounts for which that individual registered, our DAUs are not a measure of unique individuals accessing Roblox. Additionally, if undetected, fraud and unauthorized access to our platform may contribute, from time to time, to an overstatement of DAUs. In many cases, fraudulent accounts are created by bots to inflate user activity for a particular developer’s content on our platform, thus making the developer’s experience (which refer to the titles that have been created by developers) or other content appear more popular than it really is. We strive to detect and minimize fraud and unauthorized access to our platform. See the sections titled “Risk Factors—Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may significantly harm and negatively affect our reputation and our business,” and “Risk Factors—Some developers, creators, and users on our Platform may make unauthorized, fraudulent, or illegal use of Robux and other digital goods or experiences on our Platform, including through unauthorized third-party websites or “cheating” programs.”

Hours Engaged
We define hours engaged as the time spent by our users on the platform. We calculate total hours engaged as the aggregate of user session lengths in a given period. We estimate this length of time using internal company systems that track user activity on our platform as discrete events, and aggregate these discrete activities into a user session. A given user session on our platform may include, among other things, time spent in experiences, in Roblox Studio, in platform features such as chat and avatar personalization, in the Creator Store, and some amount of non-active time due to limits within the tracking systems and our estimation methodology. User sessions on our platform may be tracked differently across devices and platforms, including mobile, tablet, web, desktop, and game console due to inherent differences in functionality and user behaviors. As we continue to develop new features and products, we expect that our user session calculation will continue to evolve. We continue to review our user session calculation methodologies and may develop alternative calculation methods to increase consistency and accuracy in future periods.
We track hours engaged as an indicator of the user engagement on our platform. Hours engaged are also broken out by geographic region to help us understand the global engagement on our platform.
We continuously strive to increase the sophistication of our company systems to detect different user activities, including botting, non-active time and other activities across all devices. As we continue to improve our ability to detect and deter certain user behaviors on the platform and different devices, including unauthorized use of our platform, we may see an impact to our overall hours engaged as our measurement systems evolve and our efforts to reduce botting become more successful.
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
We believe bookings provide a timelier indication of trends in our operating results that are not necessarily reflected in our revenue as a result of the fact that we recognize the majority of revenue over the estimated average lifetime of a paying user, which was 28 months as of March 31, 2024. The change in deferred revenue constitutes the vast majority of the reconciling difference from revenue to bookings. By removing these non-cash adjustments, we are able to measure and monitor our business performance based on the timing of actual transactions with our users and the cash that is generated from these transactions. Over the long-term, the factors impacting our revenue and bookings trends are the same. However, in the short-term, there are factors that may cause revenue and bookings trends to differ.
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
ABPDAU
We define ABPDAU as bookings in a given period divided by the DAUs for such period. We primarily use ABPDAU as a way to understand how we are monetizing across all of our users through the sale of virtual currency and subscriptions. ABPDAU is also broken out by geographic region to help us understand the global monetization on our platform.

Average New and Returning Monthly Unique Payers and Monthly Repurchase Rate
We define new monthly unique payers as user accounts that made their first payment on the platform, or via redemption of prepaid cards, during a given month. Average new monthly unique payers for a specified period is the average of the new monthly unique payers for each month during that period. Because we do not always have the data necessary to link an individual who has paid under multiple user accounts, an individual may be counted as multiple new monthly unique payers.
We define returning monthly unique payers as user accounts that have made a payment on the platform, or via redemption of prepaid cards, in the current month and in any prior month. Average returning monthly unique payers for a specified period is the average of the returning monthly unique payers for each month during that period. Because we do not always have the data necessary to link an individual who has paid under multiple user accounts, an individual may be counted as multiple returning monthly unique payers.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ROBLOX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	As of
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$866,414	$678,466
Short-term investments	1,543,819	1,514,808
Accounts receivable—net of allowances	331,677	505,769
Prepaid expenses and other current assets	88,537	74,549
Deferred cost of revenue, current portion	525,570	501,821
Total current assets	3,356,017	3,275,413
Long-term investments	1,059,246	1,043,399
Property and equipment—net	691,292	695,360
Operating lease right-of-use assets	715,501	665,107
Deferred cost of revenue, long-term	292,509	283,326
Intangible assets, net	47,938	53,060
Goodwill	141,956	142,129
Other assets	10,212	10,284
Total assets	$6,314,671	$6,168,078
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$49,078	$60,087
Accrued expenses and other current liabilities	273,649	271,121
Developer exchange liability	292,676	314,866
Deferred revenue—current portion	2,513,339	2,406,292
Total current liabilities	3,128,742	3,052,366
Deferred revenue—net of current portion	1,393,807	1,373,250
Operating lease liabilities	693,815	646,506
Long-term debt, net	1,005,338	1,005,000
Other long-term liabilities	30,282	22,330
Total liabilities	6,251,984	6,099,452
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value; 5,000,000 authorized as of March 31, 2024 and December 31, 2023, 639,734 and 631,221 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; Class A common stock—4,935,000 shares authorized as of March 31, 2024 and December 31, 2023, 591,056 and 581,135 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; Class B common stock—65,000 shares authorized as of March 31, 2024 and December 31, 2023, 48,678 and 50,086 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively
	61	61
Additional paid-in capital	3,407,986	3,134,946
Accumulated other comprehensive income/(loss)	(5,589)	1,536
Accumulated deficit	(3,330,857)	(3,060,253)
Total Roblox Corporation Stockholders’ equity	71,601	76,290
Noncontrolling interests	(8,914)	(7,664)
Total Stockholders’ equity	62,687	68,626
Total Liabilities and Stockholders’ equity	$6,314,671	$6,168,078
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$801,300	$655,344
Cost and expenses:
Cost of revenue(1)	178,866	151,841
Developer exchange fees	202,405	182,440
Infrastructure and trust & safety	226,934	211,044
Research and development	362,065	275,537
General and administrative	97,824	97,574
Sales and marketing	35,534	26,755
Total cost and expenses	1,103,628	945,191
Loss from operations	(302,328)	(289,847)
Interest income	42,170	31,082
Interest expense	(10,363)	(10,012)
Other income/(expense), net	(346)	(440)
Loss before income taxes	(270,867)	(269,217)
Provision for/(benefit from) income taxes	1,053	731
Consolidated net loss	(271,920)	(269,948)
Net loss attributable to noncontrolling interests	(1,316)	(1,635)
Net loss attributable to common stockholders	$(270,604)	$(268,313)
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.44)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	635,020	606,637
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Consolidated net loss	$(271,920)	$(269,948)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(678)	(68)
Net change in unrealized gains/(losses) on available-for-sale marketable securities	(6,381)	(575)
Other comprehensive loss, net of tax	(7,059)	(643)
Total comprehensive loss, including noncontrolling interests	(278,979)	(270,591)
Less: net loss attributable to noncontrolling interests	(1,316)	(1,635)
Less: cumulative translation adjustments attributable to noncontrolling interests	66	(34)
Other comprehensive loss attributable to noncontrolling interests, net of tax	(1,250)	(1,669)
Total comprehensive loss attributable to common stockholders	$(277,729)	$(268,922)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
Three Months Ended March 31, 2024

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	631,221	$61	$3,134,946	$1,536	$(3,060,253)	$(7,664)	$68,626
Issuance of common stock upon exercise of stock options	2,594	—	7,796	—	—	—	7,796
Issuance of common stock under Employee Stock Purchase Plan	1,085	—	24,742	—	—	—	24,742
Vesting of restricted stock units	4,834	—	—	—	—	—	—
Stock-based compensation expense	—	—	240,502	—	—	—	240,502
Other comprehensive income/(loss)	—	—	—	(7,125)	—	66	(7,059)
Net loss	—	—	—	—	(270,604)	(1,316)	(271,920)
Balance at March 31, 2024	639,734	$61	$3,407,986	$(5,589)	$(3,330,857)	$(8,914)	$62,687
Three Months Ended March 31, 2023

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	604,674	$59	$2,213,603	$671	$(1,908,307)	$(991)	$305,035
Issuance of common stock upon exercise of stock options	2,263	1	5,912	—	—	—	5,913
Issuance of common stock under Employee Stock Purchase Plan	639	—	19,921	—	—	—	19,921
Vesting of restricted stock units	2,911	—	—	—	—	—	—
Stock-based compensation expense	—	—	184,904	—	—	—	184,904
Other comprehensive income/(loss)	—	—	—	(609)	—	(34)	(643)
Net loss	—	—	—	—	(268,313)	(1,635)	(269,948)
Balance at March 31, 2023	610,487	$60	$2,424,340	$62	$(2,176,620)	$(2,660)	$245,182
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Consolidated net loss	$(271,920)	$(269,948)
Adjustments to reconcile net loss including noncontrolling interests to net cash and cash equivalents provided by operations:
Depreciation and amortization expense	53,741	47,412
Stock-based compensation expense	240,502	184,904
Operating lease non-cash expense	27,722	21,244
(Accretion)/amortization on marketable securities, net	(19,998)	(12,122)
Amortization of debt issuance costs	338	324
Impairment expense, (gain)/loss on investment and other asset sales, and other, net	63	8,236
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	174,068	113,193
Prepaid expenses and other current assets	(15,310)	(8,359)
Deferred cost of revenue	(33,368)	(20,137)
Other assets	51	(2,158)
Accounts payable	(3,576)	18,307
Accrued expenses and other current liabilities	(9,221)	(17,004)
Developer exchange liability	(22,190)	(3,865)
Deferred revenue	129,184	123,783
Operating lease liabilities	(19,103)	(11,999)
Other long-term liabilities	7,963	1,970
Net cash and cash equivalents provided by operating activities	238,946	173,781
Cash flows from investing activities:
Acquisition of property and equipment	(46,680)	(91,359)
Purchases of intangible assets	(1,200)	(500)
Purchases of investments	(1,032,756)	(2,340,200)
Maturities of investments	873,820	—
Sales of investments	128,232	84,279
Net cash and cash equivalents used in investing activities	(78,584)	(2,347,780)
Cash flows from financing activities:
Proceeds from issuance of common stock	32,670	25,472
Payments related to business combination, after acquisition date	(4,450)	(750)
Net cash and cash equivalents provided by financing activities	28,220	24,722
Effect of exchange rate changes on cash and cash equivalents	(634)	(68)
Net increase/(decrease) in cash and cash equivalents	187,948	(2,149,345)
Cash and cash equivalents
Beginning of period	678,466	2,977,474
End of period	$866,414	$828,129
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses and other liabilities	$30,084	$109,617
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
The Company’s fiscal year ends on December 31. For example, references to fiscal year 2024 and 2023 refer to the fiscal year ending December 31, 2024 and December 31, 2023, respectively.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 21, 2024.
In the Company’s opinion, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended March 31, 2024 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other interim period.
For a discussion of the Company’s significant accounting policies, refer to the header “Foreign Currency Transactions” below, as well as the significant accounting policies as described in the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 21, 2024.
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
Foreign Currency Transactions
Beginning January 1, 2024, the functional currency of certain non-U.S. dollar functional currency international subsidiaries was re-assessed from the U.S. dollar to the local currency that the international subsidiary operates in. Prior to January 1, 2024, the functional currency of the Company’s international subsidiaries was primarily the U.S. dollar. The effects of the changes in functional currency were not significant to our condensed consolidated financial statements.
The Company translates the financial statements of non-U.S. dollar functional currency subsidiaries to U.S. dollars using the period-end exchange rate for assets and liabilities and the average exchange rate for the period for revenues and expenses. The effects of foreign currency translation are included in stockholders’ equity and periodic movements are summarized as a line item in the condensed consolidated statements of comprehensive loss.
The Company reflects foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to the functional currency, which includes gains and losses from the remeasurement of assets and liabilities, as a component of other income/(expense), net.
Recent Accounting Pronouncements
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

3. Revenue from Contracts with Customers
The following table summarizes revenue by region based on the billing country of users (in thousands, except percentages):

	Three Months Ended March 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$509,564	64%	$425,763	65%
Europe	145,564	18	118,530	18
Asia-Pacific, including Australia and New Zealand	85,274	11	65,128	10
Rest of world	60,898	7	45,923	7
Total	$801,300	100%	$655,344	100%
(1)The Company’s revenues in the United States were 60% and 61% of consolidated revenue for the three months ended March 31, 2024 and 2023, respectively.
No individual country, other than the United States, exceeded 10% of the Company’s consolidated revenue for any period presented.
Durable virtual items accounted for 92% and 90% of virtual item-related revenue in the three months ended March 31, 2024 and 2023, respectively. Consumable virtual items accounted for 8% and 10% of virtual item-related revenue in the three months ended March 31, 2024 and 2023, respectively.
The estimated average lifetime of a paying user was 28 months during the three months ended March 31, 2024 and 2023. Following the Company’s assessment of the estimated average lifetime of a paying user completed at the onset of each quarter, beginning April 1, 2024, the estimated average lifetime of a paying user changed from 28 months to 27 months. Based on the carrying amount of deferred revenue and deferred cost of revenue as of March 31, 2024, the April 1, 2024 change in estimate will result in an increase in revenue and cost of revenue of $58.9 million and $12.4 million, respectively, during the three months ended June 30, 2024 and an increase in revenue and cost of revenue of $98.0 million and $20.4 million, respectively, during the twelve months ended December 31, 2024.
Refer to the heading “Basis of Presentation and Summary of Significant Accounting Policies — Revenue Recognition” as described in the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 21, 2024 for further background on the Company’s process to estimate the average lifetime of a paying user.
Deferred Revenue
The Company receives payments from its users based on the payment terms established in its contracts. Such payments are initially recorded to deferred revenue and are recognized into revenue as the Company satisfies its performance obligations. The aggregate amount of revenue allocated to unsatisfied performance obligations is included in our deferred revenue balances.
The increase in deferred revenue for the three months ended March 31, 2024 was driven by sales during the period exceeding revenue recognized from the satisfaction of our performance obligations, which includes the revenue recognized during the period that was included in the current portion of deferred revenue at the beginning of the period. During the three months ended March 31, 2024, we recognized $704.4 million of revenue that was included in the current deferred revenue balance as of December 31, 2023.

4. Leases
On February 7, 2024, the Company executed a lease assignment as sub-lessee pursuant to which the Company will sublease approximately 133,137 square feet of office space in San Mateo, California for a lease term of approximately four years (the “2024 Sub-Lessee Agreement”). Concurrent with the execution of the 2024 Sub-Lessee Agreement, the Company executed a sublease as sub-lessor pursuant to which it will sublease approximately 61,773 square feet of its San Mateo, California corporate headquarters to the sub-lessee for a lease term of approximately three years (the “2024 Sub-Lessor Agreement”).
The total lease payments due by the Company over the sublease term under the 2024 Sub-Lessee Agreement are $38.9 million and the Company took possession of the assigned space in April 2024. The total lease payments due to the Company over the sublease term under the 2024 Sub-Lessor Agreement are approximately $13.0 million and the Company provided possession to the sub-lessee in April 2024.
The Company also took possession of data center leased space in the first quarter of 2024, with lease payments – net of leasehold incentives – totaling $95.4 million over a seven year lease term.
5. Cash Equivalents and Investments
The following is a summary of the Company’s cash equivalents and short-term and long-term investments (in thousands):

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$798,671	$—	$—	$798,671	$798,671	$—	$—
U.S. Treasury securities	1,746,818	371	(5,848)	1,741,341	—	1,209,733	531,608
Subtotal	2,545,489	371	(5,848)	2,540,012	798,671	1,209,733	531,608
Level 2
U.S. agency securities	261,358	2	(278)	261,082	—	106,496	154,586
Commercial paper	185,507	—	—	185,507	6,909	178,598	—
Corporate debt securities	421,469	1,065	(1,599)	420,935	—	47,883	373,052
Subtotal	868,334	1,067	(1,877)	867,524	6,909	332,977	527,638
Total Debt Securities	$3,413,823	$1,438	$(7,725)	$3,407,536	$805,580	$1,542,710	$1,059,246
Equity Securities
Level 1
Mutual funds (1)				$1,109	$—	$1,109	$—
Total Equity Securities				$1,109	$—	$1,109	$—
Total Investments	$3,413,823	$1,438	$(7,725)	$3,408,645	$805,580	$1,543,819	$1,059,246

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$614,888	$—	$—	$614,888	$614,888	$—	$—
U.S. Treasury securities	1,692,700	2,007	(2,547)	1,692,160	—	1,155,218	536,942
Subtotal	2,307,588	2,007	(2,547)	2,307,048	614,888	1,155,218	536,942
Level 2
U.S. agency securities	286,007	27	(197)	285,837	—	137,151	148,686
Commercial paper	184,465	—	—	184,465	14,827	169,638	—
Corporate debt securities	409,037	2,066	(1,262)	409,841	—	52,070	357,771
Subtotal	879,509	2,093	(1,459)	880,143	14,827	358,859	506,457
Total Debt Securities	$3,187,097	$4,100	$(4,006)	$3,187,191	$629,715	$1,514,077	$1,043,399
Equity Securities
Level 1
Mutual funds (1)				$731	$—	$731	$—
Total Equity Securities				$731	$—	$731	$—
Total Investments	$3,187,097	$4,100	$(4,006)	$3,187,922	$629,715	$1,514,808	$1,043,399
(1)The equity securities relate to the Company’s nonqualified deferred compensation plan and are held in a rabbi trust. Refer to Note 14, “Employee and Director Benefits”, to the notes to the condensed consolidated financial statements for more information.
As of March 31, 2024, all of the Company’s short-term debt investments have contractual maturities of one year or less and all of the Company’s long-term debt investments have contractual maturities of between one and three years.
Changes in market interest rates, credit risk of borrowers and overall market liquidity, amongst other factors, may cause our short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of March 31, 2024, the unrealized losses were primarily driven by increases in interest rates following the date of purchase and the Company does not intend to sell, nor is it more likely than not it will be required to sell, such securities before recovering the amortized cost basis.
The following table presents fair values and gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$1,459,154	$(5,848)	$—	$—	$1,459,154	$(5,848)
U.S. agency securities	223,619	(241)	22,463	(37)	246,082	(278)
Corporate debt securities	232,518	(1,278)	35,662	(321)	268,180	(1,599)
Total	$1,915,291	$(7,367)	$58,125	$(358)	$1,973,416	$(7,725)

	As of December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$486,424	$(2,547)	$—	$—	$486,424	$(2,547)
U.S. agency securities	182,475	(197)	—	—	182,475	(197)
Corporate debt securities	248,287	(1,262)	—	—	248,287	(1,262)
Total	$917,186	$(4,006)	$—	$—	$917,186	$(4,006)

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
7. Goodwill and Intangible Assets
Goodwill
The following table represents the changes to goodwill during the three months ended March 31, 2024 (in thousands):

Carrying Amount
Balance as of December 31, 2023	$142,129
Additions from acquisitions	—
Foreign currency translation adjustments	(173)
Balance as of March 31, 2024	$141,956
There are no accumulated impairment losses for any period presented.

Intangible Assets
The following tables present details of the Company’s finite-lived intangible assets as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization Expense	Net Carrying Amount
Developed technology	$75,391	$(43,235)	$32,156
Patents	14,200	(1,025)	13,175
Assembled workforce	10,000	(8,208)	1,792
Trade name	500	(258)	242
Total intangible assets	$100,091	$(52,726)	$47,365

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization Expense	Net Carrying Amount
Developed technology	$75,455	$(39,411)	$36,044
Patents	14,200	(650)	13,550
Assembled workforce	10,000	(7,374)	2,626
Trade name	500	(233)	267
Total intangible assets	$100,155	$(47,668)	$52,487
The above tables do not include $0.6 million of indefinite lived intangible assets as of March 31, 2024 and as of December 31, 2023.
Amortization expense related to our finite-lived intangible assets was $5.1 million and $4.5 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
Expected future amortization expenses related to the Company’s finite-lived intangible assets as of March 31, 2024 are as follows (in thousands):

Year ending December 31:
Remainder of 2024	$13,880
2025	15,714
2026	6,680
2027	3,116
2028	1,925
Thereafter	6,050
Total remaining amortization	$47,365
8. Other Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Prepaid expenses	$61,032	$48,555
Accrued interest receivable	15,228	14,697
Other current assets	12,277	11,297
Total prepaid expenses and other current assets	$88,537	$74,549

Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Servers and related equipment and software	$924,824	$914,989
Computer hardware and software licenses	46,164	43,732
Furniture and fixtures	1,021	520
Leasehold improvements	101,839	101,785
Construction in progress	108,356	77,043
Total property and equipment	1,182,204	1,138,069
Less accumulated depreciation and amortization expense	(490,912)	(442,709)
Property and equipment—net	$691,292	$695,360
Construction in progress primarily relates to leasehold improvements for the Company’s leased office buildings and network equipment infrastructure to support the Company’s data centers.
Depreciation and amortization expense of property and equipment was $48.7 million and $42.9 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Accrued operating expenses	$61,679	$51,921
Short term operating lease liabilities	122,775	111,293
Accrued interest on the 2030 Notes	16,146	6,458
Taxes payable	46,688	59,632
Accrued compensation and other employee related liabilities	19,987	32,125
Other current liabilities	6,374	9,692
Total accrued expenses and other current liabilities	$273,649	$271,121
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
As of March 31, 2024, the Company was in compliance with all of its covenants under the Indenture.
The net carrying amount of the 2030 Notes, which is presented as a component of long-term debt in the Company’s condensed consolidated financial statements, was as follows (in thousands):

	As of
	March 31, 2024	December 31, 2023
2030 Notes
Principal	$1,000,000	$1,000,000
Unamortized issuance costs	(9,362)	(9,700)
Net carrying amount	$990,638	$990,300
Interest expense related to the 2030 Notes was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$9,688	$9,688
Amortization of debt issuance costs	338	324
Total interest expense	$10,026	$10,012
The debt issuance costs for the 2030 Notes are amortized to interest expense over the term of the 2030 Notes using an annual effective interest rate of 4.05%.

As of March 31, 2024 and December 31, 2023, the estimated fair value of the 2030 Notes was approximately $883.0 million and $891.8 million, respectively, determined based on the last trading price of the 2030 Notes during the reporting period (a Level 2 input).
Joint Venture Financing
Refer to Note 15, “Joint Venture”, in the notes to the condensed consolidated financial statements for additional information on debt issued by the Company’s consolidated subsidiary, Roblox China Holding Corp.
10. Commitments and Contingencies
Lease Commitments—The Company leases office facilities and space for data center operations under operating leases expiring in various years through 2035. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. All of the Company’s leases are accounted for as operating leases. There has been no material change in the Company’s lease commitments during the three months ended March 31, 2024 other than for lease commitments primarily related to office facilities and data centers in the ordinary course of business. See Note 4, “Leases” in the notes to the condensed consolidated financial statements for additional information.
Purchase Obligations—Non-cancellable contractual purchase obligations primarily consist of contracts associated with data center and software vendors. There has been no material change in the Company’s purchase obligations during the three months ended March 31, 2024, other than non-cancelable purchase commitments made in the ordinary course of business, primarily related to data center and software vendors.
Letters of Credit—The Company has letters of credit in connection with its operating leases which are not reflected in the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. There have been no material changes to the Company’s letters of credit during the three months ended March 31, 2024.
Legal Proceedings—The Company is and, from time to time may in the future become, involved in legal proceedings, claims and litigation in the ordinary course of business.
As of March 31, 2024 and December 31, 2023, the Company accrued for immaterial losses related to litigation matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated. The Company considered the progress of these cases, the opinions and views of its legal counsel and outside advisors, its experience and settlements in similar cases, and other factors in arriving at the conclusion that a potential loss was probable. The Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for all of these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings. The maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty and the ultimate resolution of one or more of these matters could ultimately have a material adverse effect on our operations.
On August 1, 2023, a putative class action was filed against the Company in the United States District Court for the Northern District of California, captioned Colvin v. Roblox (the “Colvin matter”), asserting various claims arising from allegations that minors used third-party virtual casinos to gamble Robux. On December 15, 2023, the Company filed a motion to dismiss and on March 26, 2024, the motion to dismiss was granted in part and denied in part, allowing plaintiffs’ negligence and California Unfair Competition Law claims to proceed. On March 28, 2024, a supplemental order clarified that plaintiffs’ claims for unjust enrichment and equitable relief could proceed as well. On April 9, 2024, plaintiffs filed an amended complaint realleging the California Consumer Legal Remedies Act and New York General Business Law claims that had been dismissed.
Separately, on March 14, 2024, Gentry v. Roblox was filed in the United States District Court for the Northern District of California premised on substantially identical allegations as the Colvin matter. On April 18, 2024, the Gentry v. Roblox matter was consolidated with the Colvin matter. Plaintiffs filed a consolidated complaint on April 23, 2024. The consolidated complaint seeks monetary damages, including actual, punitive, and statutory damages, restitution, attorneys’ fees and costs, and declaratory and injunctive relief. The Company’s response to the consolidated complaint is due May 14, 2024.
The Company intends to defend itself vigorously against all claims asserted. At this time, the Company is unable to reasonably estimate the loss or range of loss, if any, arising from the above-referenced matter.

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
11. Stockholders’ Equity
As of March 31, 2024, the Company had 4,935.0 million shares of Class A common stock authorized, with a par value of $0.0001 per share, 65.0 million shares of Class B common stock authorized, with a par value of $0.0001 per share, and 100.0 million shares of preferred stock authorized, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to 20 votes per share.
During the first quarter of 2024 and 2023, respectively, 1.4 million and 1.3 million shares of Class B common stock held by entities affiliated with Mr. Baszucki, Founder, President, CEO and Chair of our Board of Directors (the “CEO”) were converted to Class A common stock.
Class A and Class B common stock are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted.
The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of
	March 31, 2024	December 31, 2023
Stock options outstanding	37,488	40,159
Restricted Stock Units (“RSUs”) outstanding	38,757	39,846
Performance Stock Units (“PSUs”)	2,505	905
CEO Long-Term Performance Award (1)	—	11,500
2020 Equity Incentive Plan	103,908	66,114
2020 Employee Stock Purchase Plan	21,301	16,075
Stock warrants outstanding	264	264
Unregistered stock awards (“RSAs”) outstanding	124	149
Total	204,347	175,012
(1)On March 1, 2024, the Leadership Development and Compensation Committee (i) approved the cancellation of the CEO Long-Term Performance Award, which was previously granted to the CEO under the 2017 Amended and Restated Equity Incentive Plan and (ii) granted Mr. Baszucki a new PSU award and RSU award. The PSUs and RSUs granted to Mr. Baszucki on March 1, 2024 are included in those respective rows above as of March 31, 2024. Refer to Note 12, “Stock-Based Compensation Expense”, to the notes to the condensed consolidated financial statements for further discussion.

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
Stock-based compensation expense
Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Infrastructure and trust & safety	$27,275	$18,532
Research and development	173,247	129,257
General and administrative	31,645	30,650
Sales and marketing	8,335	6,465
Total stock-based compensation expense	$240,502	$184,904
Stock Options
The following table summarizes the Company’s stock option activity (in thousands, except per option data and remaining contractual term):

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price (per Option)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances as of December 31, 2023	40,159	$2.98	5.16	$1,716,171
Granted	—	—
Cancelled, forfeited, and expired	(77)	$4.97
Exercised	(2,594)	$3.01
Balances as of March 31, 2024	37,488	$2.98	4.92	$1,319,654
Exercisable as of March 31, 2024	36,132	$2.90	4.86	$1,274,719
Vested and expected to vest at March 31, 2024	37,488	$2.98	4.92	$1,319,654
RSUs and RSAs
The following table summarizes the Company’s RSU and RSA activity (in thousands, except per share data):

	RSUs		RSAs
	Number of Shares	Weighted-Average Grant Date Fair Value (per Share)	Number of Shares	Weighted-Average Grant Date Fair Value (per Share)
Unvested as of December 31, 2023	39,846	$42.25	149	$46.00
Granted	4,851	$40.41	—	—
Vested and released	(4,834)	$43.26	(25)	$46.00
Cancelled	(1,106)	$41.25	—	—
Unvested as of March 31, 2024	38,757	$41.92	124	$46.00

CEO PSUs and RSUs
CEO Long-Term Performance Award
In February 2021, the Leadership Development and Compensation Committee granted a PSU award (the “CEO Long-Term Performance Award”) under the 2017 Plan, which provided our CEO the opportunity to earn a maximum number of 11,500,000 shares of Class A common stock. The CEO Long-Term Performance Award would have vested upon the satisfaction of a service condition and achievement of certain Class A common stock price targets over five years. The Leadership Development and Compensation Committee approved the cancellation of the CEO-Long Term Performance Award on March 1, 2024, as further discussed below. The Class A common stock price targets were not achieved and therefore no shares vested under the CEO Long-Term Performance Award prior to its cancellation.
2024 CEO PSUs and RSUs
On March 1, 2024 (the “Modification Date”), the Leadership Development and Compensation Committee (i) approved the cancellation of the CEO Long-Term Performance Award and (ii) granted Mr. Baszucki a new PSU award (the “2024 CEO PSU Award”) and RSU award (collectively, the “2024 CEO Award”). As of the Modification Date, $84.4 million of stock-based compensation expense remained unrecognized related to the CEO Long-Term Performance Award.
The Company determined that the concurrent cancellation of the CEO Long-Term Performance Award and granting of the 2024 CEO Award represented a modification of the CEO Long-Term Performance Award. As of the Modification Date, total subsequent stock-based compensation expense to be recognized was measured as (i) the remaining unrecognized stock-based compensation expense related to the grant date fair value of the CEO Long-Term Performance Award and (ii) the incremental fair value resulting from the modification, if any. To estimate the incremental fair value resulting from the modification (if any), the Company first estimated the fair value of the modified CEO Long-Term Performance Award immediately prior to the Modification Date using a model based on multiple stock price outcomes developed through the use of a Monte Carlo simulation that incorporated into the valuation the possibility that the stock price targets may not be satisfied. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. On the Modification Date, the estimated fair value of the CEO Long-Term Performance Award immediately prior to the modification was greater than the estimated fair value of the 2024 CEO Award (which was generally estimated based on the Modification Date fair value of the Class A common stock underlying the 2024 CEO Award, with consideration of the probability of achievement against the pre-established performance measures). As a result, the modification did not result in any incremental stock-based compensation expense. As of the Modification Date, total subsequent stock-based compensation expense to be recognized totaled $84.4 million. Of the total estimated stock-based compensation expense, 75% of the value was allocated to the 2024 CEO PSU Award with the remaining 25% allocated to the RSUs, based on the relative value of the two awards on the Modification Date.
Under the 2024 CEO PSU Award, the number of shares that can be earned will range from 0% to 200% of the target number of shares based on the Company’s performance against two independent performance measures relative to pre-established thresholds during a two-year performance period ending on December 31, 2025. The two independent performance measures include the Company’s cumulative (i) bookings during the performance period, as defined in the grant agreement with the CEO and (ii) Adjusted EBITDA during the performance period, which correlates to the covenant adjusted EBITDA calculation used in certain covenant calculations specified in the indenture governing our 2030 Notes (the “PSU Adjusted EBITDA”). Further, the awards are subject to Mr. Baszucki’s continuous service with the Company through each vesting date, with the initial vesting date to occur in the first quarter of 2026 (of which 67% of the award earned, if any, will vest) and the remaining vesting dates to occur in four equal quarterly installments beginning in the second quarter of 2026. The Company will recognize stock-based compensation expense for the 2024 CEO PSU Award on an accelerated attribution method over the requisite service period of each separately vesting tranche. Actual performance against the pre-established threshold under the 2024 CEO PSU Award will have no impact on the subsequent stock-based compensation expense recognized.
The target number of the 2024 CEO PSU Award was 446,534 in aggregate, with 80% of the target number of shares allocated to the cumulative bookings performance measure and 20% of the target number of shares allocated to the cumulative PSU Adjusted EBITDA performance measure.
The Company recorded $10.5 million of stock-based compensation expense, in total, within general and administrative expenses related to the 2024 CEO PSU Award and CEO Long-Term Performance Award during the three months ended March 31, 2024 and $12.0 million of stock-based compensation expense within general and administrative expenses related to the CEO Long-Term Performance Award during the three months ended March 31, 2023.
The number of RSUs granted under the 2024 CEO Award totaled 148,844 and the RSUs will vest quarterly over a three-year service period beginning March 1, 2024, subject to Mr. Baszucki’s continued service with the Company on each vesting date.

Other PSUs
2024 Executive PSU Awards
During the first quarter of 2024, the Leadership Development and Compensation Committee granted PSU awards to certain members of management (the “2024 Executive PSU Awards”). The vesting requirements, performance metrics, and performance period of the 2024 Executive PSU Awards are consistent with those of the 2024 CEO PSU Award.
The target number of 2024 Executive PSU Awards was 353,241 in total, with 80% of the target number of shares allocated to the cumulative bookings performance measure and 20% of the target number of shares allocated to the cumulative PSU Adjusted EBITDA performance measure.
The Company recognizes stock-based compensation expense for the 2024 Executive PSU Awards based upon the per-share grant date fair value of $41.32 on an accelerated attribution method over the requisite service period of each separately vesting tranche. At each reporting period, the amount of stock-based compensation is determined based on the probability of achievement against the pre-established performance measures and if necessary, a cumulative catch-up adjustment is recorded to reflect any revised estimates regarding the probability of achievement.
During the three months ended March 31, 2024, no stock-based compensation expense was recorded related to the 2024 Executive PSU Awards.
2023 PSU Awards
During the second quarter of 2023, the Leadership Development and Compensation Committee granted PSU awards to certain members of management (the “2023 PSU Awards”). The number of shares that can be earned will range from 0% to 200% of the target number of shares, based on the Company’s performance against two independent performance measures relative to pre-established thresholds during a two-year performance period ending on December 31, 2024. The two independent performance measures include the Company’s cumulative (i) bookings during the performance period, as defined in the respective grant agreements with each employee and (ii) PSU Adjusted EBITDA during the performance period. Further, the awards are subject to continuous employment, with the first vesting to occur in the first quarter of 2025 (in which 50% of any awards earned will vest) and the second vesting to occur in the second quarter of 2026 (in which the remaining 50% of any awards earned will vest).
As of March 31, 2024, the number of shares under the 2023 PSU Awards that can be earned at target performance totaled 277,631, with 80% of the target number of shares allocated to the cumulative bookings performance measure and 20% of the target number of shares allocated to the cumulative PSU Adjusted EBITDA performance measure.
The Company recognizes stock-based compensation expense for the 2023 PSU Awards based upon the per-share grant date fair value of $45.70 on an accelerated attribution method over the requisite service period of each separately vesting tranche. At each reporting period, the amount of stock-based compensation is determined based on the probability of achievement against the pre-established performance measures and if necessary, a cumulative catch-up adjustment is recorded to reflect any revised estimates regarding the probability of achievement.
During the three months ended March 31, 2024, the Company recorded a net stock-based compensation benefit of $0.7 million related to the 2023 PSU Awards.
2022 PSU Awards
During the second quarter of 2022, the Leadership Development and Compensation Committee granted PSU awards to certain members of management (the “2022 PSU Awards”). On the grant date, the target number of 2022 PSU Awards was 207,284. The number of shares that can be earned will range from 0% to 200% of the target number of shares, based on the Company’s stock price performance and achievement of certain stock price hurdles during the last quarter of the second year through the end of the third year of a three-year performance period (the “2022 PSU Awards Stock Price Hurdles”) and subject to continuous employment through such date.

The Company estimated the grant date fair value of the 2022 PSU Awards using a model based on multiple stock price outcomes developed through the use of a Monte Carlo simulation which incorporates into the valuation the possibility that the 2022 PSU Awards Stock Price Hurdles may not be satisfied. The grant date fair value of the 2022 PSU Awards was estimated to be $43.13 per share, and the Company estimates that it will recognize total stock-based compensation expense of approximately $7.5 million using the accelerated attribution method over the derived service period of each tranche which is equal to five measurement periods commencing with the last quarter of the second year and ending with the last quarter of the third year. If the 2022 PSU Awards Stock Price Hurdles are met sooner than the derived service period, the stock-based compensation expense will be adjusted to reflect the cumulative expense associated with the vested award. Stock-based compensation expense will be recognized over the requisite service period if the members of management continue to provide service to the Company, regardless of whether the 2022 PSU Awards Stock Price Hurdles are achieved.
The Company recorded $0.7 million and $1.0 million of stock-based compensation expense related to the 2022 PSU Awards during the three months ended March 31, 2024 and March 31, 2023, respectively.
Employee Stock Purchase Plan
The Company recorded $6.5 million and $7.1 million of stock-based compensation expense related to the 2020 ESPP during the three months ended March 31, 2024 and March 31, 2023, respectively.
13. Accumulated Other Comprehensive Income/(Loss)
The following table shows a summary of changes in accumulated other comprehensive income/(loss) by component for the three months ended March 31, 2024 (in thousands):

	Foreign Currency Translation	Unrealized Gains/ (Losses) on Available-For-Sale Debt Securities	Total
Balance as of December 31, 2023	$1,442	$94	$1,536
Other comprehensive income/(loss) before reclassifications	(744)	(6,888)	(7,632)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	507	507
Change in accumulated other comprehensive income/(loss), net of tax	(744)	(6,381)	(7,125)
Balance as of March 31, 2024	$698	$(6,287)	$(5,589)
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
The portion of the 2026 Notes outstanding to Songhua is reflected in the Company’s condensed consolidated financial statements as long-term debt, net, at its principal amount, while the portion outstanding to the Company – including any related interest expense – is eliminated upon consolidation. Interest expense related to the 2026 Notes was $0.2 million for the three months ended March 31, 2024.
16. Income Taxes
The Company is subject to federal and state income tax in the United States, as well as foreign tax jurisdictions in which it conducts business. The Company does not provide for U.S. income taxes or foreign withholding taxes on the undistributed earnings of its profitable foreign subsidiaries because it intends to permanently reinvest such earnings in foreign operations.
The provision for/(benefit from) income taxes for the three months ended March 31, 2024 and 2023 consisted of federal, state and foreign income taxes. The Company continues to maintain a full valuation allowance on its net deferred tax assets as it is not likely that the deferred assets will be utilized. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowance on the Company’s deferred tax assets.

17. Basic and Diluted Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2024	2023
Basic and diluted net loss per share
Numerator
Consolidated net loss	$(271,920)	$(269,948)
Less: net loss attributable to noncontrolling interest	(1,316)	(1,635)
Net loss attributable to common stockholders	$(270,604)	$(268,313)
Denominator
Weighted-average common shares used in computing net loss per share attributable to common stockholders, based and diluted	635,020	606,637
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.44)
The potential shares of common stock that were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive are as follows (in thousands):

	As of March 31,
	2024	2023
Stock options outstanding	37,488	49,148
RSUs outstanding	38,757	33,956
2020 ESPP	2,164	1,864
2023 PSUs Awards based on performance target achievement at period-end (1)	34	—
Stock warrants outstanding	264	264
RSAs outstanding	124	425
Total	78,831	85,657
(1)Represents the hypothetical number of shares that would have been earned under the Company’s 2023 PSU Awards had the performance period ended on the balance sheet date.
Except for the 2023 PSU Awards, all other PSUs were excluded from the above table because the respective stock price or performance targets had not been met as of the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2023 included in the Annual Report on Form 10-K, filed with the SEC on February 21, 2024. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors,” “Special Note Regarding Forward-Looking Statements”, and “Special Note Regarding Operating Metrics” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future. Unless the context otherwise requires, all references in this report to “Roblox,” the “Company”, “we,” “our,” “us,” or similar terms refer to Roblox Corporation and its subsidiaries.
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
Consistent with our free to play business model, a small portion of our users have historically been payers. For example, in the three months ended March 31, 2024, of our 77.7 million average DAUs, only approximately 914,000 represented our average daily unique paying users. Similarly, in the three months ended March 31, 2024, our average daily bookings per DAU was $0.13, whereas our average daily bookings per daily unique paying user was $11.10. We believe that maintaining and growing our overall number of users, including the number of users who may not purchase and spend Robux, is important to the success of our business. As a result, we believe that the number of users who choose to purchase and spend Robux will continue to constitute a small portion of our overall users.
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
Average Daily Active Users (“DAUs”)
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

Hours engaged
We define hours engaged as the time spent by our users on the Platform. We calculate total hours engaged as the aggregate of user session lengths in a given period. We estimate this length of time using internal company systems that track user activity on our Platform as discrete events, and aggregate these discrete activities into a user session. A given user session on our Platform may include, among other things, time spent in experiences, in Roblox Studio, in Platform features such as chat and avatar personalization, in the Creator Store, and some amount of non-active time due to limits within the tracking systems and our estimation methodology. We believe that the growth in hours engaged reflects the increasing value of our Platform.

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
$800
$700
$600
$500
$400
$300
$200
$100
$0
$537.1
$35.3
$46.0
$99.2
$356.7
$591.2
$39.5
$53.0
$108.3
$390.4
$517.7
$35.3
$48.6
$92.3
$341.5
$579.0
$40.3
$56.7
$104.6
$377.4
$655.3
$45.9
$65.1
$118.5
$425.8
$680.8
$48.6
$69.1
$123.5
$439.5
$713.2
$52.5
$73.8
$128.4
$458.6
$749.9
$55.9
$78.9
$135.2
$480.0
$801.3
$60.9
$85.3
$145.6
$509.5
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24

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
$923.8
$86.1
$106.6
$180.9
$550.2
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24

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

ABPDAU
US & Canada
$50.00
$40.00
$30.00
$20.00
$10.00
$0.00
$31.39
$33.08
$32.60
$45.03
$32.83
$34.36
$33.53
$46.56
$33.95
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24

ABPDAU
Europe
$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
$8.35
$8.08
$7.47
$9.01
$7.76
$8.16
$8.38
$10.23
$8.44
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24

ABPDAU
Asia-Pacific
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
$5.80
$5.74
$5.63
$6.77
$6.19
$5.35
$5.24
$6.30
$5.67
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24

ABPDAU
Rest of World
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$3.19
$3.39
$3.10
$3.79
$3.56
$3.51
$3.63
$4.61
$4.05
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24

Average New and Returning Monthly Unique Payers and Monthly Repurchase Rate
We define new monthly unique payers as user accounts that made their first payment on the Platform, or via redemption of prepaid cards, during a given month. Average new monthly unique payers for a specified period is the average of the new monthly unique payers for each month during that period.
We define returning monthly unique payers as user accounts that have made a payment on the Platform, or via redemption of prepaid cards, in the current month and in any prior month. Average returning monthly unique payers for a specified period is the average of the returning monthly unique payers for each month during that period.
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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to bookings, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023

Reconciliation of revenue to bookings:
Revenue	$801,300	$655,344
Add (deduct):
Change in deferred revenue	127,604	123,783
Other	(5,147)	(5,308)
Bookings	$923,757	$773,819
Adjusted EBITDA
Adjusted EBITDA represents our GAAP consolidated net loss, excluding interest income, interest expense, other (income)/expense, provision for/(benefit from) income taxes, depreciation and amortization expense, stock-based compensation expense, and certain other nonrecurring adjustments and differs from Covenant Adjusted EBITDA which is used in certain covenant calculations specified in the indenture governing our senior notes due 2030. Refer to the section titled “Liquidity and Capital Resources” for the definition of and discussion on Covenant Adjusted EBITDA.
We believe that, when considered together with reported GAAP amounts, Adjusted EBITDA is useful to investors and management in understanding our ongoing operations and ongoing operating trends. Our definition of Adjusted EBITDA may differ from the definition used by other companies and therefore comparability may be limited.
The following table presents a reconciliation of consolidated net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023

Reconciliation of consolidated net loss to Adjusted EBITDA:
Consolidated net loss	$(271,920)	$(269,948)
Add (deduct):
Interest income	(42,170)	(31,082)
Interest expense	10,363	10,012
Other (income)/expense, net	346	440
Provision for/(benefit from) income taxes	1,053	731
Depreciation and amortization expense	53,741	47,412
Stock-based compensation expense	240,502	184,904
RTO severance charge(1)	1,182	—
Other non-cash charges(2)	—	6,988
Adjusted EBITDA	$(6,903)	$(50,543)
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

Free cash flow
We define free cash flow as net cash and cash equivalents provided by operating activities less purchases of property, equipment, and intangible assets acquired through asset acquisitions. We believe that free cash flow is a useful indicator of our unit economics and liquidity that provides information to management and investors about the amount of cash and cash equivalents generated from our core operations that, after the purchases of property, equipment, and intangible assets, can be used for strategic initiatives.
The following table presents a reconciliation of net cash and cash equivalents provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023

Reconciliation of net cash and cash equivalents provided by operating activities to free cash flow:
Net cash and cash equivalents provided by operating activities	$238,946	$173,781
Deduct:
Acquisition of property and equipment	(46,680)	(91,359)
Purchases of intangible assets	(1,200)	(500)
Free cash flow	$191,066	$81,922
Acquisition of property and equipment primarily includes servers, infrastructure equipment, tenant improvements, and capitalized software licenses.
Future Change in Accounting Estimate
At the onset of each quarter, we complete an assessment of our estimated average lifetime of a paying user, which is used for revenue recognition of durable virtual items and calculated based on historical monthly retention data for each paying user cohort to project future participation on the Roblox Platform. The estimated average lifetime of a paying user was 28 months for the three months ended March 31, 2024 and 2023.
Beginning April 1, 2024, the estimated average lifetime of a paying user changed from 28 months to 27 months. The decrease was partially attributed to COVID impacted payer cohorts dropping out of the estimated average lifetime of a paying user calculation (as we consider historical monthly retention data), whose average lives generally trended higher than more recent payer cohorts, along with the other qualitative factors including macroeconomic factors, competition, and availability of the Platform.
Based on the carrying amount of deferred revenue and deferred cost of revenue as of March 31, 2024, the April 1, 2024 change in estimate will result in an increase in revenue and cost of revenue of $58.9 million and $12.4 million, respectively, during the three months ended June 30, 2024 and an increase in revenue and cost of revenue of $98.0 million and $20.4 million, respectively, during the twelve months ended December 31, 2024.
Refer to the heading “Critical Accounting Policies and Estimates — Revenue Recognition” as described in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 21, 2024, for further background on the Company’s process to estimate the average lifetime of a paying user.
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
Personnel costs generally include employee expenses (salaries, benefits, and stock-based compensation expense) and contractor expenses, and are reflected in each expense category, with the exception of cost of revenue and developer exchange fees. In the three months ended March 31, 2024, personnel costs were $466.9 million, and during the three months ended March 31, 2023, were $373.0 million.
Cost of revenue
Cost of revenue primarily consists of third-party payment processing fees charged by the various distribution channels in connection with sales of our virtual currency. We initially defer payment processing fees and recognize them as expense over the same period as the respective revenue. Cost of revenue also includes costs associated with the printing of prepaid cards and sales tax expense for jurisdictions where the Company does not collect sales tax from the purchaser at the time of the sale.
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
In order to be qualified for our Developer Exchange Program and eligible to exchange earned Robux for real-world currency, developers and creators must meet certain conditions, such as having earned the minimum amount of Robux required to qualify for the program, a verified developer account, and an account in good standing. On January 31, 2022, we reduced the minimum amount of earned Robux required to qualify for the program from 100,000 Robux to 50,000 Robux and subsequently on January 31, 2023, we further reduced the minimum requirement from 50,000 Robux to 30,000 Robux. We believe these reductions in the minimum amounts required further incentivize our developer and creator community, and promote the long term growth and the health of such community. As of March 31, 2024, over 18,000 developers and creators qualified for and were registered in our Developer Exchange Program.
Over the next few years, a major goal is to increase our developer and creator earnings (i) by creating new earnings methods and enhancing existing ones and (ii) through efficiencies realized in other areas of our business, while maintaining reasonable margins.

Infrastructure and trust & safety
Infrastructure and trust & safety expenses consist primarily of expenses related to the operation of our data centers and technical infrastructure. These costs include third-party service providers costs, such as cloud computing or other hosting and data storage, facilities-related expenses for our co-located data centers and edge data centers that we lease and operate, and network and bandwidth costs, as well as depreciation and associated support and maintenance costs of our servers and infrastructure equipment. Depreciation and amortization expense related to infrastructure and trust & safety in the three months ended March 31, 2024 and 2023 was $46.2 million and $41.0 million, respectively. Infrastructure and trust & safety expenses also include personnel costs and moderation and customer support related costs, as well as allocated overhead expenses, to support our infrastructure and trust & safety initiatives.
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
Research and development
Research and development expenses consist primarily of personnel costs and allocated overhead expenses for our engineering, design, product management, data science, and other employees engaged in maintaining and enhancing the functionality of the Platform. Research and development expenses also include costs associated with our Game Fund program, which funds certain developers upfront to develop new experience types for the Platform. We plan to increase research and development expenses for the foreseeable future primarily driven by increased headcount to develop new features, functionality, and innovation of our product. However, we plan to slow our headcount growth rate and expect to generate operating leverage beginning in fiscal year 2024 and generally through the end of fiscal year 2025.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue for each period presented (in thousands, except per share data and percentages):

	Three Months Ended March 31,
	2024		2023
Revenue	$801,300	100%	$655,344	100%
Cost and expenses:
Cost of revenue(1)	178,866	22	151,841	23
Developer exchange fees	202,405	25	182,440	28
Infrastructure and trust & safety(2)	226,934	28	211,044	32
Research and development(2)	362,065	45	275,537	42
General and administrative(2)	97,824	12	97,574	15
Sales and marketing(2)	35,534	4	26,755	4
Total cost and expenses	1,103,628	138	945,191	144
Loss from operations	(302,328)	(38)	(289,847)	(44)
Interest income	42,170	5	31,082	5
Interest expense	(10,363)	(1)	(10,012)	(2)
Other income/(expense), net	(346)	—	(440)	—
Loss before income taxes	(270,867)	(34)	(269,217)	(41)
Provision for/(benefit from) income taxes	1,053	—	731	—
Consolidated net loss	(271,920)	(34)	(269,948)	(41)
Net loss attributable to noncontrolling interests(3)	(1,316)	—	(1,635)	—
Net loss attributable to common stockholders	$(270,604)	(34)%	$(268,313)	(41)%
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)		$(0.44)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	635,020		606,637
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
(2)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Infrastructure and trust & safety	$27,275	$18,532
Research and development	173,247	129,257
General and administrative	31,645	30,650
Sales and marketing	8,335	6,465
Total stock-based compensation expense	$240,502	$184,904
(3)Our condensed consolidated financial statements include our majority-owned subsidiary Roblox China Holding Corp. The ownership interest of a minority investor, Songhua River Investment Limited, is recorded as a noncontrolling interest.

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		2024 to 2023
	2024	2023	% Change

	(dollars in thousands)
Revenue	$801,300	$655,344	22%
Revenue increased $146.0 million, or 22%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily due to a higher amortization of prior period deferred revenue and an increase in bookings in the current period. The increase in bookings was primarily driven by a higher average number of daily unique paying users during the current period, which increased from approximately 812,000 during the three months ended March 31, 2023 to approximately 914,000 during the three months ended March 31, 2024. The average number of daily unique paying users represents the number of user accounts that made a payment on the Platform, including via redemption of prepaid cards for Robux, on an average daily basis during the respective period.
Cost of revenue

	Three Months Ended March 31,		2024 to 2023
	2024	2023	% Change

	(dollars in thousands)
Cost of revenue	$178,866	$151,841	18%
Cost of revenue increased $27.0 million, or 18%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily due to a net increase of $26.8 million in expense for payment processing fees, primarily driven by a higher amortization of prior period deferred cost of revenue and an increase in current period payment processing fees from the related growth in bookings.
Developer exchange fees

	Three Months Ended March 31,		2024 to 2023
	2024	2023	% Change

	(dollars in thousands)
Developer exchange fees	$202,405	$182,440	11%
Developer exchange fees increased $20.0 million, or 11%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily driven by an increase in amounts earned by developers and creators due to the growth in bookings over the same period. However, the growth in bookings exceeded the growth in developer exchange fees, primarily driven by slower growth in our Engagement-Based Payouts program relative to overall bookings growth.
Infrastructure and trust & safety

	Three Months Ended March 31,		2024 to 2023
	2024	2023	% Change

	(dollars in thousands)
Infrastructure and trust & safety	$226,934	$211,044	8%
Infrastructure and trust & safety expenses increased $15.9 million, or 8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily driven by an increase of $16.2 million in personnel costs, which includes an increase of $8.7 million in stock-based compensation expense, primarily due to an increase in headcount to support our infrastructure growth.

Research and development

	Three Months Ended March 31,		2024 to 2023
	2024	2023	% Change

	(dollars in thousands)
Research and development	$362,065	$275,537	31%
Research and development expenses increased $86.5 million, or 31%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily due to an increase of $70.4 million in personnel costs, which includes an increase of $44.0 million in stock-based compensation expense, primarily due to continued growth in headcount supporting our engineering, design, and product teams. The increase was further supplemented by an increase of $8.8 million in facilities-related costs, primarily driven by higher rent expense associated with our office leases.
General and administrative

	Three Months Ended March 31,		2024 to 2023
	2024	2023	% Change

	(dollars in thousands)
General and administrative	$97,824	$97,574	—%
General and administrative expenses increased $0.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily due to an increase of $2.8 million in professional services expense and $1.8 million in personnel costs, which includes an increase of $1.0 million in stock-based compensation expense. The increase was offset by an impairment charge of $7.0 million related to the operating lease right-of-use asset and related leasehold improvements of a portion of our San Mateo headquarters for which a sub-lease agreement was executed during the first quarter of 2023.
Sales and marketing

	Three Months Ended March 31,		2024 to 2023
	2024	2023	% Change

	(dollars in thousands)
Sales and marketing	$35,534	$26,755	33%
Sales and marketing expenses increased $8.8 million, or 33%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily due to an increase of $5.5 million in personnel costs, which includes an increase in stock-based compensation expense of $1.9 million, primarily due to continued growth in headcount to support our sales and marketing teams, as well as an increase of $1.7 million in advertising and promotional expenses.
Interest income, interest expense, other income/(expense), net, and provision for/(benefit from) income taxes

	Three Months Ended March 31,		2024 to 2023
	2024	2023	% Change

	(dollars in thousands)
Interest income	$42,170	$31,082	36%
Interest expense	$(10,363)	$(10,012)	4%
Other income/(expense), net	$(346)	$(440)	(21)%
Provision for/(benefit from) income taxes	$1,053	$731	44%
Interest income increased by $11.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to rising interest rates, coupled with a higher average investment in debt securities.
Interest expense, other income/(expense), net, and provision for/(benefit from) income taxes, net were all relatively flat (in terms of amount) for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, respectively.

Liquidity and Capital Resources
As of March 31, 2024 and December 31, 2023, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments of $3.5 billion and $3.2 billion, respectively, which were primarily held for working capital purposes, capital expenditures, and acquisitions. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
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
The following table presents the calculation of Covenant Adjusted EBITDA in accordance with the terms of the Indenture, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023

Calculation of Covenant Adjusted EBITDA:
Consolidated net loss	$(271,920)	$(269,948)
Add (deduct):
Interest income	(42,170)	(31,082)
Interest expense	10,363	10,012
Other (income)/expense, net	346	440
Provision for/(benefit from) income taxes	1,053	731
Depreciation and amortization expense	53,741	47,412
Stock-based compensation expense	240,502	184,904
RTO severance charge(1)	1,182	—
Other non-cash charges(2)	—	6,988
Change in deferred revenue	127,604	123,783
Change in deferred cost of revenue	(32,932)	(20,137)
Covenant Adjusted EBITDA	$87,769	$53,103
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

As of March 31, 2024, contractual obligations related to the 2030 Notes are remaining payments of $38.8 million in 2024 and $38.8 million each year from 2025 through 2029 and $1,019.4 million due in 2030. These amounts represent principal and interest cash payments over the term of the 2030 Notes based on the stated maturity date. Any future redemption of the 2030 Notes could impact the amount or timing of our cash payments. For more information regarding the 2030 Notes, see Note 9, “Debt” to the notes to condensed consolidated financial statements.
For all periods presented, we have generated losses from our operations and positive cash flows from operating activities. A substantial source of our net cash and cash equivalents provided by operating activities is our deferred revenue, which is included in our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of bookings for which we have not yet satisfied our performance obligations. Our deferred revenue obligation is recognized as revenue over the estimated average lifetime of a paying user or as the virtual items are consumed.
We also expect to continue making investments in our business, including, but not limited to, capital expenditures related to our technology infrastructure.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash and cash equivalents provided by operating activities	$238,946	$173,781
Net cash and cash equivalents used in investing activities	$(78,584)	$(2,347,780)
Net cash and cash equivalents provided by financing activities	$28,220	$24,722
Operating activities
Our largest source of operating cash is cash collection from sales of Robux and monthly subscriptions. Our primary uses of net cash and cash equivalents from operating activities are for payment processing fees, personnel-related expenses, data center and infrastructure-related operations, developer exchange fees, and other operating expenses.
During the three months ended March 31, 2024, net cash and cash equivalents provided by operating activities was $238.9 million, which consisted of consolidated net loss of $271.9 million, adjusted by non-cash charges of $302.4 million and net cash inflows from the change in net operating assets and liabilities of $208.5 million. The non-cash charges were primarily comprised of stock-based compensation expense of $240.5 million and depreciation and amortization expense of $53.7 million. The net cash and cash equivalents inflow from the change in our net operating assets and liabilities was primarily due to a $174.1 million decrease in accounts receivable, primarily driven by collection of outstanding accounts receivable and partially offset by an increase in accounts receivable from bookings generated in the current period. The increase was further supplemented by a $129.2 million increase in deferred revenue, primarily due to bookings generated in the current period. The overall increase was offset by a $33.4 million increase in deferred cost of revenue, primarily due to payment processing fees incurred in the current period, and a $22.2 million decrease in our developer exchange liability, primarily driven by payments and partially offset by the developer exchange fees expense generated in the current period.

Investing activities
During the three months ended March 31, 2024, net cash and cash equivalents used in investing activities was $78.6 million, primarily consisting of $30.7 million of investment purchases – net of sales and maturities, capital expenditures of $46.7 million, and intangible asset purchases of $1.2 million.
Financing activities
During the three months ended March 31, 2024, net cash and cash equivalents provided by financing activities was $28.2 million, primarily consisting of $32.7 million from the exercise of stock options and purchase of shares under our employee stock purchase plan, offset by $4.5 million of post-acquisition purchase consideration payments related to the satisfaction of certain post-acquisition conditions related to our third quarter 2023 acquisition of Speechly, Inc.
Off-Balance Sheet Arrangements
The Company has letters of credit in connection with its office facilities in San Mateo, California and data center facilities in Ashburn, Virginia and Chicago, Illinois which are not reflected in the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. There have been no material changes to the Company’s letters of credit during the three months ended March 31, 2024. We did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
Contractual commitments include obligations under operating leases for office facilities and data center operations. There have been no material changes to the nature of our operating lease commitments since December 31, 2023 other than for lease commitments primarily related to office facilities and space for data center operations in the ordinary course of business. Refer to Note 4, “Leases” in the notes to condensed consolidated financial statements for more information on the Company’s lease obligations.
Other purchase obligations primarily consist of non-cancelable obligations with our data center hosting providers and software vendors. There have been no material changes in the Company’s purchase obligations since December 31, 2023 other than for non-cancelable obligations primarily related to data center hosting providers and software vendors in the ordinary course of business. Refer to Note 10, “Commitments and Contingencies” in the notes to condensed consolidated financial statements for additional information regarding our contractual commitments.
See our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 21, 2024 for additional information regarding our contractual commitments.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 21, 2024.
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
Interest Rate Risk
As of March 31, 2024, our cash equivalents, short-term investments, and long-term investments primarily consist of debt securities, including corporate debt securities, commercial paper, money market funds, U.S. Treasury securities, and U.S. agency securities. Our debt securities are subject to market risk due to changes in prevailing interest rates that may cause their fair values to fluctuate in the future. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our debt securities of approximately $22.0 million as of March 31, 2024. Such losses would only be realized if we sold the investments prior to maturity.
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
Foreign Currency Exchange and Inflation Risk
During the three months ended March 31, 2024, there were no significant changes to our quantitative and qualitative disclosures about foreign currency exchange risk or inflation risk. For more information, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” set forth in the Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 21, 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•If the security of our Platform is compromised, it could compromise our and our developers’, creators’, and users’ private information, disrupt our internal operations and harm public perception of our Platform, which could cause our business and reputation to suffer.
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
We have incurred net losses since our inception, and we expect to continue to incur net losses in the foreseeable future. We incurred net losses attributable to common stockholders of $1,151.9 million, $924.4 million and $491.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of March 31, 2024, we had an accumulated deficit of $3,330.9 million. We also expect our operating expenses to continue to increase, and if our growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We expect our costs and investments to continue to increase in future periods as we intend to continue to make investments to grow our business, including an expected increase in infrastructure, stock-based compensation expenses, and acquisitions. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. In addition to the expected costs to grow our business, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Compliance with these rules and regulations continues to increase our legal and financial compliance costs and demand on our systems, and requires significant attention from our senior management that could divert their attention away from the day-to-day management of our business. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
Our business is affected by seasonal demands, and our financial condition and results of operations will fluctuate from quarter to quarter, which makes our financial results difficult to predict and may not fully reflect our underlying performance.
Historically, our business has been highly seasonal, with the highest percentage of our bookings occurring in the fourth quarter when holidays permit our users to spend increased time on our Platform and lead to increased spend on pre-paid Robux gift cards, and we expect this trend to continue. We also typically see higher levels of engagement in the months of June, July, and August, which are summer periods in the northern hemisphere, and lower levels of engagement in the post-summer months of September, October, and November. For example, our bookings for the quarter ending December 31, 2023 represented approximately 32% of our bookings for fiscal 2023. Other periods of seasonality include holidays such as Lunar New Year, Easter, and Ramadan, each of which may differ in timing year over year and therefore have and may continue to impact our quarterly results. We may also experience fluctuations due to factors that may be outside of our control that affect user, developer, or creator engagement with our Platform.
Accordingly, our quarterly results of operations have fluctuated in the past and will fluctuate in the future, both based on the seasonality of our business as well as external factors impacting the global economy, our industry and our company, including, but not limited to our ability to maintain and grow our user base, user engagement, developer base and developer engagement; the level of demand for our Platform; the ability of our developers to monetize their experiences; increased competition; our pricing model; the maturation of our business; our ability to introduce new revenue streams such as advertising; legislative or regulatory changes; macroeconomic conditions, such as high inflation, recessionary or uncertain environments, and fluctuating foreign currency exchange rates; our ability to maintain operating margins, cash used in operating activities, and free cash flow; system failures or actual or perceived breaches or other incidents relating to privacy or cybersecurity; adverse litigation judgments, settlements, or other litigation and dispute-related costs; adverse media coverage or unfavorable publicity; the effectiveness of our internal control over financial reporting; the amount and timing of our stock-based compensation expenses; changes in our effective tax rate; and changes in accounting standards, policies, guidance, interpretations, or principles. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments.

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
For the three months ended March 31, 2024, 29% of our revenue was attributable to Robux sales through the Apple App Store and 16% of our revenue was attributable to Robux sales through the Google Play Store. Because of the significant use of our Platform on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware. We are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various software application stores that make our application and experiences available to our developers, creators, and users. These policies and terms of service govern the availability, promotion, distribution, content, and operation of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our Platform and those changes may be unfavorable to us and our developers’, creators’, and users’ use of our Platform. If an operating system provider or application store limits or discontinues access to, or changes the terms governing, its operating system or store for any reason, it could adversely affect our business, financial condition, or results of operations.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. For example, the majority of the virtual items available on our Platform are durable virtual items, which, when acquired, are recognized ratably over the estimated period of time the virtual items are available to the user (estimated to be the average lifetime of a paying user). Every quarter, we complete an assessment of our estimated average lifetime of a paying user, which is used for revenue recognition of durable virtual items and calculated based on historical monthly retention data for each paying user cohort to project future participation on our Platform. We calculate the average historical monthly retention data by determining the weighted average of monthly paying users that have spent time on our Platform. In 2021, our estimated average lifetime of a paying user was 23 months. In the first quarter of 2022, we updated our estimated average lifetime of a paying user from 23 months to 25 months, which was subsequently updated to 28 months in the third quarter of 2022. Based on the carrying amount of deferred revenue and deferred cost of revenue as of December 31, 2021, these changes in estimates resulted in a decrease in revenue of $344.9 million and a decrease in cost of revenue of $79.3 million during the twelve months ended December 31, 2022. In the second quarter of 2024, we updated our estimated average lifetime of a paying user from 28 months to 27 months. Much of the revenue we report in each quarter is the result of purchases of Robux during previous periods. Consequently, a decline in purchases of Robux in any one quarter will not be fully reflected in our revenue and operating results for that quarter. Any such decline, however, will negatively impact our revenue and operating results in future quarters. Accordingly, the effect of significant near-term downturns in purchases of Robux for a variety of reasons may not be fully reflected in our results of operations until future periods.

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
Our Platform hosts a number of experiences intended for audiences of varying ages, a significant percentage of which are designed to be experienced by children. As a user-generated content platform, it is relatively easy for developers, creators, and users to upload content that can be viewed broadly. Although illicit activities are in violation of our terms and policies, and we attempt to block objectionable material, we are unable to prevent all such violations from occurring. We continue to make significant efforts to provide a safe and enjoyable experience for users of all ages. We invest significant technical and human resources to prevent inappropriate content on our Platform by reviewing all images, audio, video, and 3D models at the time of upload in order to block inappropriate content before users have a chance to encounter it on our Platform. Notwithstanding our efforts, from time to time, inappropriate content is successfully uploaded onto our Platform and can be viewed by others prior to being identified and removed by us. Moreover, measures intended to make our Platform more attractive to an older, age verified audience, such as less highly moderated or unmoderated chat and the introduction of experiences with mature content, and new methods of communication could fail to gain sufficient market acceptance by its intended audience and may create the perception that our Platform is not safe for young users. In addition, the introduction of experiences for users who are 17 years of age and older may create the perception that our Platform is not safe for young users and may cause some operating system providers, application stores, or regulatory agencies to require a higher age rating for our Platform, which could cause us to become less available to younger users and harm our business, financial condition, and results of operations. Further, children may attempt to evade our age verification system, which could lead them to be exposed to inappropriate behavior by participating in experiences that are not age-appropriate or that feature spatial voice chat. While we have introduced experience guidelines that will allow developers to flag more mature content in their experiences, and are updating our parental controls, users may still be exposed to content that may not be age-appropriate. In addition, as more of our brand partners, developers, and creators offer physical products for sale through our Platform, young users may be able to purchase products that may not be age-appropriate. Unintentional access to content or physical products could cause harm to our audience and to our reputation of providing a safe environment for young users. If we are unable to limit, or are perceived as not being able to sufficiently limit, all or substantially all age-inappropriate content and physical products to only users who have been verified as being the appropriate age for such content or goods, parents and children could lose their trust in the safety of our Platform, which would harm our overall acceptance by these audiences and would likely result in significantly reduced revenue, bookings, profitability, and ultimately, our ability to continue to successfully operate our Platform.

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
We believe that maintaining, protecting, and enhancing our reputation and brand is critical to grow the number of developers, creators, and users on our Platform, especially given the safe and civil atmosphere that we strive to achieve for our users, many of whom are children. Maintaining, protecting, and enhancing our brand will depend largely on our ability to continue to provide reliable high-quality, engaging, and shared experiences on our Platform. If users, developers, or creators do not perceive our Platform to be reliable or of high quality, the value of our brand could diminish, thereby decreasing the attractiveness of our Platform. Further, we have faced and are currently defending allegations that our Platform has been used by criminal offenders to identify and communicate with children and to possibly entice them to interact off-Platform, outside of the restrictions of our chat, content blockers, and other on-Platform safety measures. While we devote considerable resources to prevent this from occurring, we are unable to prevent all such interactions from taking place. We have also received and may continue to receive a high degree of media coverage, including the use of our Platform for illicit or objectionable ends. For example, we have experienced negative media publicity related to the age of some of our developers, the content that developers produce for, or the conduct of users on our Platform that may be deemed illicit, explicit, profane, or otherwise objectionable. Additional unfavorable publicity has covered our privacy, cybersecurity, or data protection practices, terms of service, product changes, product quality, litigation or regulatory activity, our use of generative AI, the actions of our users, and the actions of our developers or creators whose products are integrated with our Platform. Our reputation and brand could also be negatively affected by the actions of developers, contractors and users that are hostile, inappropriate, or illegal, whether on or off our Platform. Actual or perceived incidents or misuses of user data or other privacy or security incidents, the substance or enforcement of our community standards, the quality, integrity, characterization and age-appropriateness of content shared on our Platform, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. Any criminal incidents or allegations involving Roblox, whether or not we are directly responsible, could adversely affect our reputation as a safe place for children and hurt our business. Any negative publicity could create the perception that we do not provide a safe online environment and may have an adverse effect on the size, engagement, and loyalty of our developer, creator, and user community, which would adversely affect our business and financial results. Maintaining, protecting, and enhancing our reputation and brand may require us to make substantial investments, and these investments may not be successful.
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
Our Platform relies on our developers and creators to create experiences and virtual items on our Platform for our users, and we believe the interactions between and within the developer, creator, and user communities on our Platform create a thriving and organic ecosystem, and this network effect drives our growth. To facilitate and incentivize the creation of the experiences and virtual items by developers our Platform offers developers an opportunity to earn Robux, a virtual currency on our Platform. When virtual items are acquired on our Platform, the originating developer or creator earns a portion of the Robux paid for the item. Developers are able to exchange their accumulated earned Robux for real-world currency under certain conditions outlined in our Developer Exchange Program. While we have millions of developers and creators on our Platform, 48% of engagement hours were spent in the top 50 experiences in the month ending December 31, 2023 and only 526 experiences had engagement hours of 10 million or more. We continuously review and revise our Platform policies to enhance regulatory compliance and the trust and safety of our Platform. Changes to our Platform policies may reduce the ability of developers to monetize their experience. The loss of any of our top developers could have a material impact on our business, financial condition, and operations. If we fail to provide a sufficient return to developers, they may elect to develop user-generated content on other platforms, which would result in a loss of revenue.
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
We have undergone efforts to further develop the live experiences available on our Platform, such as virtual concerts, classrooms, meetings, and conferences and to offer commercial partners with branding opportunities in conjunction with key events, such as a product launch. There is no guarantee that these efforts will be successful or that users will engage with these experiences. New features or enhancements and changes to the existing features of our Platform, such as these live experiences or virtual reality applications, could fail to attain sufficient market acceptance for many reasons, including failure to predict market demand accurately in terms of functionality and to supply features that meet this demand in a timely fashion; defects, errors, or failures; negative publicity about performance, safety, privacy, or effectiveness; delays in releasing new features or enhancements on our Platform; and introduction or anticipated introduction of competing products by competitors. The failure to obtain market acceptance for these live experiences would negatively affect our business, financial condition, results of operations, and brand.

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
We have experienced outages from time to time since our inception when the Platform is unavailable for all or some of our users, developers, and creators, including in May 2022 and October 2021. In addition, there may be times when access to our Platform for users, developers, and creators may be temporarily unavailable or limited. This could be due to proactive actions we take while we provide critical updates or as an unexpected outcome of routine maintenance, which most recently occurred in July 2023. Outages can be caused by a number of factors, including a move to a new technology, the demand on our Platform exceeding the capabilities of our technological infrastructure, delays or failures resulting from natural disasters, manmade disasters, or other catastrophic events, the migration of data among data centers and to third-party hosted environments, and issues relating to our reliance on third-party software, third-party application stores, and third parties that host our Platform in areas where we do not operate our own data centers. The unavailability of our Platform, particularly if outages should become more frequent or longer in duration, could cause our users to seek other entertainment options, including those provided by our competitors, which may adversely affect our financial results. If we or our partners or third party service providers experience outages and our Platform is unavailable or if our developers, creators, and users are unable to access our Platform within a reasonable amount of time or at all, as a result of any such events, our reputation and brand may be harmed, developer, creator and user engagement with our Platform may be reduced, and our revenue, bookings and profitability could be negatively impacted. We may also experience a negative impact to our financial results as a result of decreased usage on our Platform or decrease of payouts to developers and creators. We may not have full redundancy for all of our systems at all times and our disaster recovery planning may not be sufficient to mitigate the risks posed by unanticipated technological exploitation used by threat actors and to address all aspects of any unanticipated consequence or incident or allow us to maintain business continuity at profitable levels or at all. Further, in the event of damage or service interruption, our business interruption insurance policies will not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenues, subject us to liability, or otherwise harm our business, financial condition, or results of operations.
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
Customer support personnel and technologies are critical to resolve issues and to allow developers, creators, and users to realize the full benefits that our Platform provides and provide an excellent customer experience. High-quality support is important for the retention of our existing developers, creators, and users and to encourage the expansion of their use of our Platform. We rely on third party service providers to assist in our customer support. Our third party providers have been and may in the future be a source of exploitation for bad actors to attempt to compromise our systems and information. If a threat actor is successful in using one or more of our third party service providers to compromise our systems or personal information of our users, it could impact our business and results of operation as well as our reputation.

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
We operate our Platform throughout the world and are subject to risks and challenges associated with international business. For the three months ended March 31, 2024, approximately 79% of our DAUs and 36% of our revenue was derived from outside the U.S. and Canada region. We intend to continue to expand internationally, and this expansion is a critical element of our future business strategy. However, as we continue to expand internationally, including into developing countries where consumer discretionary spending is relatively weak, while our DAUs increase, the growth rate of our bookings could decelerate due to weaker spending by users from those regions, and our ABPDAU has been and may continue to be negatively impacted. While we have a number of developers, creators, and users outside of the U.S., we have limited offices located outside of the U.S. and Canada, and there is no guarantee that our international expansion efforts will be successful. The risks and challenges associated with expanding our international presence and operations include:
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
While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our Platform is used and as a result, the metrics may overstate the number of DAUs, monthly unique payers, average monthly repurchase rate, hours engaged, ABPDAU, and average bookings per monthly unique payer. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we are continually seeking to improve our estimates of our user base and hours engaged, and such estimates may change due to improvements or changes in our methodology. We regularly review our processes for calculating these metrics, and from time to time we discover inaccuracies in our metrics or make adjustments to improve their accuracy, which can result in adjustments to our historical metrics. Our ability to recalculate our historical metrics may be impacted by data limitations, limitations in functionality of and user behaviors on different platforms, or other factors that require us to apply different methodologies for such adjustments.
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
Robux and digital goods on our Platform have no monetary value outside of our Platform, but users have made and may in the future make unauthorized, fraudulent, or illegal sales and/or purchases of Robux and other digital goods on or off of our Platform, including through unauthorized third-party websites in exchange for real-world currency. For example, some users have made fraudulent use of credit cards owned by others on our Platform to purchase Robux and offer the purchased Robux for sale at a discount on a third-party website. For the three months ended March 31, 2024, total chargebacks to us from all fraud was approximately 3.5% of bookings.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. For the three months ended March 31, 2024, approximately 79% our DAUs and 36% of our revenue was derived from outside the U.S. and Canada region. While we periodically adjust the price of Robux to account for the relative value of this local currency to the U.S. dollar, these adjustments are not immediate nor do they typically exactly track the underlying currency fluctuations. As a result, rapid appreciation of the U.S. dollar against these foreign currencies has harmed and may in the future harm our reported results and cause the revenue derived from our foreign users and overall revenue to decrease. In addition, even if we do adjust the cost of our Robux in foreign markets to fluctuations in the U.S. dollar, such fluctuations could change the costs of purchasing Robux to our users outside of the U.S., which may adversely affect our business, results of operations and financial condition, or improve our financial performance.
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
Although we, either directly or through our third-party distribution channels, collect and remit taxes from users in certain countries and regions on the sale of our virtual currency, there are some jurisdictions in which we operate where we do not currently collect taxes from users. The application of tax laws pertaining to the collection of sales, value added, and similar taxes to e-commerce businesses, such as ours, is a complex and evolving area. For example, many countries have recently enacted tax laws that require non-resident providers to register for and levy value added taxes on electronically provided services to such country’s residents. This would require us to calculate, collect, and remit value added taxes in some jurisdictions, even if we have no physical presence in such jurisdictions. Further, we may need to invest substantial amounts to modify our solutions or our business model to be able to collect and remit sales, value added, or similar taxes under such tax laws in the future.
Further, many jurisdictions have also adopted or are considering adopting marketplace facilitator laws that shift the burden of tax collection to online marketplaces. If we are characterized as a marketplace facilitator for the sale of content between our developers, creators, and users, we may need to invest substantial amounts to modify our solutions or business model to be able to meet any reporting and collection obligations with respect to sales, value added, or similar taxes. A successful assertion by a jurisdiction that we should have been or should be collecting additional sales, value added, or other taxes for the sale of content between our developers, creators, and users, could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential users, developers, or creators from subscribing to our Platform, or otherwise harm our business, results of operations, and financial condition.

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
The United Kingdom maintains the Data Protection Act of 2018 and the UK GDPR, which collectively implement and complement the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or 4% of annual global revenues of the previous year. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Such adequacy decision must, however, be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR and other United Kingdom data protection laws or regulations may develop in the medium to longer term, nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated.
In addition, various local, national, and foreign laws and regulations apply to our operations, including the Children’s Online Privacy Protection Act (“COPPA”), in the U.S., Article 8 of the GDPR and similar regulations in other jurisdictions. COPPA imposes strict requirements on operators of websites or online services directed to children under 13 years of age (or 16 years of age under other regulatory regimes). 41% of our DAUs were under the age of 13 during the three months ended March 31, 2024. COPPA requires companies to obtain verifiable parental consent before collecting personal information from children under the age of 13. Both the U.S. federal government and the states can enforce COPPA and violations of COPPA can lead to significant fines. No assurances can be given that our compliance efforts will be sufficient to avoid allegations of COPPA violations, and any non-compliance or allegations of non-compliance could expose us to significant liability, penalties and loss of revenue, significantly harm our reputation, and could be costly and time consuming to address or defend. To the extent we rely on consent for processing personal data under the GDPR, consent or authorization from the holder of parental responsibility is required in certain cases for the processing of personal data of children under the age of 16, and member states may enact laws that lower that age to 13. Additionally, in certain jurisdictions the law may allow minors to disaffirm their contracts, including our Terms of Use. If minors on our Platform are able to avoid enforcement of our Terms of Use under applicable law, it could have a material adverse impact on our business, financial condition, results of operations, and cash flow.

We continue to monitor updated guidance from the United Kingdom’s Information Commissioner Office (“ICO”) on the Age Appropriate Design Code (“AADC”), which focuses on online safety and protection of children’s privacy online. The AADC became effective September 2, 2021, and noncompliance with the AADC may result in audits or other proceedings by the ICO, the regulatory body set up to uphold information rights in the United Kingdom, and other regulators in the EEA or Switzerland, as noncompliance with the AADC may indicate noncompliance with applicable data protection law. Further, the United Kingdom Online Safety Act (“OSA”) was enacted in October 2023 and will gradually be implemented as Ofcom publishes its guidance and codes of practice. The OSA introduces, among other things, duties to protect children online, complete risk assessments, and remove illegal content. Noncompliance with the OSA could lead to fines of up to £18 million or 10% of global revenues of the previous year and possible criminal liability on senior managers and company officers, particularly if they fail to safeguard children online. We are also monitoring developments with the EU’s, Digital Services Act (“DSA”), which became fully applicable on February 17, 2024. The DSA imposes new content moderation obligations, notice and transparency obligations, advertising restrictions and other requirements on digital platforms to protect consumers and their rights online. Noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which are in addition to the ability of civil society organizations and non-governmental organizations to lodge class action lawsuits. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and laws and regulations of applicable EU Member States and the United Kingdom relating to privacy, cybersecurity and data protection in connection with any measures we take to comply with them.
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

In addition, the CCPA, which established a new privacy framework for covered businesses such as ours, went into effect in January 2020, requiring us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The CCPA was significantly modified and supplemented by the California Privacy Rights Act (“CPRA”), which was approved in November 2020. The CPRA went into effect on January 1, 2023 and, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new agency to implement and enforce the law. Further, the CCPA has prompted similar legislative developments in other states in the U.S., including laws enacted in Virginia, Colorado, Utah, Connecticut, Florida, Iowa, Indiana, Montana, Tennessee, Oregon, Delaware, Texas, New Hampshire and New Jersey. These developments create the potential for a patchwork of overlapping but different state laws. Other states, including California, Utah and Arkansas, have passed legislation imposing substantial new obligations upon companies that offer online services, products, or features “likely to be accessed” by children 17 years of age or under, or certain types of social media and digital services, respectively. The California legislation includes certain requirements and principles from the AADC including, among other things, data protection impact assessments and the implementation of privacy by design. The laws in Utah, Florida, and Arkansas impose new restrictions and obligations in connection with users who are, or are deemed to be, under 18, including access restrictions and restrictions on abilities for minors to create accounts. Many states have also passed their own laws that require verifiable parental consent before allowing children to create an account or impact companies that process children’s personal data. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business. The potential effects of new and evolving legislation relating to privacy, cybersecurity, data protection, and related matters, such as age verification, are far-reaching, create the potential for a patchwork of overlapping but different laws, and may require us to modify practices and policies, incur substantial costs and expenses, or restrict our operations. Additionally, requirements for verified parental consent before allowing children to create an account may limit the use of our Platform or reduce or overall demand for our Platform, which could harm our business, financial condition, and results of operations.
We believe we take reasonable efforts to comply with all applicable laws, regulations, and other legal obligations and certain industry codes of conduct relating to privacy, cybersecurity, and data protection. However, it is possible that the obligations imposed on us by applicable laws and regulations, industry codes of conduct or other actual or asserted obligations relating to privacy, cybersecurity, data protection, or related matters, may be interpreted and applied in inconsistent manners and may conflict with other rules or our practices in certain jurisdictions. Additionally, due to the nature of our service, we are unable to maintain complete control over cybersecurity or the implementation of measures that reduce the risk of a security breach or incident. For example, our customers may accidentally disclose their passwords or store them on a mobile device that is “SIM swapped,” lost, or stolen, creating the perception that our systems are not secure against third-party access. Any failure or perceived failure by us to comply with our privacy policies, our obligations to users or other third parties relating to privacy, cybersecurity, data protection, or related matters, or our other policies or obligations relating to privacy, cybersecurity, data protection, or related matters, or any actual or perceived compromise of security, including any such compromise that results in the unauthorized loss, unavailability, modification, release, transfer, or other processing of personal information or other user, developer or creator data, may result in governmental investigations and enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others and could cause our developers, creators, and users to lose trust in us, any or all of which could have an adverse effect on our business, financial condition, or results of operations.
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

The increased use of interactive entertainment offerings like ours by consumers, including younger consumers, may prompt calls for more stringent consumer protection laws and regulations throughout the world that may impose additional burdens on companies such as ours making virtual currencies like Robux available for sale. The U.S. Consumer Financial Protection Bureau (“CFPB”) recently announced that it is monitoring business practices in video gaming marketplaces and gaming currencies for compliance with federal consumer financial protection laws. Increased regulatory scrutiny may increase compliance obligations and require us to devote legal and other resources and make changes to our Platform to address such regulation, which may negatively impact our revenue and profitability. Any inability, or perceived inability, to comply with existing or new compliance obligations issued by the CFPB or any other regulatory authority could lead to regulatory investigations, or result in administrative or enforcement action, such as fines, penalties, and/or enforceable undertakings and adversely affect us and our results of operations.
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
Regulatory scrutiny, changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere that prohibit us from making Robux available on our Platform would require us to make significant changes to our Platform, which would materially impair our business, financial condition, and operating results.
We are subject to various governmental export control, trade sanctions, and import laws and regulations that require our compliance and may subject us to liability if we violate these controls.
In some cases, our software and experiences are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce and trade and economic sanctions, including those administered by OFAC, which we collectively refer to as Trade Control Laws and Regulations. Thus, we are subject to laws and regulations that could limit our ability to offer access or full access to our Platform and experiences to certain persons and in certain countries or territories. For example, certain U.S. laws and regulations administered and enforced by OFAC, may limit our ability to give certain users, developers, and creators access to aspects of our Platform and experiences. Trade Control Laws and Regulations are complex and dynamic, and monitoring and ensuring compliance can be challenging. In addition, we rely on our payment processors for compliance with certain of these Trade Control Laws and Regulations, including preventing paid activity by users, developers, and creators that attempt to access our Platform from various jurisdictions comprehensively sanctioned by OFAC, including Cuba, Iran, North Korea, Syria, and sanctioned regions of Ukraine. Users, developers, and creators from certain of these countries and territories have access to our Platform and experiences and there can be no guarantee we will be found to have been in full compliance with Trade Control Laws and Regulations during all relevant periods. Any failure by us or our payment processors to comply with the Trade Control Laws and Regulations may lead to violations of the Trade Control Laws and Regulations that could expose us to liability. Additionally, following Russia’s invasion of Ukraine, the United States and other countries imposed certain economic sanctions and severe export control restrictions against Russia and Belarus and have continued to strengthen these controls. These countries could impose even broader sanctions and additional export restrictions or take other actions that could impact our business. Any failure to comply with applicable laws and regulations could have negative consequences for us, including reputational harm, government investigations, and monetary penalties.
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
Our success relies in part on the ability of developers and creators to drive engagement with content that is challenging, engaging, fun, interesting, and novel. Developers and creators are responsible for clearing the rights to all of the content they upload to our service or physical goods that they make available for sale, but some developers or creators may upload content or link goods that infringes the rights or violates the terms of use of third parties in violation of our Terms of Use. We rely upon legal protections in various jurisdictions to protect us from claims of monetary damages for content that is uploaded to and stored on our system at the direction of our users, or counterfeit goods and copyright-infringing material made available for sale, but those protections may change or disappear over time, increasing our exposure for claims of copyright or other intellectual property infringement. If we should lose or fail to qualify for statutory or other legal protections that immunize us from monetary damages for intellectual property infringement, the damages could be significant and have a material impact on our business. While we have implemented measures designed to limit our exposure to claims of intellectual property infringement, intellectual property owners may allege that we failed to take appropriate measures to prevent infringing activities on our systems, that we turned a blind eye to infringement, or that we facilitated, induced or contributed to infringement.

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
On March 13, 2024, the European Parliament approved the Artificial Intelligence Act (the “AI Act”) which is expected to become law with some minor amendments. The AI Act proposes a framework of prohibitions as well as disclosure, transparency and other regulatory obligations based on various levels of risk for businesses introducing AI systems in the EU. Once the AI Act becomes effective, certain provisions could require us to alter or restrict our use of AI both in features or products available to our users and in our systems that interact with our users, depending on respective levels of risk-categorization, types of systems, and manner of use, under the AI Act. The AI Act also may require us to comply with monitoring and reporting requirements. As a result, we may need to devote substantial time and resources to evaluate our obligations under the AI Act and to develop and execute a plan designed to ensure compliance. Noncompliance with the AI Act could result in fines of up to €35 million or 7% of annual global turnover for the previous year, whichever is higher.
Further, new content related regulations, including the DSA and OSA mentioned above, may increase our compliance cost.
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
While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the DMCA, the CDA, the fair-use doctrine in the U.S. and the E-Commerce Directive in the EU, differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by developers, creators, or users or otherwise contributed by third parties to our Platform. As an example, Article 17 of the Directive on Copyright in the Digital Single Market was passed in the EU, which affords copyright owners some enforcement rights that may conflict with U.S. safe harbor protections afforded to us under the DMCA. Member states in the EU are in the process of determining how Article 17 will be implemented in their particular country. In addition, the EU’s DSA became fully applicable on February 17, 2024. The DSA imposes additional obligations as provided under the E-Commerce Directive and includes new content moderation obligations, notice and transparency obligations, advertising restrictions and other requirements on digital platforms to protect consumers and their rights online. In countries in Asia and Latin America, generally there are no similar statutes to the CDA or the DSA. The laws of countries in Asia and Latin America generally provide for direct liability if a platform is involved in creating such content or has actual knowledge of the content without taking action to take it down. Further, laws in some Asian countries also provide for primary or secondary liability, which can include criminal liability, if a platform fails to take sufficient steps to prevent such content from being uploaded. Although these and other similar legal provisions provide limited protections from liability for platforms like ours, if we are found not to be protected by the safe harbor provisions of the DMCA, CDA or other similar laws, or if we are deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, including Article 17, we may owe substantial damages, and our brand, reputation, and financial results may be harmed.
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
Further, any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings, and equivalent proceedings in foreign jurisdictions, such as opposition proceedings or litigation. In addition, despite our pending patent applications, there is no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our Platform and use information that we regard as proprietary to create products that compete with ours. Patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our global activities, our exposure to unauthorized copying and use of our Platform and proprietary information will likely increase.
We rely, in part, on trade secrets, proprietary know-how, and other confidential information to maintain our competitive position. While we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including suppliers and other partners, we cannot guarantee that we have entered into such agreements with every entity that has or may have had access to our proprietary information, know-how and trade secrets or that has or may have developed intellectual property in connection with an engagement with us. Moreover, there are no assurances that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our Platform. These agreements may be breached, and we may not be able to detect any such breach and may not have adequate remedies for any such breach even if we know about it.

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
We are and/or may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, privacy, biometrics, cybersecurity, data protection, product liability, consumer protection, false and misleading advertising, employment, class action, whistleblower, contract, securities, tort, civil Racketeer Influenced and Corrupt Organizations Act, unfair competition, and other litigation claims, including claims related to our advertising practices and use of generative AI, and governmental and other regulatory investigations and proceedings. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. We are and may continue to be subject to legal proceedings asserting claims arising from allegations that we disabled access to virtual items found to violate our Terms of Use, that we have facilitated gambling by users of our Platform including by minors, that we have misrepresented the safety of our Platform, that our Platform is addictive or otherwise unsafe, that we unlawfully or unfairly benefit from child labor, and suits related to our refund policies. In these and similar lawsuits brought on behalf of child users, the court may allow minors to disaffirm or avoid enforcement of our Terms of Use, depending on the circumstances. We have and may continue to be subject to legal proceedings asserting claims on behalf of shareholders related to allegations that discussions of our growth prospects have been misleading and unsustainable due to concerns related to safety and our implementation of parental controls on the Platform. In particular, on August 1, 2023, a putative class action was filed against us in the United States District Court for the Northern District of California captioned Colvin v. Roblox asserting various claims arising from allegations that minors used third-party virtual casinos to gamble Robux and on March 14, 2024, Gentry v. Roblox was filed in the United States District Court for the Northern District of California premised on substantially identical allegations as Colvin v. Roblox. The two cases were consolidated on April 18, 2024. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
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
Our operations are subject to the effects of changing inflation rates and volatile global economic conditions.
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
Geopolitical developments, such as the war in Ukraine, Hamas’ attack against Israel and the ensuing war, and tensions with China, and the responses by central banking authorities to control inflation, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Adverse macroeconomic conditions, including lower consumer confidence, persistent unemployment, wage and income stagnation, slower growth or recession, changes to fiscal and monetary policy, inflation, changes in interest rates, currency fluctuations, economic and trade sanctions, the availability and cost of credit, and the strength of the economies in which we and our users are located, have adversely affected and may continue to adversely affect our condensed consolidated financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
During our last fiscal quarter, none of the Company’s director(s) or officer(s), as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement,” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

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

Roblox Corporation

Date: May 9, 2024	By:	/s/ Michael Guthrie

Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)