Form 10-Q
period 2024-06-30
Roblox Corp
filed 2024-08-02
CIK 1315098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 15, 2024, the registrant had approximately 598.5 million shares of Class A common stock and 48.7 million of Class B common stock outstanding, each with a par value of $0.0001 per share.

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
We believe bookings provide a timelier indication of trends in our operating results that are not necessarily reflected in our revenue as a result of the fact that we recognize the majority of revenue over the estimated average lifetime of a paying user, which decreased from 28 months in the first quarter of 2024 to 27 months as during the second quarter of 2024. The change in deferred revenue constitutes the vast majority of the reconciling difference from revenue to bookings. By removing these non-cash adjustments, we are able to measure and monitor our business performance based on the timing of actual transactions with our users and the cash that is generated from these transactions. Over the long-term, the factors impacting our revenue and bookings trends are the same. However, in the short-term, there are factors that may cause revenue and bookings trends to differ.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ROBLOX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	As of
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$966,406	$678,466
Short-term investments	1,445,689	1,514,808
Accounts receivable—net of allowances	345,809	505,769
Prepaid expenses and other current assets	87,100	74,549
Deferred cost of revenue, current portion	559,278	501,821
Total current assets	3,404,282	3,275,413
Long-term investments	1,189,135	1,043,399
Property and equipment—net	675,075	695,360
Operating lease right-of-use assets	722,493	665,107
Deferred cost of revenue, long-term	277,614	283,326
Intangible assets, net	43,113	53,060
Goodwill	141,900	142,129
Other assets	16,904	10,284
Total assets	$6,470,516	$6,168,078
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$38,877	$60,087
Accrued expenses and other current liabilities	269,839	271,121
Developer exchange liability	330,289	314,866
Deferred revenue—current portion	2,662,087	2,406,292
Total current liabilities	3,301,092	3,052,366
Deferred revenue—net of current portion	1,311,787	1,373,250
Operating lease liabilities	706,018	646,506
Long-term debt, net	1,005,679	1,005,000
Other long-term liabilities	34,639	22,330
Total liabilities	6,359,215	6,099,452
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value; 5,000,000 authorized as of June 30, 2024 and December 31, 2023, 646,611 and 631,221 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; Class A common stock—4,935,000 shares authorized as of June 30, 2024 and December 31, 2023, 597,933 and 581,135 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; Class B common stock—65,000 shares authorized as of June 30, 2024 and December 31, 2023, 48,678 and 50,086 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	61	61
Additional paid-in capital	3,664,414	3,134,946
Accumulated other comprehensive income/(loss)	(6,229)	1,536
Accumulated deficit	(3,536,740)	(3,060,253)
Total Roblox Corporation Stockholders’ equity	121,506	76,290
Noncontrolling interests	(10,205)	(7,664)
Total Stockholders’ equity	111,301	68,626
Total Liabilities and Stockholders’ equity	$6,470,516	$6,168,078
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$893,543	$680,766	$1,694,843	$1,336,110
Cost and expenses:
Cost of revenue(1)	198,557	162,029	377,423	313,870
Developer exchange fees	208,270	165,843	410,675	348,283
Infrastructure and trust & safety	221,064	225,039	447,998	436,083
Research and development	361,684	315,319	723,749	590,856
General and administrative	105,627	96,197	203,451	193,771
Sales and marketing	36,290	30,328	71,824	57,083
Total cost and expenses	1,131,492	994,755	2,235,120	1,939,946
Loss from operations	(237,949)	(313,989)	(540,277)	(603,836)
Interest income	44,383	34,764	86,553	65,846
Interest expense	(10,204)	(10,129)	(20,567)	(20,141)
Other income/(expense), net	(3,315)	3,277	(3,661)	2,837
Loss before income taxes	(207,085)	(286,077)	(477,952)	(555,294)
Provision for/(benefit from) income taxes	110	(1,236)	1,163	(505)
Consolidated net loss	(207,195)	(284,841)	(479,115)	(554,789)
Net loss attributable to noncontrolling interests	(1,312)	(2,064)	(2,628)	(3,699)
Net loss attributable to common stockholders	$(205,883)	$(282,777)	$(476,487)	$(551,090)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.46)	$(0.75)	$(0.90)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	642,814	612,689	638,917	609,680
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Consolidated net loss	$(207,195)	$(284,841)	$(479,115)	$(554,789)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	57	875	(621)	807
Net change in unrealized losses on available-for-sale marketable securities	(676)	(14,605)	(7,057)	(15,180)
Other comprehensive loss, net of tax	(619)	(13,730)	(7,678)	(14,373)
Total comprehensive loss, including noncontrolling interests	(207,814)	(298,571)	(486,793)	(569,162)
Less: net loss attributable to noncontrolling interests	(1,312)	(2,064)	(2,628)	(3,699)
Less: cumulative translation adjustments attributable to noncontrolling interests	21	427	87	393
Other comprehensive loss attributable to noncontrolling interests, net of tax	(1,291)	(1,637)	(2,541)	(3,306)
Total comprehensive loss attributable to common stockholders	$(206,523)	$(296,934)	$(484,252)	$(565,856)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
Three Months Ended June 30, 2024

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	639,734	$61	$3,407,986	$(5,589)	$(3,330,857)	$(8,914)	$62,687
Issuance of common stock upon exercise of stock options	1,692	—	4,537	—	—	—	4,537
Vesting of restricted stock units	5,185	—	—	—	—	—	—
Stock-based compensation expense	—	—	251,891	—	—	—	251,891
Other comprehensive income/(loss)	—	—	—	(640)	—	21	(619)
Net loss	—	—	—	—	(205,883)	(1,312)	(207,195)
Balance at June 30, 2024	646,611	$61	$3,664,414	$(6,229)	$(3,536,740)	$(10,205)	$111,301
Six Months Ended June 30, 2024

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	631,221	$61	$3,134,946	$1,536	$(3,060,253)	$(7,664)	$68,626
Issuance of common stock upon exercise of stock options	4,286	—	12,333	—	—	—	12,333
Issuance of common stock under Employee Stock Purchase Plan	1,085	—	24,742	—	—	—	24,742
Vesting of restricted stock units	10,019	—	—	—	—	—	—
Stock-based compensation expense	—	—	492,393	—	—	—	492,393
Other comprehensive income/(loss)	—	—	—	(7,765)	—	87	(7,678)
Net loss	—	—	—	—	(476,487)	(2,628)	(479,115)
Balance at June 30, 2024	646,611	$61	$3,664,414	$(6,229)	$(3,536,740)	$(10,205)	$111,301
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

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Consolidated net loss	$(479,115)	$(554,789)
Adjustments to reconcile net loss including noncontrolling interests to net cash and cash equivalents provided by operations:
Depreciation and amortization expense	106,513	100,011
Stock-based compensation expense	492,393	397,266
Operating lease non-cash expense	57,488	44,753
(Accretion)/amortization on marketable securities, net	(39,533)	(31,745)
Amortization of debt issuance costs	679	651
Impairment expense, (gain)/loss on investment and other asset sales, and other, net	443	6,169
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	160,045	122,628
Prepaid expenses and other current assets	(12,955)	(6,159)
Deferred cost of revenue	(52,615)	(38,597)
Other assets	(6,666)	(6,691)
Accounts payable	(8,828)	1,576
Accrued expenses and other current liabilities	(23,516)	(22,344)
Developer exchange liability	15,423	(11,156)
Deferred revenue	197,650	229,155
Operating lease liabilities	(29,329)	(30,843)
Other long-term liabilities	12,318	2,286
Net cash and cash equivalents provided by operating activities	390,395	202,171
Cash flows from investing activities:
Acquisition of property and equipment	(86,381)	(202,274)
Payments related to business combination, net of cash acquired	(2,000)	—
Purchases of intangible assets	(1,370)	(13,500)
Purchases of investments	(1,866,782)	(3,042,760)
Maturities of investments	1,589,320	324,010
Sales of investments	233,306	229,279
Net cash and cash equivalents used in investing activities	(133,907)	(2,705,245)
Cash flows from financing activities:
Proceeds from issuance of common stock	37,247	31,107
Proceeds from debt issuances	—	14,700
Financing payments related to acquisitions	(4,450)	(750)
Net cash and cash equivalents provided by financing activities	32,797	45,057
Effect of exchange rate changes on cash and cash equivalents	(1,345)	807
Net increase/(decrease) in cash and cash equivalents	287,940	(2,457,210)
Cash and cash equivalents
Beginning of period	678,466	2,977,474
End of period	$966,406	$520,264
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses and other liabilities	$23,470	$41,263
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
In the Company’s opinion, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 2024 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other interim period.
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
Change in Accounting Estimate
At the onset of the second quarter of 2024, we updated our estimated paying user life from 28 months to 27 months. Based on the carrying amount of deferred revenue and deferred cost of revenue as of March 31, 2024, the change resulted in an increase in revenue and cost of revenue during the three months ended June 30, 2024 by $58.9 million and $12.4 million, respectively. It is estimated that this change will increase our fiscal year 2024 revenue and cost of revenue by $98.0 million and $20.4 million, respectively.
The estimated paying user life was 28 months during the three and six months ended June 30, 2023.
Refer to the heading “Basis of Presentation and Summary of Significant Accounting Policies — Revenue Recognition Policy” as described in the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 21, 2024, for a complete discussion on the Company’s revenue recognition policies.
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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires public entities to disclose expanded information about their reportable segment(s)’ significant expenses and other segment items on an interim and annual basis. The ASU does not change how a public entity identifies or aggregates its operating segments. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU is required to be applied retrospectively to all prior periods presented in the financial statements once adopted. The Company is evaluating the disclosure requirements related to the new standard.

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
3. Revenue from Contracts with Customers
The following table summarizes revenue by region based on the billing country of users (in thousands, except percentages):

	Three Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$565,867	63%	$439,523	65%
Europe	163,407	18	123,532	18
Asia-Pacific, including Australia and New Zealand	95,055	11	69,102	10
Rest of world	69,214	8	48,609	7
Total	$893,543	100%	$680,766	100%

	Six Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$1,075,431	63%	$865,286	65%
Europe	308,971	18	242,062	18
Asia-Pacific, including Australia and New Zealand	180,329	11	134,230	10
Rest of world	130,112	8	94,532	7
Total	$1,694,843	100%	$1,336,110	100%
(1)The Company’s revenues in the United States were 59% of consolidated revenue for each of the three and six months ended June 30, 2024 and were 60% and 61% for the three and six months ended June 30, 2023, respectively.
No individual country, other than the United States, exceeded 10% of the Company’s consolidated revenue for any period presented.
Durable virtual items accounted for 92% of virtual item-related revenue for each of the three and six months ended June 30, 2024, respectively, and 92% and 91% in the three and six months ended June 30, 2023, respectively. Consumable virtual items accounted for 8% of virtual item-related revenue for each of the three and six months ended June 30, 2024, respectively, and 8% and 9% in the three and six months ended June 30, 2023, respectively.
Deferred Revenue
The Company receives payments from its users based on the payment terms established in its contracts. Such payments are initially recorded to deferred revenue and are recognized into revenue as the Company satisfies its performance obligations. The aggregate amount of revenue allocated to unsatisfied performance obligations is included in our deferred revenue balances.
The increase in deferred revenue for the six months ended June 30, 2024 was driven by sales during the period exceeding revenue recognized from the satisfaction of our performance obligations, which includes the revenue recognized during the period that was included in the current portion of deferred revenue at the beginning of the period. During the six months ended June 30, 2024, we recognized $1,388.6 million of revenue that was included in the current deferred revenue balance as of December 31, 2023.

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
5. Cash Equivalents and Investments
The following is a summary of the Company’s cash equivalents and short-term and long-term investments (in thousands):

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$907,229	$—	$—	$907,229	$907,229	$—	$—
U.S. Treasury securities	1,711,715	235	(5,860)	1,706,090	—	1,158,402	547,688
Subtotal	2,618,944	235	(5,860)	2,613,319	907,229	1,158,402	547,688
Level 2
U.S. agency securities	323,932	10	(299)	323,643	—	47,453	276,190
Commercial paper	192,136	—	—	192,136	9,978	182,158	—
Corporate debt securities	422,521	660	(1,709)	421,472	—	56,215	365,257
Subtotal	938,589	670	(2,008)	937,251	9,978	285,826	641,447
Total Debt Securities	$3,557,533	$905	$(7,868)	$3,550,570	$917,207	$1,444,228	$1,189,135
Equity Securities
Level 1
Mutual funds (1)				$1,461	$—	$1,461	$—
Total Equity Securities				$1,461	$—	$1,461	$—
Total Investments	$3,557,533	$905	$(7,868)	$3,552,031	$917,207	$1,445,689	$1,189,135

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$614,888	$—	$—	$614,888	$614,888	$—	$—
U.S. Treasury securities	1,692,700	2,007	(2,547)	1,692,160	—	1,155,218	536,942
Subtotal	2,307,588	2,007	(2,547)	2,307,048	614,888	1,155,218	536,942
Level 2
U.S. agency securities	286,007	27	(197)	285,837	—	137,151	148,686
Commercial paper	184,465	—	—	184,465	14,827	169,638	—
Corporate debt securities	409,037	2,066	(1,262)	409,841	—	52,070	357,771
Subtotal	879,509	2,093	(1,459)	880,143	14,827	358,859	506,457
Total Debt Securities	$3,187,097	$4,100	$(4,006)	$3,187,191	$629,715	$1,514,077	$1,043,399
Equity Securities
Level 1
Mutual funds (1)				$731	$—	$731	$—
Total Equity Securities				$731	$—	$731	$—
Total Investments	$3,187,097	$4,100	$(4,006)	$3,187,922	$629,715	$1,514,808	$1,043,399
(1)The equity securities relate to the Company’s nonqualified deferred compensation plan and are held in a rabbi trust. Refer to Note 14, “Employee and Director Benefits”, to the notes to the condensed consolidated financial statements for more information.
As of June 30, 2024, all of the Company’s short-term debt investments have contractual maturities of one year or less and all of the Company’s long-term debt investments have contractual maturities between one and five years.
Changes in market interest rates, credit risk of borrowers and overall market liquidity, amongst other factors, may cause our short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of June 30, 2024, the unrealized losses were primarily driven by increases in interest rates following the date of purchase and the Company does not intend to sell, nor is it more likely than not it will be required to sell, such securities before recovering the amortized cost basis.
The following table presents fair values and gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$1,046,150	$(1,445)	$350,312	$(4,415)	$1,396,462	$(5,860)
U.S. agency securities	276,175	(258)	32,458	(41)	308,633	(299)
Corporate debt securities	194,913	(903)	95,549	(806)	290,462	(1,709)
Total	$1,517,238	$(2,606)	$478,319	$(5,262)	$1,995,557	$(7,868)

	As of December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$486,424	$(2,547)	$—	$—	$486,424	$(2,547)
U.S. agency securities	182,475	(197)	—	—	182,475	(197)
Corporate debt securities	248,287	(1,262)	—	—	248,287	(1,262)
Total	$917,186	$(4,006)	$—	$—	$917,186	$(4,006)

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
7. Goodwill and Intangible Assets
Goodwill
The following table represents the changes to goodwill during the six months ended June 30, 2024 (in thousands):

Carrying Amount
Balance as of December 31, 2023	$142,129
Foreign currency translation adjustments	(229)
Balance as of June 30, 2024	$141,900
There are no accumulated impairment losses for any period presented.

Intangible Assets
The following tables present details of the Company’s finite-lived intangible assets as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024
	Gross Carrying Amount	Accumulated Amortization Expense	Net Carrying Amount
Developed technology	$75,370	$(46,975)	$28,395
Patents	14,200	(1,400)	12,800
Assembled workforce	10,000	(9,042)	958
Trade name	500	(283)	217
Total intangible assets	$100,070	$(57,700)	$42,370

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization Expense	Net Carrying Amount
Developed technology	$75,455	$(39,411)	$36,044
Patents	14,200	(650)	13,550
Assembled workforce	10,000	(7,374)	2,626
Trade name	500	(233)	267
Total intangible assets	$100,155	$(47,668)	$52,487
The above tables do not include $0.7 million and $0.6 million of indefinite lived intangible assets as of June 30, 2024 and December 31, 2023, respectively.
Amortization expense related to our finite-lived intangible assets was $5.0 million and $10.1 million for the three and six months ended June 30, 2024, respectively, and $4.5 million and $9.0 million for the three and six months ended June 30, 2023, respectively.
Expected future amortization expenses related to the Company’s finite-lived intangible assets as of June 30, 2024 are as follows (in thousands):

Year ending December 31:
Remainder of 2024	$8,901
2025	15,710
2026	6,676
2027	3,112
2028	1,922
Thereafter	6,049
Total remaining amortization	$42,370
8. Other Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Prepaid expenses	$60,268	$48,555
Accrued interest receivable	18,788	14,697
Other current assets	8,044	11,297
Total prepaid expenses and other current assets	$87,100	$74,549

Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Servers and related equipment and software	$919,489	$914,989
Computer hardware and software licenses	46,633	43,732
Furniture and fixtures	1,434	520
Leasehold improvements	102,513	101,785
Construction in progress	138,586	77,043
Total property and equipment	1,208,655	1,138,069
Less accumulated depreciation and amortization expense	(533,580)	(442,709)
Property and equipment—net	$675,075	$695,360
Construction in progress primarily relates to leasehold improvements for the Company’s leased office buildings and network equipment infrastructure to support the Company’s data centers.
Depreciation and amortization expense of property and equipment was $47.8 million and $96.5 million for the three and six months ended June 30, 2024, respectively, and $48.1 million and $91.0 million for the three and six months ended June 30, 2023, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Accrued operating expenses	$58,229	$51,921
Short term operating lease liabilities	136,958	111,293
Accrued interest on the 2030 Notes	6,458	6,458
Taxes payable	47,425	59,632
Accrued compensation and other employee related liabilities	16,176	32,125
Other current liabilities	4,593	9,692
Total accrued expenses and other current liabilities	$269,839	$271,121
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
As of June 30, 2024, the Company was in compliance with all of its covenants under the Indenture.
The net carrying amount of the 2030 Notes, which is presented as a component of long-term debt in the Company’s condensed consolidated financial statements, was as follows (in thousands):

	As of
	June 30, 2024	December 31, 2023
2030 Notes
Principal	$1,000,000	$1,000,000
Unamortized issuance costs	(9,021)	(9,700)
Net carrying amount	$990,979	$990,300
Interest expense related to the 2030 Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$9,688	$9,688	$19,376	$19,376
Amortization of debt issuance costs	341	327	679	651
Total interest expense	$10,029	$10,015	$20,055	$20,027
The debt issuance costs for the 2030 Notes are amortized to interest expense over the term of the 2030 Notes using an annual effective interest rate of 4.05%.

As of June 30, 2024 and December 31, 2023, the estimated fair value of the 2030 Notes was approximately $889.0 million and $891.8 million, respectively, determined based on the last trading price of the 2030 Notes during the reporting period (a Level 2 input).
Joint Venture Financing
Refer to Note 15, “Joint Venture”, in the notes to the condensed consolidated financial statements for additional information on debt issued by the Company’s consolidated subsidiary, Roblox China Holding Corp.
10. Commitments and Contingencies
Lease Commitments—The Company leases office facilities and space for data center operations under operating leases expiring in various years through 2035. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. All of the Company’s leases are accounted for as operating leases. There has been no material change in the Company’s lease commitments during the six months ended June 30, 2024, other than for lease commitments primarily related to office facilities and data centers in the ordinary course of business. See Note 4, “Leases” in the notes to the condensed consolidated financial statements for additional information.
Purchase Obligations—Non-cancellable contractual purchase obligations primarily consist of contracts associated with data center and software vendors. There has been no material change in the Company’s purchase obligations during the six months ended June 30, 2024, other than non-cancelable purchase commitments made in the ordinary course of business, primarily related to data center and software vendors.
Letters of Credit—The Company has letters of credit in connection with its operating leases which are not reflected in the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. There have been no material changes to the Company’s letters of credit during the three months ended June 30, 2024.
Legal Proceedings—The Company is and, from time to time may in the future become, involved in legal proceedings, claims and litigation in the ordinary course of business.
As of June 30, 2024 and December 31, 2023, the Company accrued for immaterial losses related to litigation matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated. The Company considered the progress of these cases, the opinions and views of its legal counsel and outside advisors, its experience and settlements in similar cases, and other factors in arriving at the conclusion that a potential loss was probable. The Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for all of these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings. The maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty and the ultimate resolution of one or more of these matters could ultimately have a material adverse effect on our operations.
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
Separately, on March 14, 2024, Gentry v. Roblox was filed in the United States District Court for the Northern District of California premised on substantially identical allegations as the Colvin matter. On April 18, 2024, the Gentry v. Roblox matter was consolidated with the Colvin matter. Plaintiffs filed a consolidated complaint on April 23, 2024. The consolidated complaint seeks monetary damages, including actual, punitive, and statutory damages, restitution, attorneys’ fees and costs, and declaratory and injunctive relief. The Company filed a motion to dismiss the consolidated complaint on May 14, 2024 and the Court's decision on the motion to dismiss is pending.
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
11. Stockholders’ Equity
As of June 30, 2024, the Company had 4,935.0 million shares of Class A common stock authorized, with a par value of $0.0001 per share, 65.0 million shares of Class B common stock authorized, with a par value of $0.0001 per share, and 100.0 million shares of preferred stock authorized, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to 20 votes per share.
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
The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of
	June 30, 2024	December 31, 2023
Stock options outstanding	35,718	40,159
Restricted Stock Units (“RSUs”) outstanding	37,702	39,846
Performance Stock Units (“PSUs”) (1)	2,304	905
CEO Long-Term Performance Award (1)(2)	—	11,500
2020 Equity Incentive Plan	100,056	66,114
2020 Employee Stock Purchase Plan	21,301	16,075
Stock warrants outstanding	264	264
Unregistered stock awards (“RSAs”) outstanding	99	149
Total	197,444	175,012
(1)Represents the shares of common stock reserved for future issuance at the maximum achievement levels.
(2)On March 1, 2024, the Leadership Development and Compensation Committee (i) approved the cancellation of the CEO Long-Term Performance Award, which was previously granted to the CEO under the 2017 Amended and Restated Equity Incentive Plan and (ii) granted Mr. Baszucki a new PSU award and RSU award. The PSUs and RSUs granted to Mr. Baszucki on March 1, 2024 are included in those respective rows above as of June 30, 2024. Refer to Note 12, “Stock-Based Compensation Expense”, to the notes to the condensed consolidated financial statements for further discussion.

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
Stock-based compensation expense
Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Infrastructure and trust & safety	$27,973	$22,695	$55,248	$41,227
Research and development	180,556	147,768	353,803	277,025
General and administrative	34,796	34,823	66,441	65,473
Sales and marketing	8,566	7,076	16,901	13,541
Total stock-based compensation expense	$251,891	$212,362	$492,393	$397,266
Stock Options
The following table summarizes the Company’s stock option activity (in thousands, except per option data and remaining contractual term):

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price (per Option)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances as of December 31, 2023	40,159	$2.98	5.16	$1,716,171
Granted	—	—
Cancelled, forfeited, and expired	(155)	$5.01
Exercised	(4,286)	$2.88
Balances as of June 30, 2024	35,718	$2.99	4.69	$1,222,343
Exercisable as of June 30, 2024	35,047	$2.95	4.66	$1,200,830
Vested and expected to vest at June 30, 2024	35,718	$2.99	4.69	$1,222,343
RSUs and RSAs
The following table summarizes the Company’s RSU and RSA activity (in thousands, except per share data):

	RSUs		RSAs
	Number of Shares	Weighted-Average Grant Date Fair Value (per Share)	Number of Shares	Weighted-Average Grant Date Fair Value (per Share)
Unvested as of December 31, 2023	39,846	$42.25	149	$46.00
Granted	10,606	$39.05	—	—
Vested and released	(10,019)	$43.14	(50)	$46.00
Cancelled	(2,731)	$41.83	—	—
Unvested as of June 30, 2024	37,702	$41.14	99	$46.00

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

The Company recorded $7.3 million of stock-based compensation expense related to the 2024 CEO PSU Award and $17.8 million of stock-based compensation expense related to the 2024 CEO PSU Award and CEO Long-Term Performance Award, in total, during the three and six months ended June 30, 2024, respectively, within general and administrative expenses. The Company recorded $12.2 million and $24.2 million of stock-based compensation expense related to the CEO Long-Term Performance Award during the three and six months ended June 30, 2023, respectively, within general and administrative expenses.
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
During each of the three and six months ended June 30, 2024, $2.7 million of stock-based compensation expense was recorded related to the 2024 Executive PSU Awards.
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
As of June 30, 2024, the number of shares under the 2023 PSU Awards that can be earned at target performance totaled 213,502, with 80% of the target number of shares allocated to the cumulative bookings performance measure and 20% of the target number of shares allocated to the cumulative PSU Adjusted EBITDA performance measure.
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
The Company recorded net stock-based compensation expense of $2.3 million and $1.6 million during the three and six months ended June 30, 2024, respectively, and stock-based compensation expense of $1.5 million during each of the three and six months ended June 30, 2023, respectively, related to the 2023 PSU Awards.

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
The Company estimated the grant date fair value of the 2022 PSU Awards using a model based on multiple stock price outcomes developed through the use of a Monte Carlo simulation which incorporates into the valuation the possibility that the 2022 PSU Awards Stock Price Hurdles may not be satisfied. The grant date fair value of the 2022 PSU Awards was estimated to be $43.13 per share, and the Company estimates that it will recognize total stock-based compensation expense of approximately $6.0 million using the accelerated attribution method over the derived service period of each tranche which is equal to five measurement periods commencing with the last quarter of the second year and ending with the last quarter of the third year. If the 2022 PSU Awards Stock Price Hurdles are met sooner than the derived service period, the stock-based compensation expense will be adjusted to reflect the cumulative expense associated with the vested award. Stock-based compensation expense will be recognized over the requisite service period if the members of management continue to provide service to the Company, regardless of whether the 2022 PSU Awards Stock Price Hurdles are achieved.
The Company recorded a net stock-based compensation benefit of $1.2 million and $0.5 million related to the 2022 PSU Awards during the three and six months ended June 30, 2024, respectively, primarily driven by the departure of an executive, and stock-based compensation expense of $1.0 million and $2.0 million during the three and six months ended June 30, 2023, respectively.
Employee Stock Purchase Plan
The Company recorded $5.0 million and $11.5 million of stock-based compensation expense related to the 2020 ESPP during the three and six months ended June 30, 2024, respectively, and $8.3 million and $15.4 million during the three and six months ended June 30, 2023, respectively.
13. Accumulated Other Comprehensive Income/(Loss)
The following table shows a summary of changes in accumulated other comprehensive income/(loss) by component for the six months ended June 30, 2024 (in thousands):

	Foreign Currency Translation	Unrealized Gains/ (Losses) on Available-For-Sale Debt Securities	Total
Balance as of December 31, 2023	$1,442	$94	$1,536
Other comprehensive loss, net of tax, before reclassifications	(708)	(8,181)	(8,889)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	1,124	1,124
Change in accumulated other comprehensive loss, net of tax	(708)	(7,057)	(7,765)
Balance as of June 30, 2024	$734	$(6,963)	$(6,229)
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
The portion of the 2026 Notes outstanding to Songhua is reflected in the Company’s condensed consolidated financial statements as long-term debt, net, at its principal amount, while the portion outstanding to the Company – including any related interest expense – is eliminated upon consolidation. Interest expense related to the 2026 Notes was $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, and was $0.1 million for each of the three and six months ended June 30, 2023.

16. Income Taxes
The Company is subject to federal and state income tax in the United States, as well as foreign tax jurisdictions in which it conducts business. The Company does not provide for U.S. income taxes or foreign withholding taxes on the undistributed earnings of its profitable foreign subsidiaries because it intends to permanently reinvest such earnings in foreign operations.
The provision for/(benefit from) income taxes for the three and six months ended June 30, 2024 and 2023 consisted of immaterial federal, state and foreign income taxes. The Company continues to maintain a full valuation allowance on its net deferred tax assets as it is not likely that the deferred assets will be utilized. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowance on the Company’s deferred tax assets.
17. Basic and Diluted Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic and diluted net loss per share
Numerator
Consolidated net loss	$(207,195)	$(284,841)	$(479,115)	$(554,789)
Less: net loss attributable to noncontrolling interest	(1,312)	(2,064)	(2,628)	(3,699)
Net loss attributable to common stockholders	$(205,883)	$(282,777)	$(476,487)	$(551,090)
Denominator
Weighted-average common shares used in computing net loss per share attributable to common stockholders, based and diluted	642,814	612,689	638,917	609,680
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.46)	$(0.75)	$(0.90)
The potential shares of common stock that were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive are as follows (in thousands):

	As of June 30,
	2024	2023
Stock options outstanding	35,718	46,588
RSUs outstanding	37,702	36,045
2020 ESPP	2,123	2,177
2023 PSUs Awards based on performance target achievement at period-end (1)	49	—
Stock warrants outstanding	264	264
RSAs outstanding	99	351
Total	75,955	85,425
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
Consistent with our free to play business model, a small portion of our users have historically been payers. For example, in the three months ended June 30, 2024, of our 79.5 million average DAUs, only approximately 983,000 represented our average daily unique paying users. Similarly, in the three months ended June 30, 2024, our average daily bookings per DAU was $0.13, whereas our average daily bookings per daily unique paying user was $10.68. We believe that maintaining and growing our overall number of users, including the number of users who may not purchase and spend Robux, is important to the success of our business. As a result, we believe that the number of users who choose to purchase and spend Robux will continue to constitute a small portion of our overall users.
We are continually innovating our Platform by investing in high fidelity avatars, more realistic experiences, artificial intelligence (“AI”) tools, and other social features. In the second half of 2024 and into 2025, we expect to implement certain Platform policy and other changes in anticipation of and in response to regulatory requirements and evolving guidance from leading global organizations focused on child and internet safety in the United States and abroad. These changes could impact user engagement, revenue, and bookings, particularly from younger users.
Our primary areas of investment have been, and we expect will continue to be, our developer and creator community, and the people, technology, and infrastructure, including our trust and safety systems, required to keep improving the Roblox Platform while maintaining and building a safe and civil online community. These areas of focus are how we drive the business and, along with payment processing fees, represent our primary operating costs.

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
$893.5
$69.2
$95.1
$163.4
$565.9
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24

Bookings by Region
US & Canada
Europe
Asia-Pacific
Rest of World
Bookings ($ In Millions)
$0
$100
$200
$300
$400
$500
$600
$700
$800
$900
$1,000
$1,100
$1,200
Q2'22
$639.9
$45.6
$70.8
$114.1
$409.4
Q3'22
$701.7
$49.3
$74.2
$115.9
$462.4
Q4'22
$899.4
$58.1
$92.0
$149.5
$599.9
Q1'23
$773.8
$63.7
$92.3
$147.1
$470.7
Q2'23
$780.7
$62.1
$82.7
$148.3
$487.6
Q3'23
$839.5
$70.3
$85.2
$158.4
$525.6
Q4'23
$1,126.8
$86.3
$108.4
$204.4
$727.7
Q1'24
$923.8
$86.1
$106.6
$180.9
$550.2
Q2'24
$955.2
$82.9
$100.9
$183.8
$587.6

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
$30.00
$20.00
$10.00
$0.00
$33.08
$32.60
$45.03
$32.83
$34.36
$33.53
$46.56
$33.95
$34.36
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24

ABPDAU
Europe
$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
$8.08
$7.47
$9.01
$7.76
$8.16
$8.38
$10.23
$8.44
$8.91
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24

ABPDAU
Asia-Pacific
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
$5.74
$5.63
$6.77
$6.19
$5.35
$5.24
$6.30
$5.67
$5.00
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24

ABPDAU
Rest of World
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$3.39
$3.10
$3.79
$3.56
$3.51
$3.63
$4.61
$4.05
$3.84
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24

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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to bookings, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of revenue to bookings:
Revenue	$893,543	$680,766	$1,694,843	$1,336,110
Add (deduct):
Change in deferred revenue	66,728	105,372	194,332	229,155
Other	(5,093)	(5,452)	(10,240)	(10,760)
Bookings	$955,178	$780,686	$1,878,935	$1,554,505
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
The following table presents a reconciliation of consolidated net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2023
	2024	2023	2024	2023
Reconciliation of consolidated net loss to Adjusted EBITDA:
Consolidated net loss	$(207,195)	$(284,841)	$(479,115)	$(554,789)
Add (deduct):
Interest income	(44,383)	(34,764)	(86,553)	(65,846)
Interest expense	10,204	10,129	20,567	20,141
Other (income)/expense, net	3,315	(3,277)	3,661	(2,837)
Provision for/(benefit from) income taxes	110	(1,236)	1,163	(505)
Depreciation and amortization expense	52,772	52,599	106,513	100,011
Stock-based compensation expense	251,891	212,362	492,393	397,266
RTO severance charge(1)	(189)	—	993	—
Other non-cash charges(2)	—	—	—	6,988
Adjusted EBITDA	$66,525	$(49,028)	$59,622	$(99,571)
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
The following table presents a reconciliation of net cash and cash equivalents provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Reconciliation of net cash and cash equivalents provided by operating activities to free cash flow:
Net cash and cash equivalents provided by operating activities	$390,395	$202,171
Deduct:
Acquisition of property and equipment	(86,381)	(202,274)
Purchases of intangible assets	(1,370)	(13,500)
Free cash flow	$302,644	$(13,603)
Acquisition of property and equipment primarily includes tenant improvements, servers, infrastructure equipment, and capitalized software licenses.
Change in Accounting Estimate
At the onset of each quarter, we complete an assessment of our estimated average lifetime of a paying user, which is used for revenue recognition of durable virtual items and calculated based on historical monthly retention data for each paying user cohort to project future participation on the Roblox Platform. Following that assessment and effective April 1, 2024, the average lifetime of a paying user was estimated to be 27 months, a decrease compared to the previous estimate of 28 months. The estimated paying user life was also 28 months during the three and six months ended June 30, 2023.
Based on the carrying amount of deferred revenue and deferred cost of revenue as of March 31, 2024, the change resulted in an increase in revenue and cost of revenue during the three months ended June 30, 2024 of $58.9 million and $12.4 million, respectively. It is estimated that this change will increase our fiscal year 2024 revenue and cost of revenue by $98.0 million and $20.4 million, respectively.
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
Personnel costs generally include employee expenses (salaries, benefits, and stock-based compensation expense) and contractor expenses, and are reflected in each expense category, with the exception of cost of revenue and developer exchange fees. In the three and six months ended June 30, 2024, personnel costs were $456.5 million and $923.3 million, respectively, and during the three and six months ended June 30, 2023, were $416.7 million and $789.7 million, respectively.
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
Cost of revenue as a percentage of revenue is affected by shifts in user purchasing preferences and trends. While in recent years, we saw a shift of our sales toward prepaid card distribution channels and credit card sales directly through our website, which are subject to lower processing fees compared to other distribution channels, such as the Apple App Store, Google Play Store, and consoles such as Xbox and PlayStation, we have seen this trend moderate over the last several quarters with some seasonal variations. We expect to see the overall distribution channel mix shift to higher processing fees continue in future periods with some seasonal variations.
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
In order to be qualified for our Developer Exchange Program and eligible to exchange earned Robux for real-world currency, developers and creators must meet certain conditions, such as having earned the minimum amount of Robux required to qualify for the program, a verified developer account, and an account in good standing. On January 31, 2022, we reduced the minimum amount of earned Robux required to qualify for the program from 100,000 Robux to 50,000 Robux and subsequently on January 31, 2023, we further reduced the minimum requirement from 50,000 Robux to 30,000 Robux. We believe these reductions in the minimum amounts required further incentivize our developer and creator community, and promote the long term growth and the health of such community. As of June 30, 2024, over 20,000 developers and creators qualified for and were registered in our Developer Exchange Program.
Over the next few years, a major goal is to increase our developer and creator earnings (i) by creating new earnings methods and enhancing existing ones and (ii) through efficiencies realized in other areas of our business, while maintaining reasonable margins.

Infrastructure and trust & safety
Infrastructure and trust & safety expenses consist primarily of expenses related to the operation of our data centers and technical infrastructure. These costs include third-party service providers costs, such as cloud computing or other hosting and data storage, facilities-related expenses for our co-located data centers and edge data centers that we lease and operate, and network and bandwidth costs, as well as depreciation and associated support and maintenance costs of our servers and infrastructure equipment. Depreciation and amortization expense related to infrastructure and trust & safety in the three months ended June 30, 2024 and 2023 was $45.4 million and $45.8 million, respectively, and in the six months ended June 30, 2024 and 2023 was $91.6 million and $86.8 million, respectively.
We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support more sophisticated content, more users, and increased engagement. We also have been, and expect to continue, moderating our investment in infrastructure throughout fiscal year 2024, but generally expect to increase the dollar amount of our investment in infrastructure for the foreseeable future thereafter as we continue to build out our global infrastructure. We intend to achieve scalability by building and maintaining our own technical infrastructure, while generally generating operating leverage over the long-term.
Infrastructure and trust & safety expenses also include personnel costs and moderation and customer support related costs, as well as allocated overhead expenses, to support our infrastructure and trust & safety initiatives. We have been investing in AI and automation to increase the accuracy and efficiency of our safety moderation and customer support related efforts, which has increased the quality of our safety and civility systems and led to a decrease in safety moderation and customer support costs in recent periods.
Research and development
Research and development expenses consist primarily of personnel costs and allocated overhead expenses for our engineering, design, product management, data science, and other employees engaged in maintaining and enhancing the functionality of the Platform. Research and development expenses also include costs associated with our Game Fund program, which funds certain developers upfront to develop new experience types for the Platform. We plan to increase research and development expenses for the foreseeable future primarily driven by increased headcount to develop new features, functionality, and innovation of our product. However, we have been, and expect to continue, slowing our headcount growth rate throughout fiscal year 2024 and expect to continue to generate operating leverage generally through the end of fiscal year 2025.
General and administrative
General and administrative expenses consist primarily of personnel costs and allocated overhead for our finance and accounting, legal, human resources, talent acquisition, and other administrative teams. General and administrative expenses also include professional services fees such as outside legal, accounting, audit, and outsourcing services, and other corporate expenses, as well as certain accruals and settlements associated with legal proceedings. We have been, and expect to continue, moderating our headcount growth in fiscal year 2024, but generally expect to increase general and administrative expenses for the foreseeable future thereafter to support the growth of the business.
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
Provision for/(benefit from) income taxes
Provision for/(benefit from) income taxes consists primarily of income taxes in foreign jurisdictions and U.S. federal and state income taxes. We maintain a full valuation allowance on our federal, state, and foreign deferred tax assets as we have concluded that it is not likely that the deferred assets will be utilized.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue for each period presented (in thousands, except per share data and percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Revenue	$893,543	100%	$680,766	100%	$1,694,843	100%	$1,336,110	100%
Cost and expenses:
Cost of revenue(1)	198,557	22	162,029	24	377,423	22	313,870	23
Developer exchange fees	208,270	23	165,843	24	410,675	24	348,283	26
Infrastructure and trust & safety(2)	221,064	25	225,039	33	447,998	26	436,083	33
Research and development(2)	361,684	40	315,319	46	723,749	43	590,856	44
General and administrative(2)	105,627	12	96,197	14	203,451	12	193,771	15
Sales and marketing(2)	36,290	4	30,328	4	71,824	4	57,083	4
Total cost and expenses	1,131,492	127	994,755	146	2,235,120	132	1,939,946	145
Loss from operations	(237,949)	(27)	(313,989)	(46)	(540,277)	(32)	(603,836)	(45)
Interest income	44,383	5	34,764	5	86,553	5	65,846	5
Interest expense	(10,204)	(1)	(10,129)	(1)	(20,567)	(1)	(20,141)	(2)
Other income/(expense), net	(3,315)	—	3,277	—	(3,661)	—	2,837	—
Loss before income taxes	(207,085)	(23)	(286,077)	(42)	(477,952)	(28)	(555,294)	(42)
Provision for/(benefit from) income taxes	110	—	(1,236)	—	1,163	—	(505)	—
Consolidated net loss	(207,195)	(23)	(284,841)	(42)	(479,115)	(28)	(554,789)	(42)
Net loss attributable to noncontrolling interests(3)	(1,312)	—	(2,064)	—	(2,628)	—	(3,699)	—
Net loss attributable to common stockholders	$(205,883)	(23)%	$(282,777)	(42)%	$(476,487)	(28)%	$(551,090)	(41)%
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)		$(0.46)		$(0.75)		$(0.90)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	642,814		612,689		638,917		609,680
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
(2)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Infrastructure and trust & safety	$27,973	$22,695	$55,248	$41,227
Research and development	180,556	147,768	353,803	277,025
General and administrative	34,796	34,823	66,441	65,473
Sales and marketing	8,566	7,076	16,901	13,541
Total stock-based compensation expense	$251,891	$212,362	$492,393	$397,266
(3)Our condensed consolidated financial statements include our majority-owned subsidiary Roblox China Holding Corp. The ownership interest of a minority investor, Songhua River Investment Limited, is recorded as a noncontrolling interest.

Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		2024 to 2023	Six Months Ended June 30,		2024 to 2023
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Revenue	$893,543	$680,766	31%	$1,694,843	$1,336,110	27%
Revenue increased $212.8 million, or 31%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase is primarily due to a higher amortization of prior period deferred revenue and an increase in bookings in the current period. The increase in the amortization of prior period deferred revenue was supplemented by the decrease of the estimated average lifetime of a paying user to 27 months in the second quarter of 2024. Refer to the heading “Changes in Accounting Estimate” earlier in this section above for more information on the change in paying user life estimates in fiscal year 2024.
The increase in bookings during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily driven by a higher average number of daily unique paying users during the current period, which increased from approximately 790,000 during the three months ended June 30, 2023 to approximately 983,000 during the three months ended June 30, 2024. The average number of daily unique paying users represents the number of user accounts that made a payment on the Platform, including via redemption of prepaid cards for Robux, on an average daily basis during the respective period.
Revenue increased $358.7 million, or 27%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is primarily due to higher amortization of prior period deferred revenue and an increase in bookings in the current period. The increase in the amortization of prior period deferred revenue was supplemented by the decrease of the estimated average lifetime of a paying user to 27 months in the second quarter of 2024. Refer to the heading “Changes in Accounting Estimate” earlier in this section above for more information on the change in paying user life estimates in fiscal year 2024.
The increase in bookings during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by a higher average number of daily unique paying users during the current period, which increased from approximately 801,000 during the six months ended June 30, 2023 to approximately 949,000 during the six months ended June 30, 2024.
Cost of revenue

	Three Months Ended June 30,		2024 to 2023	Six Months Ended June 30,		2024 to 2023
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$198,557	$162,029	23%	$377,423	$313,870	20%
Cost of revenue increased $36.5 million, or 23%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase is primarily due to a net increase of $41.5 million in expense for payment processing fees, primarily driven by a higher amortization of prior period deferred cost of revenue and an increase in current period payment processing fees from the related growth in bookings. The increase in the amortization of prior period deferred cost of revenue was supplemented by the decrease of the estimated average lifetime of a paying user to 27 months in the second quarter of 2024. Refer to the heading “Changes in Accounting Estimate” earlier in this section above for more information on the change in paying user life estimates in fiscal year 2024.
The overall increase in cost of revenue was offset by a $3.5 million decrease in prepaid card printing costs for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Cost of revenue increased $63.6 million, or 20%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is primarily due to a net increase of $68.3 million in expense for payment processing fees, primarily driven by a higher amortization of prior period deferred cost of revenue and an increase in current period payment processing fees from the related growth in bookings. The increase in the amortization of prior period deferred cost of revenue was supplemented by the decrease of the estimated average lifetime of a paying user to 27 months in the second quarter of 2024. Refer to the heading “Changes in Accounting Estimate” earlier in this section above for more information on the change in paying user life estimates in fiscal year 2024.
The increase in cost of revenue was offset by a $3.0 million decrease in prepaid card printing costs for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Developer exchange fees

	Three Months Ended June 30,		2024 to 2023	Six Months Ended June 30,		2024 to 2023
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Developer exchange fees	$208,270	$165,843	26%	$410,675	$348,283	18%
Developer exchange fees increased $42.4 million, or 26%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase is primarily driven by an increase in amounts earned by developers and creators due to the growth in bookings over the same period. However, the growth in developer exchange fees exceeded the growth in bookings, primarily driven by the timing of the Easter holiday (which took place at the end of the first quarter of 2024 and the beginning of the second quarter of 2023) and the subsequent redemption of Robux generated from prepaid cards purchased around the holiday.
Developer exchange fees increased $62.4 million, or 18%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is primarily driven by an increase in amounts earned by developers and creators due to the growth in bookings over the same period. However, the growth in bookings exceeded the growth in developer exchange fees, primarily driven by changes in non-USD pricing, which impacts the amount of developer exchange fees incurred.
Infrastructure and trust & safety

	Three Months Ended June 30,		2024 to 2023	Six Months Ended June 30,		2024 to 2023
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Infrastructure and trust & safety	$221,064	$225,039	(2)%	$447,998	$436,083	3%
Infrastructure and trust & safety expenses decreased $4.0 million, or 2%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease is primarily driven by a decrease of $7.8 million in moderation and customer support related costs primarily due to internal efficiency gains and automation from AI-driven tools and $6.0 million related to data center and technical infrastructure expenses (including depreciation and amortization) and hosting costs associated with providing the Platform to our users. The overall decrease was offset by an increase of $7.1 million in personnel costs, which includes an increase of $5.3 million in stock-based compensation expense, primarily due to an increase in headcount to support our infrastructure growth, and $1.4 million in facilities-related costs, primarily driven by higher rent expense associated with our office leases.
Infrastructure and trust & safety expenses increased $11.9 million, or 3%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is primarily due to an increase of $23.3 million in personnel costs, which includes an increase of $14.0 million in stock-based compensation expense, primarily due to an increase in headcount to support our infrastructure growth, and $3.1 million in facilities-related costs, primarily driven by higher rent expense associated with our office leases. The overall increase was offset by a decrease of $9.9 million in moderation and customer support related costs primarily due to internal efficiency gains and automation from AI-driven tools and $6.8 million related to data center and technical infrastructure expenses (including depreciation and amortization) and hosting costs associated with providing the Platform to our users.

Research and development

	Three Months Ended June 30,		2024 to 2023	Six Months Ended June 30,		2024 to 2023
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Research and development	$361,684	$315,319	15%	$723,749	$590,856	22%
Research and development expenses increased $46.4 million, or 15%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase is primarily due to an increase of $33.5 million in personnel costs, which includes an increase of $32.8 million in stock-based compensation expense, primarily due to growth in headcount supporting our engineering, design, and product teams. The increase was further supplemented by an increase of $7.8 million in facilities-related costs, primarily driven by higher rent expense associated with our office leases.
Research and development expenses increased $132.9 million, or 22%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is primarily due to an increase of $103.9 million in personnel costs, which includes an increase of $76.8 million in stock-based compensation expense, primarily due to growth in headcount supporting our engineering, design, and product teams. The increase was further supplemented by an increase of $16.6 million in facilities-related costs, primarily driven by higher rent expense associated with our office leases.
General and administrative

	Three Months Ended June 30,		2024 to 2023	Six Months Ended June 30,		2024 to 2023
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
General and administrative	$105,627	$96,197	10%	$203,451	$193,771	5%
General and administrative expenses increased $9.4 million, or 10%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase is primarily due to an increase of $4.9 million in professional services and $3.0 million from a newly enacted digital services tax in Canada.
General and administrative expenses increased $9.7 million, or 5%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is primarily due to an increase of $7.7 million in professional services, $3.0 million from a newly enacted digital services tax in Canada, $2.6 million of withholding-related taxes, and $2.4 million in facilities-related costs. The increase was offset by an impairment charge of $7.0 million related to the operating lease right-of-use asset and related leasehold improvements of a portion of our San Mateo headquarters for which a sub-lease agreement was executed during the first quarter of 2023.
Sales and marketing

	Three Months Ended June 30,		2024 to 2023	Six Months Ended June 30,		2024 to 2023
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$36,290	$30,328	20%	$71,824	$57,083	26%
Sales and marketing expenses increased $6.0 million, or 20%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase is primarily due to an increase of $3.5 million in advertising and promotional expenses and $2.3 million in personnel costs, which includes an increase of $1.5 million in stock-based compensation expense, primarily due to continued growth in headcount to support our sales and marketing teams.
Sales and marketing expenses increased $14.7 million, or 26%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is primarily due to an increase of $7.7 million in personnel costs, which includes an increase of $3.4 million in stock-based compensation expense, primarily due to continued growth in headcount to support our sales and marketing teams, and an increase of $5.1 million in advertising and promotional expenses.

Interest income, interest expense, other income/(expense), net, and provision for/(benefit from) income taxes

	Three Months Ended June 30,		2024 to 2023	Six Months Ended June 30,		2024 to 2023
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Interest income	$44,383	$34,764	28%	$86,553	$65,846	31%
Interest expense	$(10,204)	$(10,129)	1%	$(20,567)	$(20,141)	2%
Other income/(expense), net	$(3,315)	$3,277	NM	$(3,661)	$2,837	NM
Provision for/(benefit from) income taxes	$110	$(1,236)	NM	$1,163	$(505)	NM
Interest income increased by $9.6 million, or 28%, for the three months ended June 30, 2024 compared to three months ended June 30, 2023, primarily due to higher average investments in debt securities. Interest income increased by $20.7 million, or 31%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to higher average investments in debt securities and higher interest rates.
Other income/(expense), net income changed by $6.6 million for the three months ended June 30, 2024 compared to three months ended June 30, 2023, primarily driven by a $5.0 million business interruption insurance recovery recognized during the second quarter of 2023 related to a fourth quarter 2021 Platform outage. Other income/(expense), net changed by $6.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by an increase in foreign currency exchange losses.
Interest expense and provision for/(benefit from) income taxes, net were all relatively flat (in terms of amount) for the three and six months ended June 30, 2024 compared to the same periods of the prior year.
Liquidity and Capital Resources
As of June 30, 2024 and December 31, 2023, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments of $3.6 billion and $3.2 billion, respectively, which were primarily held for working capital purposes, capital expenditures, and acquisitions. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
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

The following table presents the calculation of Covenant Adjusted EBITDA in accordance with the terms of the Indenture, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Calculation of Covenant Adjusted EBITDA:
Consolidated net loss	$(207,195)	$(284,841)	$(479,115)	$(554,789)
Add (deduct):
Interest income	(44,383)	(34,764)	(86,553)	(65,846)
Interest expense	10,204	10,129	20,567	20,141
Other (income)/expense, net	3,315	(3,277)	3,661	(2,837)
Provision for/(benefit from) income taxes	110	(1,236)	1,163	(505)
Depreciation and amortization expense	52,772	52,599	106,513	100,011
Stock-based compensation expense	251,891	212,362	492,393	397,266
RTO severance charge(1)	(189)	—	993	—
Other non-cash charges(2)	—	—	—	6,988
Change in deferred revenue	66,728	105,372	194,332	229,155
Change in deferred cost of revenue	(18,813)	(18,460)	(51,745)	(38,597)
Covenant Adjusted EBITDA	$114,440	$37,884	$202,209	$90,987
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
As of June 30, 2024, contractual obligations related to the 2030 Notes are remaining payments of $19.4 million in 2024 and $38.8 million each year from 2025 through 2029 and $1,019.4 million due in 2030. These amounts represent principal and interest cash payments over the term of the 2030 Notes based on the stated maturity date. Any future redemption of the 2030 Notes could impact the amount or timing of our cash payments. For more information regarding the 2030 Notes, see Note 9, “Debt” to the notes to condensed consolidated financial statements.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash and cash equivalents provided by operating activities	$390,395	$202,171
Net cash and cash equivalents used in investing activities	$(133,907)	$(2,705,245)
Net cash and cash equivalents provided by financing activities	$32,797	$45,057
Operating activities
Our largest source of operating cash is cash collection from sales of Robux and monthly subscriptions. Our primary uses of net cash and cash equivalents from operating activities are for payment processing fees, personnel-related expenses, data center and infrastructure-related operations, developer exchange fees, and other operating expenses.
During the six months ended June 30, 2024, net cash and cash equivalents provided by operating activities was $390.4 million, which consisted of consolidated net loss of $479.1 million, adjusted by non-cash charges of $618.0 million and net cash inflows from the change in net operating assets and liabilities of $251.5 million. The non-cash charges were primarily comprised of stock-based compensation expense of $492.4 million and depreciation and amortization expense of $106.5 million. The net cash and cash equivalents inflow from the change in our net operating assets and liabilities was primarily due to a $197.7 million increase in deferred revenue, primarily due to bookings generated in the current period, and a $160.0 million decrease in accounts receivable, primarily driven by collection of outstanding accounts receivable and partially offset by an increase in accounts receivable from bookings generated in the current period. The overall increase was offset by a $52.6 million increase in deferred cost of revenue, primarily due to payment processing fees incurred in the current period, and a $29.3 million decrease in operating lease liabilities.
Investing activities
During the six months ended June 30, 2024, net cash and cash equivalents used in investing activities was $133.9 million, primarily consisting of $44.2 million of investment purchases – net of sales and maturities and capital expenditures of $86.4 million.
Financing activities
During the six months ended June 30, 2024, net cash and cash equivalents provided by financing activities was $32.8 million, primarily consisting of $37.2 million from the exercise of stock options and purchase of shares under our employee stock purchase plan, offset by $4.5 million of post-acquisition purchase consideration payments related to the satisfaction of certain post-acquisition conditions related to our third quarter 2023 acquisition of Speechly, Inc.
Off-Balance Sheet Arrangements
The Company has letters of credit in connection with its office facilities in San Mateo, California and data center facilities in Ashburn, Virginia and Chicago, Illinois which are not reflected in the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. There have been no material changes to the Company’s letters of credit during the six months ended June 30, 2024. We did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
At the onset of each quarter, the average lifetime of a paying user estimate is calculated based on historical monthly retention data for each user cohort to project future participation on the Roblox Platform. Determining the estimated average lifetime of a paying user requires management’s judgment as the Company analyzes the most recent trends in player cohort activity and other qualitative factors, including paying user behavior (e.g. impacts due to macroeconomic factors such as COVID-19), existing and new competition from a variety of entertainment resources for our users, the availability of the Roblox Platform across markets and user demographics, and other factors. The Company also considers results from prior analyses in determining the estimated average lifetime of a paying user. The Company believes this estimate is the best representation of the average life of the durable virtual items.
The estimated average paying user life was 28 months from the third quarter of 2022 through the first quarter of 2024 and decreased to 27 months at the onset of the second quarter of 2024. The decrease in the estimated average lifetime of a paying user from 28 months to 27 months was partially attributed to COVID-19 impacted payer cohorts dropping out of the estimated average lifetime of a paying user calculation (as we consider historical monthly retention data), whose average lives generally trended higher than more recent payer cohorts, along with the other qualitative factors including macroeconomic factors, competition, and availability of the Platform. Refer to the heading “Change in Accounting Estimate” for discussion on the quantitative amount of the change in accounting estimates for the respective periods impacted.
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
Interest Rate Risk
As of June 30, 2024, our cash equivalents, short-term investments, and long-term investments primarily consist of debt securities, including corporate debt securities, commercial paper, money market funds, U.S. Treasury securities, and U.S. agency securities. Our debt securities are subject to market risk due to changes in prevailing interest rates that may cause their fair values to fluctuate in the future. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our debt securities of approximately $21.9 million as of June 30, 2024. Such losses would only be realized if we sold the investments prior to maturity.
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
Foreign Currency Exchange and Inflation Risk
During the six months ended June 30, 2024, there were no significant changes to our quantitative and qualitative disclosures about foreign currency exchange risk or inflation risk. For more information, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” set forth in the Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 21, 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses since our inception, and we expect to continue to incur net losses in the foreseeable future. We incurred net losses attributable to common stockholders of $1,151.9 million, $924.4 million and $491.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of June 30, 2024, we had an accumulated deficit of $3,536.7 million. We also expect our operating expenses to continue to increase, and if our growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We expect our costs and investments to continue to increase in future periods as we intend to continue to make investments to grow our business, including an expected increase in infrastructure, stock-based compensation expenses, and acquisitions. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. In addition to the expected costs to grow our business, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Compliance with these rules and regulations continues to increase our legal and financial compliance costs and demand on our systems, and requires significant attention from our senior management that could divert their attention away from the day-to-day management of our business. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
Our business is affected by seasonal demands, and our financial condition and results of operations will fluctuate from quarter to quarter, which makes our financial results difficult to predict and may not fully reflect our underlying performance.
Historically, our business has been highly seasonal, with the highest percentage of our bookings occurring in the fourth quarter when holidays permit our users to spend increased time on our Platform and lead to increased spend on pre-paid Robux gift cards, and we expect this trend to continue. We also typically see higher levels of engagement in the months of June, July, and August, which are summer periods in the northern hemisphere, and lower levels of engagement in the post-summer months of September, October, and November. For example, our bookings for the quarter ending June 30, 2024 represented approximately 27% of our bookings for fiscal 2023. Other periods of seasonality include holidays such as Lunar New Year, Easter, and Ramadan, each of which may differ in timing year over year and therefore have and may continue to impact our quarterly results. We may also experience fluctuations due to factors that may be outside of our control that affect user, developer, or creator engagement with our Platform.
Accordingly, our quarterly results of operations have fluctuated in the past and will fluctuate in the future, both based on the seasonality of our business as well as external factors impacting the global economy, our industry and our company. Our results of operations and financial condition in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including, but not limited to our ability to maintain and grow our user base, user engagement, developer base and developer engagement; the level of demand for our Platform; the ability of our developers to monetize their experiences; increased competition; our pricing model; the maturation of our business; our ability to introduce new revenue streams such as advertising; legislative or regulatory changes; macroeconomic conditions, such as high inflation, recessionary or uncertain environments, and fluctuating foreign currency exchange rates; our ability to maintain operating margins, cash used in operating activities, and free cash flow; system failures or actual or perceived breaches or other incidents relating to privacy or cybersecurity; adverse litigation judgments, settlements, or other litigation and dispute-related costs; adverse media coverage or unfavorable publicity; the effectiveness of our internal control over financial reporting; the amount and timing of our stock-based compensation expenses; changes in our effective tax rate; and changes in accounting standards, policies, guidance, interpretations, or principles. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments.

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
For the three months ended June 30, 2024, 30% of our revenue was attributable to Robux sales through the Apple App Store and 16% of our revenue was attributable to Robux sales through the Google Play Store. Because of the significant use of our Platform on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware. We are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various software application stores that make our application and experiences available to our developers, creators, and users. These policies and terms of service govern the availability, promotion, distribution, content, and operation of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our Platform and those changes may be unfavorable to us and our developers’, creators’, and users’ use of our Platform. If an operating system provider or application store limits or discontinues access to, or changes the terms governing, its operating system or store for any reason, it could adversely affect our business, financial condition, or results of operations.
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
Similarly, at any time, our operating system providers or application stores can change their policies on how we operate on their operating system or in their application stores by, for example, applying content moderation for applications and advertising or imposing technical or code requirements. These actions by operating system providers or application stores may affect our ability to collect, process, and use data as desired and could negatively impact our ability to leverage data about the experiences our developers create which in turn could impact our resource planning and feature development planning for our Platform.

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. For example, the majority of the virtual items available on our Platform are durable virtual items, which, when acquired, are recognized ratably over the estimated period of time the virtual items are available to the user (estimated to be the average lifetime of a paying user). Every quarter, we complete an assessment of our estimated average lifetime of a paying user, which is used for revenue recognition of durable virtual items and calculated based on historical monthly retention data for each paying user cohort to project future participation on our Platform. We calculate the average historical monthly retention data by determining the weighted average of monthly paying users that have spent time on our Platform. In 2021, our estimated average lifetime of a paying user was 23 months. In the first quarter of 2022, we updated our estimated average lifetime of a paying user from 23 months to 25 months and in the third quarter of 2022 we increased the estimated average lifetime of a paying user from 25 months to 28 months. The estimated average lifetime of a paying user remained at 28 months through the first quarter of 2024. At the onset of the second quarter of 2024, the estimated average lifetime of a paying user decreased to 27 months. Based on the carrying amount of deferred revenue and deferred cost of revenue as of March 31, 2024, the change resulted in an increase in revenue and cost of revenue during the three months ended June 30, 2024 by $58.9 million and $12.4 million, respectively. It is estimated that this change will increase our fiscal year 2024 revenue and cost of revenue by $98.0 million and $20.4 million, respectively. Much of the revenue we report in each quarter is the result of purchases of Robux during previous periods. Consequently, a decline in purchases of Robux in any one quarter will not be fully reflected in our revenue and operating results for that quarter. Any such decline, however, will negatively impact our revenue and operating results in future quarters. Accordingly, the effect of significant near-term downturns in purchases of Robux for a variety of reasons may not be fully reflected in our results of operations until future periods.

We are subject to state, federal, and international regulations and any changes in such regulations could harm or prevent our ability to operate our Platform in those jurisdictions.
Uncertainty over changes in laws and regulations could adversely affect our ability to operate across demographics and geographies or our developer’s ability to monetize their experiences in some geographies. The widespread availability of user generated content is a relatively newer development, and the regulatory framework is new and evolving. In addition, many states and foreign governments have enacted legislation designed to protect children and regulate violent or addictive content, and we expect additional legislation to be enacted focusing on online safety and other areas that may impact our Platform. We may modify or disable certain features or change the defaults of our Platform in anticipation of, or in response to, regulatory requirements and to further our safety and civility efforts. If we are unable to comply with applicable regulations, some of the experiences or specific features on our Platform, or our entire Platform, may not be available in such jurisdictions, and our ability to execute on our business model and grow our business would be severely impacted. In addition, compliance with these regulations may be costly and could harm our financial condition and results of operation.
We are also subject to content moderation obligations, notice and transparency obligations, advertising restrictions and other requirements on digital platforms to protect consumers and their rights online, and existing and new regulations and policies with respect to privacy, biometrics, data protection, cybersecurity, gambling, loot boxes, intellectual property, childhood protection, consumer protection, ratings, and taxes. Additionally, the U.S. Federal Trade Commission (“FTC”) regulates and restricts deceptive or unfair commercial activities, including with relation to targeted advertising. We are subject to regulations with respect to advertising, in particular, advertising to minors, and advertising regulations could differ based on the jurisdiction of the user. We may not be able to implement an advertising model that is compliant with regulations in all jurisdictions in which we operate. These requirements may increase our moderation and compliance related costs and expenses, reduce the overall use or demand of our Platform, or result in significant injunctive and monetary remedies for violations.
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
Our Platform hosts a number of experiences intended for audiences of varying ages, a significant percentage of which are designed to be experienced by children. As a user-generated content platform, it is relatively easy for developers, creators, and users to upload content that can be viewed broadly. Although illicit activities are in violation of our terms and policies, and we attempt to block objectionable material, we are unable to prevent all such violations from occurring. We continue to make significant efforts to provide a safe, civil and enjoyable experience for users of all ages. We invest significant technical and human resources to prevent inappropriate content on our Platform by reviewing all images, audio, video, and 3D models at the time of upload in order to block inappropriate content before users have a chance to encounter it on our Platform. Notwithstanding our efforts, from time to time, inappropriate content is successfully uploaded onto our Platform and can be viewed by others prior to being identified and removed by us. Moreover, measures intended to make our Platform more attractive to an older, age verified audience, such as less highly moderated or unmoderated chat and the introduction of experiences with mature content, and new methods of communication could fail to gain sufficient market acceptance by its intended audience and may create the perception that our Platform is not safe for young users. In addition, the introduction of experiences for users who are 17 years of age and older may create the perception that our Platform is not safe for young users and may cause some operating system providers, application stores, or regulatory agencies to require a higher age rating for our Platform, which could cause us to become less available to younger users and harm our business, financial condition, and results of operations. Further, children may attempt to evade our age verification system, which could lead them to be exposed to inappropriate content or behavior by participating in experiences that are not age-appropriate or that feature spatial voice chat. While we have introduced experience guidelines that will allow developers to flag more mature content in their experiences, and are updating our parental controls, users may still be exposed to content that may not be age-appropriate. In addition, as more of our brand partners, developers, and creators offer physical products for sale through our Platform, young users may be able to purchase products that may not be age-appropriate. Unintentional access to content or physical products could cause harm to our audience and to our reputation of providing a safe environment for young users. If we are unable to limit, or are perceived as not being able to sufficiently limit, all or substantially all age-inappropriate content and physical products to only users who have been verified as being the appropriate age for such content or goods, parents and children could lose their trust in the safety of our Platform, which would harm our overall acceptance by these audiences and would likely result in significantly reduced revenue, bookings, profitability, and ultimately, our ability to continue to successfully operate our Platform.

In addition to limiting content to the age-appropriate audience and blocking other inappropriate content, we have statutory obligations under U.S. federal law to block or remove child pornography and report offenses to the National Center for Missing and Exploited Children. While we have dedicated technology and trained human moderator staff that can detect and remove sexual content involving children, there have been instances where such content has been uploaded, and any unforeseen future non-compliance by us or allegations of non-compliance by us with respect to U.S. federal laws on child pornography or the sexual exploitation of children could significantly harm our reputation, create criminal liability, and could be costly and time consuming to address or defend. We may also be subject to additional criminal liability related to child pornography or child sexual exploitation under other domestic and international laws and regulations.
We believe that maintaining, protecting, and enhancing our reputation and brand is critical to grow the number of developers, creators, and users on our Platform, especially given the safe and civil atmosphere that we strive to achieve for our users, many of whom are children. Maintaining, protecting, and enhancing our brand will depend largely on our ability to continue to provide reliable high-quality, engaging, and shared experiences on our Platform. If users, developers, or creators do not perceive our Platform to be reliable or of high quality, the value of our brand could diminish, thereby decreasing the attractiveness of our Platform. Further, we have faced and are currently defending allegations that our Platform has been used by criminal offenders to identify and communicate with children and to possibly entice them to interact off-Platform, outside of the restrictions of our moderated chat, content blockers, and other on-Platform safety measures. While we devote considerable resources to prevent this from occurring, we are unable to prevent all such interactions from taking place. We have also received and may continue to receive a high degree of media coverage, alleging the use of our Platform for illicit or objectionable ends. For example, we have experienced negative media publicity related to the age of some of our developers, the content that developers produce, or the conduct of users on our Platform that may be deemed illicit, explicit, profane, or otherwise objectionable. Additional unfavorable publicity has covered our privacy, cybersecurity, or data protection practices, terms of service, product changes, product quality, litigation or regulatory activity, our use of generative AI, the actions of our users, and the actions of our developers or creators whose products are integrated with our Platform. Our reputation and brand could also be negatively affected by the actions of developers, contractors and users that are hostile, inappropriate, or illegal, whether on or off our Platform. Actual or perceived incidents or misuses of user data or other privacy or security incidents, the substance or enforcement of our community standards, the quality, integrity, characterization and age-appropriateness of content shared on our Platform, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. Any criminal incidents or allegations involving Roblox, whether or not we are directly responsible, could adversely affect our reputation as a safe place for children and hurt our business. Any negative publicity could create the perception that we do not provide a safe online environment and may have an adverse effect on the size, engagement, and loyalty of our developer, creator, and user community, which would adversely affect our business and financial results. Maintaining, protecting, and enhancing our reputation and brand may require us to make substantial investments, and these investments may not be successful.
If we fail to retain users or add new users, or if our users decrease their level of engagement with our Platform, revenue, bookings, and operating results will be harmed.
We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Our DAU growth rate has fluctuated in the past and may slow in the future due to various factors including: the introduction of new or updated experiences or virtual items on our Platform, performance issues with our Platform, changes to the default settings on our Platform overall or for specific user groups, higher market penetration rates, the availability of our Platform across markets and user demographics, which may be impacted by regulatory or legal requirements, including the use of verified parental consent, changing responses to outbreaks of COVID-19, and competition from a variety of entertainment sources for our users and their time. In addition, our strategy seeks to expand the age groups and geographic markets that make up our users. If and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in DAUs will need to come from other age or geographic cohorts, which may be difficult, costly or time consuming for us to achieve. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, or we fail to effectively monetize new or existing users, our financial performance could be significantly harmed.
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
We have undergone efforts to further develop the live experiences available on our Platform, such as virtual platform-wide events, concerts, classrooms, and other meeting types, and to offer commercial partners with branding opportunities in conjunction with key events, such as a product launch. There is no guarantee that these efforts will be successful or that users will engage with these experiences. New features or enhancements and changes to the existing features of our Platform, such as these live experiences or virtual reality applications, could fail to attain sufficient market acceptance for many reasons, including failure to predict market demand accurately in terms of functionality and to supply features that meet this demand in a timely fashion; defects, errors, or failures; negative publicity about performance, safety, privacy, or effectiveness; delays in releasing new features or enhancements on our Platform; and introduction or anticipated introduction of competing products by competitors. The failure to obtain market acceptance for these live experiences would negatively affect our business, financial condition, results of operations, and brand.

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
In addition to the events described above, our data and our technological infrastructure may also be subject to local and federal administrative actions or regulations, changes to legal or permitting requirements, and litigation that could stop, limit, or delay operations. Despite a reliability program focused on anticipating and solving issues that may impact the availability of our Platform and precautions taken at our data centers, such as disaster recovery and business continuity arrangements, the occurrence of spikes in usage volume, the occurrence of a natural disaster, a cyber event or act of terrorism, a decision to close the facilities without adequate notice, our inability to secure additional or replacement data center capacity as needed, or other unanticipated problems at our data centers could result in interruptions or delays on our Platform, impede our ability to scale our operations or have other adverse impacts upon our business and adversely impact our ability to serve our developers, creators, and users.
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
We operate our Platform throughout the world and are subject to risks and challenges associated with international business. For the three months ended June 30, 2024, approximately 78% of our DAUs and 37% of our revenue was derived from outside the U.S. and Canada region. We intend to continue to expand internationally, and this expansion is a critical element of our future business strategy. However, as we continue to expand internationally, including into developing countries where consumer discretionary spending is relatively weak, while our DAUs increase, the growth rate of our bookings could decelerate due to weaker spending by users from those regions, and our ABPDAU has been and may continue to be negatively impacted. While we have a number of developers, creators, and users outside of the U.S., we have limited offices located outside of the U.S. and Canada, and there is no guarantee that our international expansion efforts will be successful. The risks and challenges associated with expanding our international presence and operations include:
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

•expenses related to monitoring and complying with differing labor and employment regulations, especially in jurisdictions where labor and employment laws may be more favorable to employees than in the U.S.;
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
•localization of our services, including translation into foreign languages and associated expenses and the ability to monitor our Platform in new and evolving markets and in different languages to confirm that we maintain standards, including trust and safety standards, consistent with our brand and reputation;
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

Additionally, we may not succeed in further monetizing our Platform and user base. As a result, our user growth, user engagement, financial performance and ability to grow revenue could be significantly harmed if we fail to increase or maintain DAUs; our user growth outpaces our ability to monetize our users, including if our user growth occurs in markets that are not profitable; we fail to provide the tools and education to our developers and creators to enable them to monetize their experiences and developers do not create engaging or new experiences for users; we fail to increase the overall number of developers and creators on our Platform; we fail to establish a successful advertising model; we fail to increase or maintain the amount of time spent on our Platform, the number of experiences that our users engage with, or the usage of our technology for our developers; we fail to increase the features of our Platform, allowing it to more broadly serve the entertainment, education, communication and business markets; we fail to increase penetration and engagement across all demographics or measures intended to make our Platform more attractive to older-age verified users create the perception that our Platform is not safe for young users; or the experiences on our Platform do not maintain or gain popularity.
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
We have subscription-based Robux offerings through our Roblox Premium service. Only a small portion of our users regularly purchase Robux compared to all users who use our Platform in any period. While we intend for subscription-based offerings to generate increased recurring revenue from our existing user base, they may cause users to decrease their purchases of Robux and decrease these users’ overall spend on our Platform. Our ability to continue to attract and retain users of our paid subscription services will depend in part on our ability to consistently provide our subscribers with a quality experience. If our users do not perceive these offerings to be of value, or if we introduce new or adjust existing features or pricing in a manner that is not favorably received by them, we may not be able to attract and retain subscribers or be able to convince users to become subscribers of such additional service offerings, and we may not be able to increase the amount of recurring revenue from our user base. If users fail to purchase Robux at rates similar to or greater than they have historically and if we fail to attract new paying users, or if our paying users fail to continue interacting with the Platform and purchasing Robux as they increase in age, our revenue will suffer. Subscribers may cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, the need to reduce household expenses, competitive services that provide a better value or experience or as a result of changes in pricing. If our efforts to attract and retain subscribers are not successful, our business, operating results, and financial condition may be adversely impacted.
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
We regularly review metrics, including our DAUs, hours engaged, unique payers, user demographics, and ABPDAU to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. Our metrics and estimates may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or underlying assumptions. If our estimates are inaccurate, then investors will have less confidence in our Company and our prospects, which could cause the market price of our Class A common stock to decline, and our reputation and brand could be harmed.
While these metrics are based on what we believe to be reasonable estimates and underlying assumptions for the applicable period of measurement, there are inherent challenges in measuring how our Platform is used and as a result, the metrics may overstate the number of DAUs, monthly unique payers, average monthly repurchase rate, hours engaged, ABPDAU, and average bookings per monthly unique payer. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we are continually seeking to improve our estimates of our user base and hours engaged, and such estimates may change due to improvements or changes in our methodology or underlying assumptions. We regularly review our processes and assumptions for calculating these metrics, and from time to time we discover inaccuracies in our metrics or make adjustments to improve their accuracy, which can result in adjustments to our historical metrics. Our ability to recalculate our historical metrics may be impacted by data limitations, limitations in functionality of and user behaviors on different platforms, or other factors that require us to apply different methodologies for such adjustments.
Additionally, there are users who have multiple accounts, fake user accounts, or fraudulent accounts created by bots to inflate user activity for a particular developer or creator on our Platform, thus making the developer’s or creator’s experience or other content appear more popular than it really is. We strive to detect and minimize fraud, the use of bots, and unauthorized use of our Platform, and while these practices are prohibited in our terms of service and we implement measures to detect and suppress that behavior, if we are unsuccessful, our operating results may be negatively affected. Some of our demographic data may also be incomplete or inaccurate. For example, because users self-report their dates of birth, our age demographic data may differ from our users’ actual ages. If our users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate.
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
Robux and digital goods on our Platform have no monetary value outside of our Platform, but users have made and may in the future make unauthorized, fraudulent, or illegal sales and/or purchases of Robux and other digital goods on or off of our Platform, including through unauthorized third-party websites in exchange for real-world currency. For example, some users have made fraudulent use of credit cards owned by others on our Platform to purchase Robux and offer the purchased Robux for sale at a discount on a third-party website. For the three months ended June 30, 2024, total chargebacks to us from all fraud was approximately 3.6% of bookings.
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
Under our community rules for our Platform, which developers, creators, and users are obligated to comply with, we reserve the right to temporarily or permanently ban individuals for breaching our Terms of Use, including by engaging in any illegal activity on the Platform. We have banned individuals as a result of unauthorized, fraudulent, or illegal use of our Platform, Robux or other digital goods on our Platform. We have also employed technological measures to help detect unauthorized Robux transactions and continue to develop additional methods and processes through which we can identify unauthorized transactions and block such transactions. However, there can be no assurance that our efforts to prevent or minimize these unauthorized, fraudulent, or illegal transactions will be successful.
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
We also rely on developers and creators to create the content that leads to and maintains user engagement (including maintaining the quality of experiences). We compete to attract and retain developers and engineering talent with gaming and metaverse platforms such as Epic Games, Unity, Meta Platforms, and Valve Corporation, which also give developers the ability to create or distribute interactive content. We do not have any agreements with our developers that require them to continue to use our Platform for any time period. Some of our developers have developed attractive businesses in developing content, including games, on our Platform. In the future, if we are unable to continue to provide value to these developers and they have alternative methods to publish and commercialize their offerings, they may not continue to provide content to our Platform. Should we fail to provide compelling advantages to continued use of our ecosystem to developers, they may elect to develop content on competing interactive entertainment platforms. If a significant number of our developers no longer provide content, or we fail to increase the number of developers using our Platform, we may experience an overall reduction in the quality of our experiences, which could adversely affect users’ interest in our Platform and lead to a loss of revenue opportunities and harm our results of operations.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. For the three months ended June 30, 2024, approximately 78% our DAUs and 37% of our revenue was derived from outside the U.S. and Canada region. While we periodically adjust the price of Robux to account for the relative value of this local currency to the U.S. dollar, these adjustments are not immediate nor do they typically exactly track the underlying currency fluctuations. As a result, rapid appreciation of the U.S. dollar against these foreign currencies has harmed and may in the future harm our reported results and cause the revenue derived from our foreign users and overall revenue to decrease. In addition, even if we do adjust the cost of our Robux in foreign markets to fluctuations in the U.S. dollar, such fluctuations could change the costs of purchasing Robux to our users outside of the U.S., which may adversely affect our business, results of operations and financial condition, or improve our financial performance.
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
As part of our business strategy, we have made and intend to make acquisitions and investments to add or access specialized employees and complementary companies, features, and technologies. Our ability to acquire and successfully integrate larger or more complex companies, features, and technologies is unproven. In the future, we may not be able to find other suitable acquisition or investment candidates, and we may not be able to complete acquisitions, investments or similar strategic transactions on favorable terms, if at all. The pursuit of potential acquisitions or investments may divert the attention of management and cause us to incur significant expenses related to identifying, investigating, and pursuing suitable targets, whether or not they are consummated. Our previous and future acquisitions and investments may not achieve our goals, and any future acquisitions or investments we complete could be viewed negatively by users, developers, creators, partners, or investors. In addition, if we fail to successfully close transactions or integrate new teams into our corporate culture, or fail to integrate the features and technologies associated with acquisitions or investments, our business could be significantly harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition, including accounting charges which could be recognized as a current period expense. We also may not achieve the anticipated benefits of synergies from the target business, may encounter challenges with incorporating the acquired features and technologies into our Platform while maintaining quality and security standards consistent with our brand, or may fail to identify security vulnerabilities in acquired technology prior to integration with our technology and Platform. We may also incur unanticipated liabilities that we assume as a result of acquiring companies, including claims related to the acquired company, its offerings or technologies or potential violations of applicable law or industry rules and regulations arising from prior or ongoing acts or omissions by the acquired business that were not discovered during diligence. We will pay cash, incur debt, or issue equity securities to pay for any acquisitions or investments, any of which could significantly harm our business. In addition, it generally takes several months after the closing of an acquisition to finalize the purchase price allocation. Therefore, it is possible that our valuation of an acquisition may change and result in unanticipated write-offs or charges, impairment of our goodwill, or a material change to the fair value of the assets and liabilities associated with a particular acquisition, any of which could significantly harm our business. Selling equity to finance any such acquisition would also dilute our stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
Our acquisition and investment strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. If we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or if target companies view our Class A common stock unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy and our business may be significantly harmed.
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
We are subject to a variety of laws in the U.S. and abroad that affect our business. As a global Platform with users in over 180 countries, we are subject to a myriad of regulations and laws regarding consumer protection, the use of prepaid cards, subscriptions, advertising, electronic marketing, protection of minors, including the use of verified parental consent, privacy, biometrics, cybersecurity, data protection and data localization requirements, AI, online services, online gaming, consumer protection, anti-competition, freedom of speech, labor, real estate, taxation, escheatment, intellectual property ownership and infringement, tax, export and national security, tariffs, anti-corruption, campaign finance and telecommunications, all of which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us, which in some cases can be enforced by private parties in addition to government entities, are often uncertain and may be conflicting, particularly laws outside the U.S., and compliance with laws, regulations and similar requirements may be burdensome and expensive. Laws and regulations are inconsistent from jurisdiction to jurisdiction, which increases the cost of compliance and doing business and exposes us to possible litigation, penalties or fines. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could make our Platform less attractive to our users, developers, or creators or cause us to change or limit our ability to sell our Platform. We have policies and procedures designed to ensure compliance with applicable laws and regulations, but we cannot assure you that we will not experience violations of such laws and regulations or our policies and procedures.
In addition, there are ongoing academic, political, and regulatory discussions in the U.S., Canada, Europe, United Kingdom, Australia, and other jurisdictions regarding whether certain mechanisms that may be included in the experiences on our Platform, such as features commonly referred to as “loot boxes,” and certain genres of experiences, such as social casino, that may reward gambling, should be subject to a higher level or different type of regulation than other genres of experiences to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. In July 2022, Spanish gambling regulators introduced a bill aimed at prohibiting minors from accessing “loot boxes”, which if passed, may require us to limit the availability of certain features in Spain. In Australia, beginning in September 2024, gaming content containing “loot boxes” will require a mature age rating (age 15+). As experiences are required to increase their age rating for certain content, our Platform may become less attractive for the younger users. In addition, the introduction of experiences for users who are 17 and older may cause regulatory agencies to require a higher age rating for our Platform, in general which could cause us to become less attractive to younger users and harm our business, financial condition and results of operations. Other countries may adopt similar rules, which may have a negative impact on our revenue.

Also, new regulations by the U.S. federal government, such as the proposed Kids Online Safety Act, and its agencies, such as the FTC, state agencies or foreign jurisdictions, which may vary significantly, have required and could in the future require that certain content in the experiences on our Platform be modified or removed, increase the costs of operating or monitoring the experiences on our Platform, impact user engagement and thus the functionality and effectiveness of our Platform or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied. If we become liable, directly or indirectly, under these laws or regulations, we could be harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our Platform, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition, or results of operations.
Governmental agencies in any of the countries in which we, our users, developers, or creators are located from time to time have sought and continue to seek to and could in the future seek to block access to, impose restrictions on, or require a license for our Platform, our website, operating system platforms, application stores or the internet generally for a number of reasons, including cybersecurity, privacy, data protection, confidentiality, or regulatory concerns which may include, among other things, governmental restrictions on certain content in a particular country, requirements to establish a local presence in a particular jurisdiction, and a requirement that user information be stored on servers in a country within which we operate. Moreover, the adoption of any laws or regulations adversely affecting the growth, popularity or use of the internet, including laws impacting Internet neutrality, could decrease the demand for our Platform and increase our operating costs. The legislative and regulatory landscape regarding the regulation of the internet and, in particular, internet neutrality, in the U.S and internationally is subject to uncertainty. Governmental agencies could issue fines or penalties if there are instances where we are found not to have been in compliance with regulations in any of these areas. Users generally need to access the internet, including in geographically diverse areas, and also mobile platforms such as the Apple App Store and the Google Play Store, to engage with experiences on our Platform. If governmental or other entities block, limit or otherwise restrict developers, creators, and users from accessing our Platform, or users from engaging with experiences on our Platform, we may need to take on more onerous obligations, limit the functionality of our Platform, and/or establish certain local entities, each of which could adversely affect our results of operations or subject us to additional fines and penalties.
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

In addition, various local, national, and foreign laws and regulations apply to our operations, including the Children’s Online Privacy Protection Act (“COPPA”), in the U.S., Article 8 of the GDPR and similar regulations in other jurisdictions. COPPA imposes strict requirements on operators of websites or online services directed to children under 13 years of age (or 16 years of age under other regulatory regimes). 41% of our DAUs were under the age of 13 during the three months ended June 30, 2024. COPPA requires companies to obtain verifiable parental consent before collecting personal information from children under the age of 13. Both the U.S. federal government and the states can enforce COPPA and violations of COPPA can lead to significant fines. The FTC has proposed substantial changes to its rules implementing COPPA that, if finalized, would place significant new requirements on covered companies. No assurances can be given that our compliance efforts will be sufficient to avoid allegations of COPPA violations, and any non-compliance or allegations of non-compliance could expose us to significant liability, penalties and loss of revenue, significantly harm our reputation, and could be costly and time consuming to address or defend. To the extent we rely on consent for processing personal data under the GDPR, consent or authorization from the holder of parental responsibility is required in certain cases for the processing of personal data of children under the age of 16, and member states may enact laws that lower that age to 13. Additionally, in certain jurisdictions the law may allow minors to disaffirm their contracts, including our Terms of Use. If minors on our Platform are able to avoid enforcement of our Terms of Use under applicable law, it could have a material adverse impact on our business, financial condition, results of operations, and cash flow.
We continue to monitor updated guidance from the United Kingdom’s Information Commissioner Office (“ICO”) on the Age Appropriate Design Code (“AADC”), which focuses on online safety and protection of children’s privacy online. The AADC became effective September 2, 2021, and noncompliance with the AADC may result in audits or other proceedings by the ICO, the regulatory body set up to uphold information rights in the United Kingdom, and other regulators in the EEA or Switzerland, as noncompliance with the AADC may indicate noncompliance with applicable data protection law. Further, the United Kingdom Online Safety Act (“OSA”) was enacted in October 2023 and will gradually be implemented as Ofcom publishes its guidance and codes of practice. The OSA introduces, among other things, duties to protect children online, complete risk assessments, and remove illegal content. Noncompliance with the OSA could lead to fines of up to £18 million or 10% of global revenues of the previous year and possible criminal liability on senior managers and company officers, particularly if they fail to safeguard children online. We are also monitoring developments with the EU’s Digital Services Act (“DSA”), which became fully applicable on February 17, 2024. The DSA imposes new content moderation obligations, notice and transparency obligations, advertising restrictions and other requirements on digital platforms to protect consumers and their rights online. Noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which are in addition to the ability of civil society organizations and non-governmental organizations to lodge class action lawsuits. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and laws and regulations of applicable EU Member States and the United Kingdom relating to privacy, cybersecurity, and data protection in connection with any measures we take to comply with them.
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

In addition, the CCPA, which established a new privacy framework for covered businesses such as ours, went into effect in January 2020, requiring us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The CCPA was significantly modified and supplemented by the California Privacy Rights Act (“CPRA”), which was approved in November 2020. The CPRA went into effect on January 1, 2023 and, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new agency to implement and enforce the law. Further, the CCPA has prompted similar legislative developments in other states in the U.S., including laws enacted in Virginia, Colorado, Utah, Connecticut, Florida, Iowa, Indiana, Montana, Tennessee, Oregon, Delaware, Texas, New Hampshire, New Jersey, Kentucky, Maryland, Nebraska, Rhode Island and Minnesota. These developments create the potential for a patchwork of overlapping but different state laws. Other states, including California, Utah and Arkansas, have passed legislation imposing substantial new obligations upon companies that offer online services, products, or features “likely to be accessed” by children 17 years of age or under, or certain types of social media and digital services, respectively. The California legislation includes certain requirements and principles from the AADC including, among other things, data protection impact assessments and the implementation of privacy by design. The laws in Utah, Florida, and Arkansas impose new restrictions and obligations in connection with users who are, or are deemed to be, under 18, including access restrictions and restrictions on abilities for minors to create accounts. Many states have also passed their own laws that require verifiable parental consent before allowing children to create an account or impact companies that process children’s personal data. In June 2024, the New York governor signed a bill into law that prohibits covered social media companies from providing individuals under 18 with “addictive feeds,” as a significant part of their services and imposes obligations on such companies that prohibits the collection, use, sharing, and sale personal data of individuals under 18 unless it is strictly necessary, or where informed consent is obtained. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business. The impact of these recent regulations and potential future regulations related to privacy, cybersecurity, data protection, and related matters, such as age verification, are far-reaching, create a patchwork of overlapping but different laws, and have required and may continue to require us to, modify practices, policies, features and Platform defaults, incur substantial costs and expenses, and at times restrict our operations. Additionally, requirements for verified parental consent before allowing children to create an account may limit the use of our Platform or reduce our overall demand for our Platform, which could harm our business, financial condition, and results of operations.
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

The increased use of interactive entertainment offerings like ours by consumers, including younger consumers, may prompt calls for more stringent consumer protection laws and regulations throughout the world that may impose additional burdens on companies such as ours making virtual currencies like Robux available for sale. The U.S. Consumer Financial Protection Bureau (“CFPB”) has announced that it is monitoring business practices in video gaming marketplaces and gaming currencies for compliance with federal consumer financial protection laws. Increased regulatory scrutiny may increase compliance obligations and require us to devote legal and other resources and make changes to our Platform to address such regulation, which may negatively impact our revenue and profitability. Any inability, or perceived inability, to comply with existing or new compliance obligations issued by the CFPB or any other regulatory authority could lead to regulatory investigations, or result in administrative or enforcement action, such as fines, penalties, and/or enforceable undertakings and adversely affect us and our results of operations.
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
The EU enacted copyright laws such as the Copyright Directive that came into effect on June 6, 2019, that may require us to use best efforts in accordance with the high industry standards of professional diligence to exclude infringing content from our Platform that may be uploaded by our users. In addition, the monitoring and reporting obligations of the DSA may apply also with respect to copyright infringements that would fall outside the scope of the Copyright Directive.
On May 21, 2024, the Council of the European Union approved the latest draft of the Artificial Intelligence Act (the “AI Act”) which was published in the Official Journal of the EU on July 12, 2024. The AI Act proposes a framework of prohibitions as well as disclosure, transparency and other regulatory obligations based on various levels of risk for businesses introducing AI systems in the EU. Once the AI Act becomes effective, certain provisions could require us to alter or restrict our use of AI both in features or products available to our users and in our systems that interact with our users, depending on respective levels of risk-categorization, types of systems, and manner of use, under the AI Act. The AI Act also may require us to comply with monitoring and reporting requirements. As a result, we may need to devote substantial time and resources to evaluate our obligations under the AI Act and to develop and execute a plan designed to ensure compliance. Noncompliance with the AI Act could result in fines of up to €35 million or 7% of annual global turnover for the previous year, whichever is higher. There have been numerous other laws and bills proposed at the U.S. federal and state level, as well as internationally, aimed at regulating the deployment or provision of AI systems and services. This includes the Colorado AI Act, which was passed and will become effective February 1, 2026, and, like the AI Act, provides for a regulatory risk-based framework.
We continue to evaluate and monitor the applicability of these and other laws, including new content related regulations, such as the DSA and OSA mentioned above, and we may need to devote additional resources to ensure compliance, which may increase our costs and impact our financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Planned Executive Departure
On August 1, 2024, Michael Guthrie, the Company’s Chief Financial Officer, notified Roblox of his intent to resign as Chief Financial Officer to pursue personal interests. The Company is working to identify a successor and Mr. Guthrie has agreed to remain in the role until a new Chief Financial Officer is appointed and will assist in the search for his successor.
Rule 10b5-1 Trading Arrangements
During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:
On May 14, 2024, Mark Reinstra, our General Counsel and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 300,000 shares of Class A Common Stock. The trading arrangement expires on May 16, 2025, or earlier if all transactions under the trading arrangement are completed.
On May 15, 2024, Manuel Bronstein, our Chief Product Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 377,464 shares of Class A Common Stock. The trading arrangement expires on July 16, 2025, or earlier if all transactions under the trading arrangement are completed.
On May 28, 2024, Amy Rawlings, our Chief Accounting Officer, terminated her Rule 10b5-1 trading arrangement. On May 29, 2024, Ms. Rawlings adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 49,138 shares of Class A Common Stock. The trading arrangement expires on June 2, 2025, or earlier if all transactions under the trading arrangement are completed.
On May 28, 2024, Christopher Carvalho, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 116,866 shares of Class A Common Stock. The trading arrangement expires on December 1, 2025, or earlier if all transactions under the trading arrangement are completed.
Each of the above trading arrangements are intended to satisfy the affirmative defense in Rule 10b5-1(c) and each of the aforementioned directors and officers confirmed that they were not in possession of material non-public information regarding the Company at the time they entered into the trading arrangement.

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

Roblox Corporation

Date: August 2, 2024	By:	/s/ Michael Guthrie

Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)