Form 10-Q
period 2024-09-30
Roblox Corp
filed 2024-10-31
CIK 1315098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 15, 2024, the registrant had approximately 607,546,629 shares of Class A common stock and 48,677,643 of Class B common stock outstanding, each with a par value of $0.0001 per share.

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
•the impact and effects of inaccurate or unfavorable third-party reports, including reports of short sellers, about us, our business or our market;
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

•the impact of geopolitical events, including the war in Ukraine, the conflict in the Middle East stemming from Hamas’ attack against Israel, and their impacts on economies globally;
•our expectations regarding new accounting standards;
•our ability to achieve and maintain effective control over financial reporting;
•the impact of foreign currency exchange rates and interest rates on results of operations;
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
We believe that these metrics are reasonable estimates of our user base for the applicable period of measurement, and that the methodologies we employ and update from time-to-time to create these metrics are reasonable bases to identify trends in user behavior. Because we update the methodologies we employ to create metrics, our current period metrics may not be comparable to those in prior periods. For example, in the first quarter of 2023, we revised the methodology we use to calculate average monthly unique payers for payers who purchased prepaid cards through one of our specified distributors (the impact to average new and returning monthly unique payers and average bookings per monthly unique payer in periods prior to the first quarter of 2023 was not significant). Similarly, our metrics may differ from estimates published by third parties or from similarly-titled metrics from other companies due to differences in methodology. Finally, the accuracy of our metrics may be affected by certain factors relating to user activity and our platform’s systems and our ability to identify and detect attempts to replicate legitimate user activity, often referred to as botting. See the section titled “Risk Factors—Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may significantly harm and negatively affect our reputation and our business.”
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

Because DAUs measure account activity and an individual user may actively use our platform within a particular day on multiple accounts for which that individual registered, our DAUs are not a measure of unique individuals accessing Roblox. References to “user” or our “user base” in this report refer to users as described in our definition of DAUs. Additionally, if undetected, fraud and unauthorized access to our platform may contribute, from time to time, to an overstatement of DAUs. In many cases, fraudulent accounts are created by bots to inflate user activity for a particular developer’s content on our platform, thus making the developer’s experience (which refer to the titles that have been created by developers) or other content appear more popular than it really is. We strive to detect and minimize fraud and unauthorized access to our platform. See the sections titled “Risk Factors—Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may significantly harm and negatively affect our reputation and our business,” and “Risk Factors—Some developers, creators, and users on our Platform may make unauthorized, fraudulent, or illegal use of Robux and other digital goods or experiences on our Platform, including through unauthorized third-party websites or “cheating” programs.”
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
We believe bookings provide a timelier indication of trends in our operating results that are not necessarily reflected in our revenue as a result of the fact that we recognize the majority of revenue over the estimated average lifetime of a paying user, which decreased from 28 months in the first quarter of 2024 to 27 months during the second quarter of 2024. The change in deferred revenue constitutes the vast majority of the reconciling difference from revenue to bookings. By removing these non-cash adjustments, we are able to measure and monitor our business performance based on the timing of actual transactions with our users and the cash that is generated from these transactions. Over the long-term, the factors impacting our revenue and bookings trends are the same. However, in the short-term, there are factors that may cause revenue and bookings trends to differ.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ROBLOX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	As of
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$602,631	$678,466
Short-term investments	1,720,323	1,514,808
Accounts receivable—net of allowances	385,591	505,769
Prepaid expenses and other current assets	70,702	74,549
Deferred cost of revenue, current portion	588,915	501,821
Total current assets	3,368,162	3,275,413
Long-term investments	1,558,846	1,043,399
Property and equipment—net	642,637	695,360
Operating lease right-of-use assets	626,486	665,107
Deferred cost of revenue, long-term	295,894	283,326
Intangible assets, net	38,486	53,060
Goodwill	142,236	142,129
Other assets	15,215	10,284
Total assets	$6,687,962	$6,168,078
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$42,842	$60,087
Accrued expenses and other current liabilities	273,694	271,121
Developer exchange liability	330,271	314,866
Deferred revenue—current portion	2,792,396	2,406,292
Total current liabilities	3,439,203	3,052,366
Deferred revenue—net of current portion	1,397,803	1,373,250
Operating lease liabilities	620,257	646,506
Long-term debt, net	1,006,023	1,005,000
Other long-term liabilities	46,218	22,330
Total liabilities	6,509,504	6,099,452
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value; 5,000,000 authorized as of September 30, 2024 and December 31, 2023, 656,132 and 631,221 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; Class A common stock—4,935,000 shares authorized as of September 30, 2024 and December 31, 2023, 607,454 and 581,135 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; Class B common stock—65,000 shares authorized as of September 30, 2024 and December 31, 2023, 48,678 and 50,086 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively
	62	61
Additional paid-in capital	3,949,491	3,134,946
Accumulated other comprehensive income/(loss)	16,416	1,536
Accumulated deficit	(3,776,064)	(3,060,253)
Total Roblox Corporation Stockholders’ equity	189,905	76,290
Noncontrolling interest	(11,447)	(7,664)
Total Stockholders’ equity	178,458	68,626
Total Liabilities and Stockholders’ equity	$6,687,962	$6,168,078
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$918,953	$713,225	$2,613,796	$2,049,335
Cost and expenses:
Cost of revenue(1)	204,998	163,581	582,421	477,451
Developer exchange fees	231,536	170,719	642,211	519,002
Infrastructure and trust & safety	244,598	218,968	692,596	655,051
Research and development	365,424	321,613	1,089,173	912,469
General and administrative	98,733	97,508	302,184	291,279
Sales and marketing	52,592	40,874	124,416	97,957
Total cost and expenses	1,197,881	1,013,263	3,433,001	2,953,209
Loss from operations	(278,928)	(300,038)	(819,205)	(903,874)
Interest income	46,718	36,442	133,271	102,288
Interest expense	(10,286)	(10,268)	(30,853)	(30,409)
Other income/(expense), net	2,352	(4,262)	(1,309)	(1,425)
Loss before income taxes	(240,144)	(278,126)	(718,096)	(833,420)
Provision for/(benefit from) income taxes	303	682	1,466	177
Consolidated net loss	(240,447)	(278,808)	(719,562)	(833,597)
Net loss attributable to noncontrolling interest	(1,123)	(1,650)	(3,751)	(5,349)
Net loss attributable to common stockholders	$(239,324)	$(277,158)	$(715,811)	$(828,248)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.45)	$(1.11)	$(1.35)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	650,961	619,350	642,977	612,938
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Consolidated net loss	$(240,447)	$(278,808)	$(719,562)	$(833,597)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	1,303	(506)	682	301
Net change in unrealized gains/(losses) on available-for-sale marketable securities	21,223	(1,263)	14,166	(16,443)
Other comprehensive income/(loss), net of tax	22,526	(1,769)	14,848	(16,142)
Total comprehensive loss, including noncontrolling interest	(217,921)	(280,577)	(704,714)	(849,739)
Less: net loss attributable to noncontrolling interest	(1,123)	(1,650)	(3,751)	(5,349)
Less: cumulative translation adjustments attributable to noncontrolling interest	(119)	15	(32)	408
Other comprehensive loss attributable to noncontrolling interest, net of tax	(1,242)	(1,635)	(3,783)	(4,941)
Total comprehensive loss attributable to common stockholders	$(216,679)	$(278,942)	$(700,931)	$(844,798)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
Three Months Ended September 30, 2024

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2024	646,611	$61	$3,664,414	$(6,229)	$(3,536,740)	$(10,205)	$111,301
Issuance of common stock upon exercise of stock options	3,529	1	8,887	—	—	—	8,888
Issuance of common stock under Employee Stock Purchase Plan	445	—	11,025	—	—	—	11,025
Vesting of restricted stock units	5,547	—	—	—	—	—	—
Stock-based compensation expense	—	—	265,165	—	—	—	265,165
Other comprehensive income/(loss)	—	—	—	22,645	—	(119)	22,526
Net loss	—	—	—	—	(239,324)	(1,123)	(240,447)
Balance at September 30, 2024	656,132	$62	$3,949,491	$16,416	$(3,776,064)	$(11,447)	$178,458
Nine Months Ended September 30, 2024

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	631,221	$61	$3,134,946	$1,536	$(3,060,253)	$(7,664)	$68,626
Issuance of common stock upon exercise of stock options	7,815	1	21,220	—	—	—	21,221
Issuance of common stock under Employee Stock Purchase Plan	1,530	—	35,767	—	—	—	35,767
Vesting of restricted stock units	15,566	—	—	—	—	—	—
Stock-based compensation expense	—	—	757,558	—	—	—	757,558
Other comprehensive income/(loss)	—	—	—	14,880	—	(32)	14,848
Net loss	—	—	—	—	(715,811)	(3,751)	(719,562)
Balance at September 30, 2024	656,132	$62	$3,949,491	$16,416	$(3,776,064)	$(11,447)	$178,458
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

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Consolidated net loss	$(719,562)	$(833,597)
Adjustments to reconcile net loss including noncontrolling interest to net cash and cash equivalents provided by operations:
Depreciation and amortization expense	175,126	153,611
Stock-based compensation expense	757,558	617,288
Operating lease non-cash expense	88,592	70,801
(Accretion)/amortization on marketable securities, net	(60,442)	(52,219)
Amortization of debt issuance costs	1,023	982
Impairment expense, (gain)/loss on investment and other asset sales, and other, net	2,350	7,747
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	119,460	93,174
Prepaid expenses and other current assets	3,340	(1,861)
Deferred cost of revenue	(99,491)	(62,074)
Other assets	(4,922)	(6,189)
Accounts payable	(4,404)	3,855
Accrued expenses and other current liabilities	(15,278)	(2,599)
Developer exchange liability	15,405	7,724
Deferred revenue	409,809	360,098
Operating lease liabilities	(54,621)	(46,837)
Other long-term liabilities	23,882	4,971
Net cash and cash equivalents provided by operating activities	637,825	314,875
Cash flows from investing activities:
Acquisition of property and equipment	(115,786)	(255,470)
Payments related to business combination, net of cash acquired	(2,840)	(3,859)
Purchases of intangible assets	(1,370)	(13,500)
Purchases of investments	(3,474,187)	(3,803,911)
Maturities of investments	2,431,770	956,010
Sales of investments	394,853	346,766
Net cash and cash equivalents used in investing activities	(767,560)	(2,773,964)
Cash flows from financing activities:
Proceeds from issuance of common stock	57,196	47,316
Proceeds from debt issuances	—	14,700
Financing payments related to acquisitions	(4,450)	(750)
Net cash and cash equivalents provided by financing activities	52,746	61,266
Effect of exchange rate changes on cash and cash equivalents	1,154	398
Net increase/(decrease) in cash and cash equivalents	(75,835)	(2,397,425)
Cash and cash equivalents
Beginning of period	678,466	2,977,474
End of period	$602,631	$580,049
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses and other liabilities	$23,255	$62,248
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
In the Company’s opinion, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 2024 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other interim period.
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
Change in Accounting Estimate
At the onset of the second quarter of 2024, we updated our estimated paying user life from 28 months to 27 months. Based on the carrying amount of deferred revenue and deferred cost of revenue as of March 31, 2024, the change resulted in an increase in revenue and cost of revenue of $26.4 million and $5.4 million, respectively, during the three months ended September 30, 2024 and $85.3 million and $17.8 million, respectively, during the nine months ended September 30, 2024. It is estimated that this change will increase our fiscal year 2024 revenue and cost of revenue by $98.0 million and $20.4 million, respectively.
The estimated paying user life was 28 months during the three and nine months ended September 30, 2023.
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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires public entities to disclose expanded information about their reportable segment(s)’ significant expenses and other segment items on an interim and annual basis. The ASU does not change how a public entity identifies or aggregates its operating segments. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU is required to be applied retrospectively to all prior periods presented in the financial statements once adopted. The Company is evaluating the disclosure requirements related to the new standard and anticipates the ASU to result in additional required disclosures once adopted.

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
3. Revenue from Contracts with Customers
The following table summarizes revenue by region based on the billing country of users (in thousands, except percentages):

	Three Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$583,011	64%	$458,563	65%
Europe	167,758	18	128,412	18
Asia-Pacific, including Australia and New Zealand	95,507	10	73,772	10
Rest of world	72,677	8	52,478	7
Total	$918,953	100%	$713,225	100%

	Nine Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$1,658,442	63%	$1,323,849	65%
Europe	476,729	18	370,474	18
Asia-Pacific, including Australia and New Zealand	275,836	11	208,002	10
Rest of world	202,789	8	147,010	7
Total	$2,613,796	100%	$2,049,335	100%
(1)The Company’s revenues in the United States were 60% and 59% of consolidated revenue for the three and nine months ended September 30, 2024, respectively, and were 60% for each of the three and nine months ended September 30, 2023, respectively.
No individual country, other than the United States, exceeded 10% of the Company’s consolidated revenue for any period presented.
Durable virtual items accounted for 92% of virtual item-related revenue for each of the three and nine months ended September 30, 2024, respectively, and 92% and 91% in the three and nine months ended September 30, 2023, respectively. Consumable virtual items accounted for 8% of virtual item-related revenue for each of the three and nine months ended September 30, 2024, respectively, and 8% and 9% in the three and nine months ended September 30, 2023, respectively.
Deferred Revenue
The Company receives payments from its users based on the payment terms established in its contracts. Such payments are initially recorded to deferred revenue and are recognized into revenue as the Company satisfies its performance obligations. The aggregate amount of revenue allocated to unsatisfied performance obligations is included in our deferred revenue balances.
The increase in deferred revenue for the nine months ended September 30, 2024 was driven by sales during the period exceeding revenue recognized from the satisfaction of our performance obligations, which includes the revenue recognized during the period that was included in the current portion of deferred revenue at the beginning of the period. During the nine months ended September 30, 2024, we recognized $1,983.4 million of revenue that was included in the current deferred revenue balance as of December 31, 2023.

4. Leases
The Company took possession of a data center leased space in the first quarter of 2024, with lease payments – net of leasehold incentives – totaling $95.4 million over a seven year lease term. In September, 2024, the Company de-recognized $70.3 million of both the right-of-use assets and lease liabilities associated with this data center lease due to an early termination. The early termination did not have a material impact on the results of operations during the three and nine months ended September 30, 2024.
Sublease
On February 7, 2024, the Company executed a lease assignment as sub-lessee pursuant to which the Company subleased approximately 133,137 square feet of office space in San Mateo, California for a lease term of approximately four years (the “2024 Sub-Lessee Agreement”). Concurrent with the execution of the 2024 Sub-Lessee Agreement, the Company executed a sublease as sub-lessor pursuant to which it subleased approximately 61,773 square feet of its San Mateo, California corporate headquarters to the sub-lessee for a lease term of approximately three years (the “2024 Sub-Lessor Agreement”).
The total lease payments due by the Company over the sublease term under the 2024 Sub-Lessee Agreement are $38.9 million and the Company took possession of the assigned space in April 2024. The total lease payments due to the Company over the sublease term under the 2024 Sub-Lessor Agreement are approximately $13.0 million and the Company provided possession to the sub-lessee in April 2024.
5. Cash Equivalents and Investments
The following is a summary of the Company’s cash equivalents and short-term and long-term investments (in thousands):

	As of September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$513,512	$—	$—	$513,512	$513,512	$—	$—
U.S. Treasury securities	2,150,181	7,485	(127)	2,157,539	30,929	1,382,112	744,498
Subtotal	2,663,693	7,485	(127)	2,671,051	544,441	1,382,112	744,498
Level 2
U.S. agency securities	269,994	172	(65)	270,101	—	22,505	247,596
Commercial paper	285,884	—	(2)	285,882	—	285,882	—
Corporate debt securities	587,872	6,817	(20)	594,669	—	27,917	566,752
Subtotal	1,143,750	6,989	(87)	1,150,652	—	336,304	814,348
Total Debt Securities	$3,807,443	$14,474	$(214)	$3,821,703	$544,441	$1,718,416	$1,558,846
Equity Securities
Level 1
Mutual funds (1)				$1,907	$—	$1,907	$—
Total Equity Securities				$1,907	$—	$1,907	$—
Total Cash Equivalents and Investments	$3,807,443	$14,474	$(214)	$3,823,610	$544,441	$1,720,323	$1,558,846

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$614,888	$—	$—	$614,888	$614,888	$—	$—
U.S. Treasury securities	1,692,700	2,007	(2,547)	1,692,160	—	1,155,218	536,942
Subtotal	2,307,588	2,007	(2,547)	2,307,048	614,888	1,155,218	536,942
Level 2
U.S. agency securities	286,007	27	(197)	285,837	—	137,151	148,686
Commercial paper	184,465	—	—	184,465	14,827	169,638	—
Corporate debt securities	409,037	2,066	(1,262)	409,841	—	52,070	357,771
Subtotal	879,509	2,093	(1,459)	880,143	14,827	358,859	506,457
Total Debt Securities	$3,187,097	$4,100	$(4,006)	$3,187,191	$629,715	$1,514,077	$1,043,399
Equity Securities
Level 1
Mutual funds (1)				$731	$—	$731	$—
Total Equity Securities				$731	$—	$731	$—
Total Cash Equivalents and Investments	$3,187,097	$4,100	$(4,006)	$3,187,922	$629,715	$1,514,808	$1,043,399
(1)The equity securities relate to the Company’s nonqualified deferred compensation plan and are held in a rabbi trust. Refer to Note 14, “Employee and Director Benefits”, to the notes to the condensed consolidated financial statements for more information.
As of September 30, 2024, all of the Company’s short-term debt investments have contractual maturities of one year or less and all of the Company’s long-term debt investments have contractual maturities between one and five years.
Changes in market interest rates, credit risk of borrowers and overall market liquidity, amongst other factors, may cause our short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of September 30, 2024, the unrealized losses were primarily driven by increases in interest rates following the date of purchase and the Company does not intend to sell, nor is it more likely than not it will be required to sell, such securities before recovering the amortized cost basis.
The following table presents fair values and gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$141,181	$(82)	$62,000	$(45)	$203,181	$(127)
U.S. agency securities	47,443	(65)	—	—	47,443	(65)
Commercial paper	10,797	(2)	—	—	10,797	(2)
Corporate debt securities	11,138	(11)	3,032	(9)	14,170	(20)
Total	$210,559	$(160)	$65,032	$(54)	$275,591	$(214)

	As of December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$486,424	$(2,547)	$—	$—	$486,424	$(2,547)
U.S. agency securities	182,475	(197)	—	—	182,475	(197)
Corporate debt securities	248,287	(1,262)	—	—	248,287	(1,262)
Total	$917,186	$(4,006)	$—	$—	$917,186	$(4,006)
6. Acquisitions
Speechly, Inc.
On September 18, 2023 (the “Speechly Acquisition Date”), the Company acquired all outstanding equity interests of Speechly, Inc. and its wholly owned Finnish subsidiary Speechly Oy (together, “Speechly”). Speechly was a privately held company, that operated a speech recognition software focused on voice moderation. The acquisition has been accounted for as a business combination. The consideration totaled $10.1 million, which included (i) $4.8 million of cash paid on the Speechly Acquisition Date and (ii) $5.3 million of cash held back until certain post-acquisition conditions are satisfied.
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
Goodwill is attributable to the assembled workforce and anticipated synergies arising from the acquisition. The goodwill recognized is not deductible for income tax purposes.
7. Goodwill and Intangible Assets
Goodwill
The following table represents the changes to goodwill during the nine months ended September 30, 2024 (in thousands):

Carrying Amount
Balance as of December 31, 2023	$142,129
Foreign currency translation adjustments	107
Balance as of September 30, 2024	$142,236
There are no accumulated impairment losses for any period presented.

Intangible Assets
The following tables present details of the Company’s finite-lived intangible assets as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024
	Gross Carrying Amount	Accumulated Amortization Expense	Net Carrying Amount
Developed technology	$75,495	$(50,744)	$24,751
Patents	14,200	(1,775)	12,425
Assembled workforce	10,000	(9,625)	375
Trade name	500	(308)	192
Total intangible assets	$100,195	$(62,452)	$37,743

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization Expense	Net Carrying Amount
Developed technology	$75,455	$(39,411)	$36,044
Patents	14,200	(650)	13,550
Assembled workforce	10,000	(7,374)	2,626
Trade name	500	(233)	267
Total intangible assets	$100,155	$(47,668)	$52,487
The above tables do not include $0.7 million and $0.6 million of indefinite lived intangible assets as of September 30, 2024 and December 31, 2023, respectively.
Amortization expense related to our finite-lived intangible assets was $4.7 million and $14.8 million for the three and nine months ended September 30, 2024, respectively, and $5.2 million and $14.2 million for the three and nine months ended September 30, 2023, respectively.
Expected future amortization expenses related to the Company’s finite-lived intangible assets as of September 30, 2024 are as follows (in thousands):

Year ending December 31:
Remainder of 2024	$4,180
2025	15,735
2026	6,700
2027	3,137
2028	1,940
Thereafter	6,051
Total remaining amortization expense	$37,743
8. Other Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Prepaid expenses	$47,419	$48,555
Accrued interest receivable	16,265	14,697
Other current assets	7,018	11,297
Total prepaid expenses and other current assets	$70,702	$74,549

Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Servers and related equipment and software	$919,932	$914,989
Computer hardware and software licenses	50,980	43,732
Furniture and fixtures	2,084	520
Leasehold improvements	102,551	101,785
Construction in progress	154,013	77,043
Total property and equipment	1,229,560	1,138,069
Less accumulated depreciation and amortization expense	(586,923)	(442,709)
Property and equipment—net	$642,637	$695,360
Construction in progress primarily relates to leasehold improvements for the Company’s leased office buildings and network equipment infrastructure to support the Company’s data centers.
In the third quarter of 2024, the Company re-assessed the estimated useful life of certain software licenses, resulting in the acceleration of their remaining depreciation expense of $17.9 million within infrastructure and trust & safety expenses. Total depreciation and amortization expense of property and equipment was $63.9 million and $160.4 million for the three and nine months ended September 30, 2024, respectively, and $48.4 million and $139.4 million for the three and nine months ended September 30, 2023, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Accrued operating expenses	$60,486	$51,921
Short term operating lease liabilities	132,977	111,293
Accrued interest on the 2030 Notes	16,146	6,458
Taxes payable	45,493	59,632
Accrued compensation and other employee related liabilities	13,174	32,125
Other current liabilities	5,418	9,692
Total accrued expenses and other current liabilities	$273,694	$271,121
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
As of September 30, 2024, the Company was in compliance with all of its covenants under the Indenture.
The net carrying amount of the 2030 Notes, which is presented as a component of long-term debt in the Company’s condensed consolidated financial statements, was as follows (in thousands):

	As of
	September 30, 2024	December 31, 2023
2030 Notes
Principal	$1,000,000	$1,000,000
Unamortized issuance costs	(8,677)	(9,700)
Net carrying amount	$991,323	$990,300

Interest expense related to the 2030 Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$9,688	$9,688	$29,064	$29,063
Amortization of debt issuance costs	344	331	1,023	982
Total interest expense	$10,032	$10,019	$30,087	$30,045
The debt issuance costs for the 2030 Notes are amortized to interest expense over the term of the 2030 Notes using an annual effective interest rate of 4.05%.
As of September 30, 2024 and December 31, 2023, the estimated fair value of the 2030 Notes was approximately $931.6 million and $891.8 million, respectively, determined based on the last trading price of the 2030 Notes during the reporting period (a Level 2 input).
Joint Venture Financing
Refer to Note 15, “Joint Venture”, in the notes to the condensed consolidated financial statements for additional information on debt issued by the Company’s consolidated subsidiary, Roblox China Holding Corp.
10. Commitments and Contingencies
Lease Commitments—The Company leases office facilities and space for data center operations under operating leases expiring in various years through 2035. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. All of the Company’s leases are accounted for as operating leases. There has been no material change in the Company’s lease commitments during the nine months ended September 30, 2024, except for (i) the early termination of a data center lease in the third quarter of 2024 and (ii) lease commitments primarily related to office facilities and data centers in the ordinary course of business. Refer to Note 4, “Leases” in the notes to the condensed consolidated financial statements for additional information.
Purchase Obligations—Non-cancellable contractual purchase obligations primarily consist of contracts associated with data center and software vendors. There has been no material change in the Company’s purchase obligations during the nine months ended September 30, 2024, other than non-cancellable purchase commitments made in the ordinary course of business, primarily related to data center and software vendors.
Letters of Credit—The Company has letters of credit in connection with its operating leases which are not reflected in the Company’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. There have been no material changes to the Company’s letters of credit during the nine months ended September 30, 2024.
Legal Proceedings—The Company is and, from time to time may in the future become, involved in legal proceedings, claims and litigation in the ordinary course of business.
As of September 30, 2024 and December 31, 2023, the Company accrued for immaterial losses related to litigation matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated. The Company considered the progress of these cases, the opinions and views of its legal counsel and outside advisors, its experience and settlements in similar cases, and other factors in arriving at the conclusion that a potential loss was probable. The Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for all of these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings. The maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty and the ultimate resolution of one or more of these matters could ultimately have a material adverse effect on our operations.
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

Separately, on March 14, 2024, Gentry v. Roblox was filed in the United States District Court for the Northern District of California premised on substantially identical allegations as the Colvin matter. On April 18, 2024, the Gentry v. Roblox matter was consolidated with the Colvin matter. Plaintiffs filed a consolidated complaint on April 23, 2024. The consolidated complaint seeks monetary damages, including actual, punitive, and statutory damages, restitution, attorneys’ fees and costs, and declaratory and injunctive relief. The Company filed a motion to dismiss the consolidated complaint on May 14, 2024, which the court granted in part and denied in part on September 19, 2024. The Court dismissed with prejudice plaintiffs’ fraud-based claims and claims for injunctive relief, but allowed plaintiffs’ claims under California’s Unfair Competition Law and for negligence and unjust enrichment to proceed.
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
11. Stockholders’ Equity
As of September 30, 2024, the Company had 4,935.0 million shares of Class A common stock authorized, with a par value of $0.0001 per share, 65.0 million shares of Class B common stock authorized, with a par value of $0.0001 per share, and 100.0 million shares of preferred stock authorized, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to 20 votes per share.
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
The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of
	September 30, 2024	December 31, 2023
Stock options outstanding	32,160	40,159
Restricted Stock Units (“RSUs”) outstanding	36,467	39,846
Performance Stock Units (“PSUs”) (1)	2,304	905
CEO Long-Term Performance Award (1)(2)	—	11,500
2020 Equity Incentive Plan	95,773	66,114
2020 Employee Stock Purchase Plan	20,855	16,075
Stock warrants outstanding	264	264
Unregistered stock awards (“RSAs”) outstanding	50	149
Total	187,873	175,012
(1)Represents the shares of common stock reserved for future issuance at the maximum achievement levels.
(2)On March 1, 2024, the Leadership Development and Compensation Committee (i) approved the cancellation of the CEO Long-Term Performance Award, which was previously granted to the CEO under the 2017 Amended and Restated Equity Incentive Plan and (ii) granted Mr. Baszucki a new PSU award and RSU award. The PSUs and RSUs granted to Mr. Baszucki on March 1, 2024 are included in those respective rows above as of September 30, 2024. Refer to Note 12, “Stock-Based Compensation Expense”, to the notes to the condensed consolidated financial statements for further discussion.

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
Stock-based compensation expense
Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Infrastructure and trust & safety	$29,078	$24,483	$84,326	$65,710
Research and development	189,064	155,651	542,867	432,676
General and administrative	36,345	32,200	102,786	97,673
Sales and marketing	10,678	7,688	27,579	21,229
Total stock-based compensation expense	$265,165	$220,022	$757,558	$617,288
Stock Options
The following table summarizes the Company’s stock option activity (in thousands, except per option data and remaining contractual term):

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price (per Option)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances as of December 31, 2023	40,159	$2.98	5.16	$1,716,171
Granted	—	—
Cancelled, forfeited, and expired	(184)	$4.79
Exercised	(7,815)	$2.72
Balances as of September 30, 2024	32,160	$3.04	4.48	$1,325,679
Exercisable as of September 30, 2024	31,825	$3.02	4.46	$1,312,577
Vested and expected to vest at September 30, 2024	32,160	$3.04	4.48	$1,325,679
RSUs and RSAs
The following table summarizes the Company’s RSU and RSA activity (in thousands, except per share data):

	RSUs		RSAs
	Number of Shares	Weighted-Average Grant Date Fair Value (per Share)	Number of Shares	Weighted-Average Grant Date Fair Value (per Share)
Unvested as of December 31, 2023	39,846	$42.25	149	$46.00
Granted	16,867	$38.95	—	—
Vested and released	(15,566)	$42.93	(74)	$46.00
Cancelled	(4,680)	$41.16	(25)	$46.00
Unvested as of September 30, 2024	36,467	$40.57	50	$46.00

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

The Company recorded $7.3 million of stock-based compensation expense related to the 2024 CEO PSU Award and $25.1 million of stock-based compensation expense related to the 2024 CEO PSU Award and CEO Long-Term Performance Award, in total, during the three and nine months ended September 30, 2024, respectively, within general and administrative expenses. The Company recorded $12.3 million and $36.5 million of stock-based compensation expense related to the CEO Long-Term Performance Award during the three and nine months ended September 30, 2023, respectively, within general and administrative expenses.
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
During the three and nine months ended September 30, 2024, $5.2 million and $7.9 million of stock-based compensation expense was recorded related to the 2024 Executive PSU Awards, respectively.
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
As of September 30, 2024, the number of shares under the 2023 PSU Awards that can be earned at target performance totaled 213,502, with 80% of the target number of shares allocated to the cumulative bookings performance measure and 20% of the target number of shares allocated to the cumulative PSU Adjusted EBITDA performance measure.
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
On August 1, 2024, Michael Guthrie, the Company’s Chief Financial Officer, notified Roblox of his intent to resign as Chief Financial Officer to pursue personal interests. The Company entered into a Separation and Transition Agreement with Mr. Guthrie on September 30, 2024 (the “Transition Agreement”), pursuant to which Mr. Guthrie’s employment with the Company will terminate upon the commencement of employment of the Company’s next Chief Financial Officer. Following his termination of employment, Mr. Guthrie will continue to serve the Company as an advisor until March 1, 2025, or, if later, the one-month anniversary of his termination date.

Pursuant to his agreement, on the determination date (as defined in his applicable PSU agreement and which is expected to occur in the first quarter of fiscal 2025), Mr. Guthrie will vest into the first 50% of his 2023 PSUs, contingent upon the Company achieving performance measures, provided he remains a service provider until December 31, 2024. The Company has concluded that this constitutes a modification of the remaining requisite service period on September 30, 2024, and any remaining expense will be recognized prospectively over the remaining three-month requisite service period.
The Company recorded net stock-based compensation expense of $3.2 million and $4.8 million during the three and nine months ended September 30, 2024, respectively, and stock-based compensation expense of $1.4 million and $2.9 million during the three and nine months ended September 30, 2023, respectively, related to the 2023 PSU Awards.
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
The Company recorded stock-based compensation expense of $0.1 million during the three months ended September 30, 2024 and a net stock-based compensation benefit of $0.4 million during the nine months ended September 30, 2024 related to the 2022 PSU Awards, primarily driven by the departure of an executive in the second quarter of 2024, and stock-based compensation expense of $0.2 million and $2.2 million during the three and nine months ended September 30, 2023, respectively.
Employee Stock Purchase Plan
The Company recorded $3.2 million and $14.7 million of stock-based compensation expense related to the 2020 ESPP during the three and nine months ended September 30, 2024, respectively, and $8.7 million and $24.1 million during the three and nine months ended September 30, 2023, respectively.
13. Accumulated Other Comprehensive Income/(Loss)
The following table shows a summary of changes in accumulated other comprehensive income/(loss) by component for the nine months ended September 30, 2024 (in thousands):

	Foreign Currency Translation	Unrealized Gains/ (Losses) on Available-For-Sale Debt Securities	Total
Balance as of December 31, 2023	$1,442	$94	$1,536
Other comprehensive income/(loss), net of tax, before reclassifications	714	12,677	13,391
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	—	1,489	1,489
Change in accumulated other comprehensive income/(loss), net of tax	714	14,166	14,880
Balance as of September 30, 2024	$2,156	$14,260	$16,416

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
The portion of the 2026 Notes outstanding to Songhua is reflected in the Company’s condensed consolidated financial statements as long-term debt, net, at its principal amount, while the portion outstanding to the Company – including any related interest expense – is eliminated upon consolidation. Interest expense related to the 2026 Notes was $0.2 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, and was $0.2 million and $0.3 million for the three and nine months ended September 30, 2023, respectively.
16. Income Taxes
The Company is subject to federal and state income tax in the United States, as well as foreign tax jurisdictions in which it conducts business. The Company does not provide for U.S. income taxes or foreign withholding taxes on the undistributed earnings of its profitable foreign subsidiaries because it intends to permanently reinvest such earnings in foreign operations.
The provision for/(benefit from) income taxes for the three and nine months ended September 30, 2024 and 2023 consisted of immaterial federal, state and foreign income taxes. The Company continues to maintain a full valuation allowance on its net deferred tax assets as it is not likely that the deferred assets will be utilized. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowance on the Company’s deferred tax assets.
17. Basic and Diluted Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic and diluted net loss per share
Numerator
Consolidated net loss	$(240,447)	$(278,808)	$(719,562)	$(833,597)
Less: net loss attributable to noncontrolling interest	(1,123)	(1,650)	(3,751)	(5,349)
Net loss attributable to common stockholders	$(239,324)	$(277,158)	$(715,811)	$(828,248)
Denominator
Weighted-average common shares used in computing net loss per share attributable to common stockholders, based and diluted	650,961	619,350	642,977	612,938
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.45)	$(1.11)	$(1.35)

The potential shares of common stock that were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive are as follows (in thousands):

	As of September 30,
	2024	2023
Stock options outstanding	32,160	43,306
RSUs outstanding	36,467	36,880
2020 ESPP	1,665	3,406
2023 PSUs Awards based on performance target achievement at period-end (1)	43	—
Stock warrants outstanding	264	264
RSAs outstanding	50	276
Total	70,649	84,132
(1)Represents the hypothetical number of shares that would have been earned under the Company’s 2023 PSU Awards had the performance period ended on the balance sheet date.
Except for the 2023 PSU Awards, all other PSUs were excluded from the above table because the respective stock price or performance targets had not been met as of the periods presented.
18. Subsequent Events
In October 2024, the Company started moving employees that remained at its current headquarters in San Mateo to its new campus in San Mateo, and the move is expected to be completed during the fourth quarter of 2024. As of September 30, 2024, the carrying value of the operating lease right-of-use asset and the related leasehold improvements, and the associated lease liability as it relates to the buildings the Company is exiting, is approximately $143.0 million and $126.0 million, respectively, with remaining lease terms ranging between three and seven years. While the exit of the buildings is an impairment trigger in the fourth quarter of 2024, the Company is still in the process of assessing its real estate needs for future periods which will inform its decision as to whether or not to sublease these buildings for their respective remaining terms. As a result, the Company’s impairment assessment is ongoing and will be completed in the fourth quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2023 included in the Annual Report on Form 10-K, filed with the SEC on February 21, 2024. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and “Special Note Regarding Operating Metrics” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future. Unless the context otherwise requires, all references in this report to “Roblox,” the “Company,” “we,” “our,” “us,” or similar terms refer to Roblox Corporation and its subsidiaries.
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
Consistent with our free to play business model, a small portion of our users have historically been payers. For example, in the three months ended September 30, 2024, of our 88.9 million average DAUs, only approximately 1,143,000 represented our average daily unique paying users. Similarly, in the three months ended September 30, 2024, our average daily bookings per DAU was $0.14, whereas our average daily bookings per daily unique paying user was $10.73. We believe that maintaining and growing our overall number of DAUs, including the number of DAUs who may not purchase and spend Robux, is important to the success of our business. As a result, we believe that the number of DAUs who choose to purchase and spend Robux will continue to constitute a small portion of our overall users.
We are continually innovating our Platform by investing in high fidelity avatars, more realistic experiences, artificial intelligence (“AI”) tools, and other social features. In the second half of 2024 and into 2025, we have implemented, and expect to continue to implement, certain Platform policy and other changes in anticipation of and in response to regulatory requirements and evolving guidance from leading global organizations focused on child and internet safety in the United States and abroad. These changes could impact user engagement, revenue, and bookings, particularly from younger users.
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
We believe that DAUs, hours engaged, and bookings are highly correlated and over time we would expect hours engaged to grow slightly faster than DAUs, and bookings to grow faster than hours engaged. There are many reasons, but generally over time, as the content on our Platform improves and DAUs increase in tenure, engagement tends to go up. Similarly, over time as the content improves and our Platform functionality gets better, we expect more users to become payers and for those payers, on average, to increase their purchase of Robux which drives up both average bookings per monthly unique payer and overall bookings per hour. Further, we expect growth in our payers and monetization to lead to growth in revenue and bookings. These expectations are over long periods of time. Within any given month or quarter, the behavior of the metrics has not been, and will not always be, consistent.

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
$30.00
$20.00
$10.00
$0.00
$32.60
$45.03
$32.83
$34.36
$33.53
$46.56
$33.95
$34.36
$35.51
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24

ABPDAU
Europe
$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
$7.47
$9.01
$7.76
$8.16
$8.38
$10.23
$8.44
$8.91
$9.90
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24

ABPDAU
Asia-Pacific
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
$5.63
$6.77
$6.19
$5.35
$5.24
$6.30
$5.67
$5.00
$5.21
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24

ABPDAU
Rest of World

$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$3.10
$3.79
$3.56
$3.51
$3.63
$4.61
$4.05
$3.84
$3.84
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24

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
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to bookings, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of revenue to bookings:
Revenue	$918,953	$713,225	$2,613,796	$2,049,335
Add (deduct):
Change in deferred revenue	216,325	130,957	410,657	360,112
Other	(6,758)	(4,729)	(16,998)	(15,489)
Bookings	$1,128,520	$839,453	$3,007,455	$2,393,958

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
The following table presents a reconciliation of consolidated net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30, 2023
	2024	2023	2024	2023
Reconciliation of consolidated net loss to Adjusted EBITDA:
Consolidated net loss	$(240,447)	$(278,808)	$(719,562)	$(833,597)
Add (deduct):
Interest income	(46,718)	(36,442)	(133,271)	(102,288)
Interest expense	10,286	10,268	30,853	30,409
Other (income)/expense, net	(2,352)	4,262	1,309	1,425
Provision for/(benefit from) income taxes	303	682	1,466	177
Depreciation and amortization expense(1)	68,613	53,600	175,126	153,611
Stock-based compensation expense	265,165	220,022	757,558	617,288
RTO severance charge(2)	108	—	1,101	—
Other non-cash charges(3)	—	—	—	6,988
Adjusted EBITDA	$54,958	$(26,416)	$114,580	$(125,987)
(1)Includes a one-time charge of $17.9 million related to the re-assessment of the estimated useful life of certain software licenses, resulting in the acceleration of their remaining depreciation within infrastructure and trust & safety expenses.
(2)Relates to cash severance costs associated with the Company’s return-to-office (“RTO”) plan announced in October 2023, which required a subset of the Company’s remote employees to begin working from the San Mateo headquarters for three days a week, beginning in the summer of 2024.
(3)Includes impairment expense related to certain operating lease right-of-use assets and related property and equipment.

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
The following table presents a reconciliation of net cash and cash equivalents provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Reconciliation of net cash and cash equivalents provided by operating activities to free cash flow:
Net cash and cash equivalents provided by operating activities	$637,825	$314,875
Deduct:
Acquisition of property and equipment	(115,786)	(255,470)
Purchases of intangible assets	(1,370)	(13,500)
Free cash flow	$520,669	$45,905
Acquisition of property and equipment primarily includes tenant improvements, servers, infrastructure equipment, and capitalized software licenses.
Change in Accounting Estimate
At the onset of each quarter, we complete an assessment of our estimated average lifetime of a paying user, which is used for revenue recognition of durable virtual items and calculated based on historical monthly retention data for each paying user cohort to project future participation on the Roblox Platform. Following that assessment and effective April 1, 2024, the average lifetime of a paying user was estimated to be 27 months, a decrease compared to the previous estimate of 28 months. The estimated paying user life was also 28 months during the three and nine months ended September 30, 2023.
Based on the carrying amount of deferred revenue and deferred cost of revenue as of March 31, 2024, the change resulted in an increase in revenue and cost of revenue during the three months ended September 30, 2024 of $26.4 million and $5.4 million, respectively, and during the nine months ended September 30, 2024 by $85.3 million and $17.8 million, respectively. It is estimated that this change will increase our fiscal year 2024 revenue and cost of revenue by $98.0 million and $20.4 million, respectively.
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
Personnel costs generally include employee expenses (salaries, benefits, and stock-based compensation expense) and contractor expenses, and are reflected in each expense category, with the exception of cost of revenue and developer exchange fees. In the three and nine months ended September 30, 2024, personnel costs were $467.4 million and $1,390.7 million, respectively, and during the three and nine months ended September 30, 2023, were $415.9 million and $1,205.6 million, respectively.
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
Cost of revenue as a percentage of revenue is affected by shifts in user purchasing preferences and trends. While in recent years, we saw a shift of our sales toward prepaid card distribution channels and credit card sales directly through our website, which are subject to lower processing fees compared to other distribution channels, such as the Apple App Store, Google Play Store, and consoles such as Xbox and PlayStation, we have seen this trend moderate over the last several quarters with some seasonal variations. We expect to see the overall distribution channel mix shift based on user purchasing preferences, demographics and seasonal variations in future periods.
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
In order to be qualified for our Developer Exchange Program and eligible to exchange earned Robux for real-world currency, developers and creators must meet certain conditions, such as having earned the minimum amount of Robux required to qualify for the program, a verified developer account, and an account in good standing. On January 31, 2022, we reduced the minimum amount of earned Robux required to qualify for the program from 100,000 Robux to 50,000 Robux and subsequently on January 31, 2023, we further reduced the minimum requirement from 50,000 Robux to 30,000 Robux. We believe these reductions in the minimum amounts required further incentivize our developer and creator community, and promote the long term growth and the health of such community. As of September 30, 2024, over 22,500 developers and creators qualified for and were registered in our Developer Exchange Program.
Over the next few years, a major goal is to increase our developer and creator earnings (i) by creating new earnings methods and enhancing existing ones and (ii) through efficiencies realized in other areas of our business, while maintaining reasonable margins.

Infrastructure and trust & safety
Infrastructure and trust & safety expenses consist primarily of expenses related to the operation of our data centers and technical infrastructure. These costs include third-party service providers costs, such as cloud computing or other hosting and data storage, facilities-related expenses for our co-located data centers and edge data centers that we lease and operate, and network and bandwidth costs, as well as depreciation and associated support and maintenance costs of our servers and infrastructure equipment. Depreciation and amortization expense related to infrastructure and trust & safety in the three months ended September 30, 2024 and 2023 was $61.3 million and $46.0 million, respectively, and in the nine months ended September 30, 2024 and 2023 was $152.9 million and $132.8 million, respectively.
We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support more sophisticated content, more users, and increased engagement. Through the end of 2023, we were investing heavily in our infrastructure, and as a result, we were able to moderate our investment in infrastructure throughout fiscal year 2024, but expect to increase our investment supporting our global infrastructure over the long-term. We intend to achieve scalability by building and maintaining our own technical infrastructure, while generating operating leverage over the long-term.
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
Research and development
Research and development expenses consist primarily of personnel costs and allocated overhead expenses for our engineering, design, product management, data science, and other employees engaged in maintaining and enhancing the functionality of the Platform. Research and development expenses also include costs associated with our Game Fund program, which funds certain developers upfront to develop new experience types for the Platform. We plan to increase research and development expenses for the foreseeable future primarily driven by increased headcount to develop new features, functionality, and innovation of our product. However, we have been, and expect to continue, moderating our headcount growth rate throughout fiscal year 2024 and expect to continue to generate operating leverage generally through the end of fiscal year 2025.
General and administrative
General and administrative expenses consist primarily of personnel costs and allocated overhead for our finance and accounting, legal, human resources, talent acquisition, and other administrative teams. General and administrative expenses also include professional services fees such as outside legal, accounting, audit, and outsourcing services, and other corporate expenses, as well as certain accruals and settlements associated with legal proceedings. We have been, and expect to continue, moderating our headcount growth rate in fiscal year 2024, but generally expect to increase general and administrative expenses for the foreseeable future thereafter to support the growth of the business.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue for each period presented (in thousands, except per share data and percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Revenue	$918,953	100%	$713,225	100%	$2,613,796	100%	$2,049,335	100%
Cost and expenses:
Cost of revenue(1)	204,998	22	163,581	23	582,421	22	477,451	23
Developer exchange fees	231,536	25	170,719	24	642,211	25	519,002	25
Infrastructure and trust & safety(2)	244,598	27	218,968	31	692,596	26	655,051	32
Research and development(2)	365,424	40	321,613	45	1,089,173	42	912,469	45
General and administrative(2)	98,733	11	97,508	14	302,184	12	291,279	14
Sales and marketing(2)	52,592	6	40,874	6	124,416	5	97,957	5
Total cost and expenses	1,197,881	130	1,013,263	142	3,433,001	131	2,953,209	144
Loss from operations	(278,928)	(30)	(300,038)	(42)	(819,205)	(31)	(903,874)	(44)
Interest income	46,718	5	36,442	5	133,271	5	102,288	5
Interest expense	(10,286)	(1)	(10,268)	(1)	(30,853)	(1)	(30,409)	(1)
Other income/(expense), net	2,352	—	(4,262)	(1)	(1,309)	—	(1,425)	—
Loss before income taxes	(240,144)	(26)	(278,126)	(39)	(718,096)	(27)	(833,420)	(41)
Provision for/(benefit from) income taxes	303	—	682	—	1,466	—	177	—
Consolidated net loss	(240,447)	(26)	(278,808)	(39)	(719,562)	(28)	(833,597)	(41)
Net loss attributable to noncontrolling interest(3)	(1,123)	—	(1,650)	—	(3,751)	—	(5,349)	—
Net loss attributable to common stockholders	$(239,324)	(26)%	$(277,158)	(39)%	$(715,811)	(27)%	$(828,248)	(40)%
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)		$(0.45)		$(1.11)		$(1.35)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	650,961		619,350		642,977		612,938
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
(2)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Infrastructure and trust & safety	$29,078	$24,483	$84,326	$65,710
Research and development	189,064	155,651	542,867	432,676
General and administrative	36,345	32,200	102,786	97,673
Sales and marketing	10,678	7,688	27,579	21,229
Total stock-based compensation expense	$265,165	$220,022	$757,558	$617,288
(3)Our condensed consolidated financial statements include our majority-owned subsidiary Roblox China Holding Corp. The ownership interest of a minority investor, Songhua River Investment Limited, is recorded as a noncontrolling interest.

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		2024 to 2023	Nine Months Ended September 30,		2024 to 2023
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Revenue	$918,953	$713,225	29%	$2,613,796	$2,049,335	28%
Revenue increased $205.7 million, or 29%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase is primarily due to a higher amortization of prior period deferred revenue and an increase in bookings in the current period. The increase in the amortization of prior period deferred revenue was supplemented by the decrease of the estimated average lifetime of a paying user to 27 months in the second quarter of 2024. Refer to the heading “Changes in Accounting Estimate” earlier in this section above for more information on the change in paying user life estimates in fiscal year 2024.
The increase in bookings during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily driven by a higher average number of daily unique paying users during the current period, which increased from approximately 870,000 during the three months ended September 30, 2023 to approximately 1,143,000 during the three months ended September 30, 2024. The average number of daily unique paying users represents the number of user accounts that made a payment on the Platform, including via redemption of prepaid cards for Robux, on an average daily basis during the respective period.
Revenue increased $564.5 million, or 28%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is primarily due to higher amortization of prior period deferred revenue and an increase in bookings in the current period. The increase in the amortization of prior period deferred revenue was supplemented by the decrease of the estimated average lifetime of a paying user to 27 months in the second quarter of 2024. Refer to the heading “Changes in Accounting Estimate” earlier in this section above for more information on the change in paying user life estimates in fiscal year 2024.
The increase in bookings during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by a higher average number of daily unique paying users during the current period, which increased from approximately 824,000 during the nine months ended September 30, 2023 to approximately 1,013,000 during the nine months ended September 30, 2024.
Cost of revenue

	Three Months Ended September 30,		2024 to 2023	Nine Months Ended September 30,		2024 to 2023
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$204,998	$163,581	25%	$582,421	$477,451	22%
Cost of revenue increased $41.4 million, or 25%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase is primarily due to a net increase of $40.9 million in expense for payment processing fees, primarily driven by a higher amortization of prior period deferred cost of revenue and an increase in current period payment processing fees from the related growth in bookings. The increase in the amortization of prior period deferred cost of revenue was supplemented by the decrease of the estimated average lifetime of a paying user to 27 months in the second quarter of 2024. Refer to the heading “Changes in Accounting Estimate” earlier in this section above for more information on the change in paying user life estimates in fiscal year 2024.
Cost of revenue increased $105.0 million, or 22%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is primarily due to a net increase of $109.2 million in expense for payment processing fees, primarily driven by a higher amortization of prior period deferred cost of revenue and an increase in current period payment processing fees from the related growth in bookings. The increase in the amortization of prior period deferred cost of revenue was supplemented by the decrease of the estimated average lifetime of a paying user to 27 months in the second quarter of 2024. Refer to the heading “Changes in Accounting Estimate” earlier in this section above for more information on the change in paying user life estimates in fiscal year 2024.

Developer exchange fees

	Three Months Ended September 30,		2024 to 2023	Nine Months Ended September 30,		2024 to 2023
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Developer exchange fees	$231,536	$170,719	36%	$642,211	$519,002	24%
Developer exchange fees increased $60.8 million, or 36%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase is primarily driven by an increase in amounts earned by developers and creators due to the growth in bookings over the same period.
Developer exchange fees increased $123.2 million, or 24%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is primarily driven by an increase in amounts earned by developers and creators due to the growth in bookings over the same period.
Infrastructure and trust & safety

	Three Months Ended September 30,		2024 to 2023	Nine Months Ended September 30,		2024 to 2023
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Infrastructure and trust & safety	$244,598	$218,968	12%	$692,596	$655,051	6%
Infrastructure and trust & safety expenses increased $25.6 million, or 12%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase is primarily driven by $17.9 million of accelerated depreciation expense related to certain software licenses as the Company re-assessed the estimated useful life of these licenses in the third quarter of 2024. The increase was further supplemented by an increase of $12.7 million related to data center and technical infrastructure expenses (including depreciation and amortization) and hosting costs associated with providing the Platform to our users, as well as an increase of $5.4 million in personnel costs, which includes an increase of $4.6 million in stock-based compensation expense. The overall increase was offset by a decrease of $7.8 million in moderation and customer support related costs primarily due to internal efficiency gains and automation from AI-driven tools.
Infrastructure and trust & safety expenses increased $37.5 million, or 6%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is primarily due to an increase of $31.2 million related to data center and technical infrastructure expenses (including depreciation and amortization) associated with providing the Platform to our users. The increase was further supplemented by an increase of $28.7 million in personnel costs, which includes an increase of $18.6 million in stock-based compensation expense, and $17.9 million of accelerated depreciation expense related to certain software licenses as the Company re-assessed the estimated useful life of these licenses in the third quarter of 2024. The overall increase was offset by a decrease of $18.1 million in hosting costs as a result of savings realized from the renegotiation of a contract with a third party cloud service provider in the third quarter of 2023 and $17.7 million in moderation and customer support related costs primarily due to internal efficiency gains and automation from AI-driven tools.
Research and development

	Three Months Ended September 30,		2024 to 2023	Nine Months Ended September 30,		2024 to 2023
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Research and development	$365,424	$321,613	14%	$1,089,173	$912,469	19%
Research and development expenses increased $43.8 million, or 14%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase is primarily due to an increase of $41.9 million in personnel costs, which includes an increase of $33.4 million in stock-based compensation expense, primarily due to growth in headcount supporting our engineering, design, and product teams.

Research and development expenses increased $176.7 million, or 19%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is primarily due to an increase of $145.9 million in personnel costs, which includes an increase of $110.2 million in stock-based compensation expense, primarily due to growth in headcount supporting our engineering, design, and product teams. The increase was further supplemented by an increase of $21.7 million in facilities-related costs, primarily driven by higher rent expense associated with our office leases.
General and administrative

	Three Months Ended September 30,		2024 to 2023	Nine Months Ended September 30,		2024 to 2023
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
General and administrative	$98,733	$97,508	1%	$302,184	$291,279	4%
General and administrative expenses increased $1.2 million, or 1%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase is primarily due to an increase of $1.1 million in indirect and payroll related taxes and $1.0 million in facilities-related costs, offset by a $1.4 million decrease in business travel and related expenses.
General and administrative expenses increased $10.9 million, or 4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is primarily due to an increase of $8.5 million in professional services, $6.6 million of indirect and payroll related taxes, of which $3.3 million relates to a newly enacted digital services tax in Canada, $3.4 million in facilities-related costs, and $2.9 million of withholding-related taxes. The increase was offset by an impairment charge of $7.0 million related to the operating lease right-of-use asset and related leasehold improvements of a portion of our San Mateo headquarters for which a sub-lease agreement was executed during the first quarter of 2023, as well as a decrease of $4.4 million in contractor costs.
Sales and marketing

	Three Months Ended September 30,		2024 to 2023	Nine Months Ended September 30,		2024 to 2023
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$52,592	$40,874	29%	$124,416	$97,957	27%
Sales and marketing expenses increased $11.7 million, or 29%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase is primarily due to an increase of $4.8 million in advertising and promotional expenses and $5.0 million in personnel costs, which includes an increase of $3.0 million in stock-based compensation expense, primarily due to continued growth in headcount to support our sales and marketing teams.
Sales and marketing expenses increased $26.5 million, or 27%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is primarily due to an increase of $12.8 million in personnel costs, which includes an increase of $6.4 million in stock-based compensation expense, primarily due to continued growth in headcount to support our sales and marketing teams, and an increase of $9.9 million in advertising and promotional expenses.

Interest income, interest expense, other income/(expense), net, and provision for/(benefit from) income taxes

	Three Months Ended September 30,		2024 to 2023	Nine Months Ended September 30,		2024 to 2023
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)			(dollars in thousands)
Interest income	$46,718	$36,442	28%	$133,271	$102,288	30%
Interest expense	$(10,286)	$(10,268)	0%	$(30,853)	$(30,409)	1%
Other income/(expense), net	$2,352	$(4,262)	NM	$(1,309)	$(1,425)	(8)%
Provision for/(benefit from) income taxes	$303	$682	(56)%	$1,466	$177	NM
Interest income increased by $10.3 million, or 28%, for the three months ended September 30, 2024 compared to three months ended September 30, 2023, primarily due to higher average investments in debt securities. Interest income increased by $31.0 million, or 30%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to higher average investments in debt securities and higher interest rates.
Other income/(expense), net income changed by $6.6 million for the three months ended September 30, 2024 compared to three months ended September 30, 2023, primarily driven by an increase in foreign currency exchange gains. Other income/(expense), net was relatively flat (in terms of amount) for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Interest expense and provision for/(benefit from) income taxes, net were all relatively flat (in terms of amount) for the three and nine months ended September 30, 2024 compared to the same periods of the prior year.
Liquidity and Capital Resources
As of September 30, 2024 and December 31, 2023, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments of $3.9 billion and $3.2 billion, respectively, which were primarily held for working capital purposes, capital expenditures, and acquisitions. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
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

The following table presents the calculation of Covenant Adjusted EBITDA in accordance with the terms of the Indenture, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Calculation of Covenant Adjusted EBITDA:
Consolidated net loss	$(240,447)	$(278,808)	$(719,562)	$(833,597)
Add (deduct):
Interest income	(46,718)	(36,442)	(133,271)	(102,288)
Interest expense	10,286	10,268	30,853	30,409
Other (income)/expense, net	(2,352)	4,262	1,309	1,425
Provision for/(benefit from) income taxes	303	682	1,466	177
Depreciation and amortization expense(1)	68,613	53,600	175,126	153,611
Stock-based compensation expense	265,165	220,022	757,558	617,288
RTO severance charge(2)	108	—	1,101	—
Other non-cash charges(3)	—	—	—	6,988
Change in deferred revenue	216,325	130,957	410,657	360,112
Change in deferred cost of revenue	(47,917)	(23,477)	(99,662)	(62,074)
Covenant Adjusted EBITDA	$223,366	$81,064	$425,575	$172,051
(1)Includes a one-time charge of $17.9 million related to the re-assessment of the estimated useful life of certain software licenses, resulting in the acceleration of their remaining depreciation within infrastructure and trust & safety expenses.
(2)Relates to cash severance costs associated with the Company’s return-to-office (“RTO”) plan announced in October 2023, which required a subset of the Company’s remote employees to begin working from the San Mateo headquarters for three days a week, beginning in the summer of 2024.
(3)Includes impairment expense related to certain operating lease right-of-use assets and related property and equipment.
As of September 30, 2024, contractual obligations related to the 2030 Notes are remaining payments of $19.4 million in 2024 and $38.8 million each year from 2025 through 2029 and $1,019.4 million due in 2030. These amounts represent principal and interest cash payments over the term of the 2030 Notes based on the stated maturity date. Any future redemption of the 2030 Notes could impact the amount or timing of our cash payments. For more information regarding the 2030 Notes, see Note 9, “Debt” to the notes to condensed consolidated financial statements.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash and cash equivalents provided by operating activities	$637,825	$314,875
Net cash and cash equivalents used in investing activities	$(767,560)	$(2,773,964)
Net cash and cash equivalents provided by financing activities	$52,746	$61,266
Operating activities
Our largest source of operating cash is cash collection from sales of Robux and monthly subscriptions. Our primary uses of net cash and cash equivalents from operating activities are for payment processing fees, personnel-related expenses, data center and infrastructure-related operations, developer exchange fees, and other operating expenses.
During the nine months ended September 30, 2024, net cash and cash equivalents provided by operating activities was $637.8 million, which consisted of consolidated net loss of $719.6 million, adjusted by non-cash charges of $964.2 million and net cash inflows from the change in net operating assets and liabilities of $393.2 million. The non-cash charges were primarily comprised of stock-based compensation expense of $757.6 million and depreciation and amortization expense of $175.1 million. The net cash and cash equivalents inflow from the change in our net operating assets and liabilities was primarily due to a $409.8 million increase in deferred revenue, primarily due to bookings generated in the current period, and a $119.5 million decrease in accounts receivable, primarily driven by collection of outstanding accounts receivable and partially offset by an increase in accounts receivable from bookings generated in the current period. The overall increase was offset by a $99.5 million increase in deferred cost of revenue, primarily due to payment processing fees incurred in the current period, and a $54.6 million decrease due to payment of operating lease liabilities.
Investing activities
During the nine months ended September 30, 2024, net cash and cash equivalents used in investing activities was $767.6 million, primarily consisting of $647.6 million of investment purchases – net of sales and maturities, and capital expenditures of $117.2 million.
Financing activities
During the nine months ended September 30, 2024, net cash and cash equivalents provided by financing activities was $52.7 million, primarily consisting of $57.2 million from the exercise of stock options and purchase of shares under our employee stock purchase plan, offset by $4.5 million of post-acquisition purchase consideration payments related to the satisfaction of certain post-acquisition conditions related to our third quarter 2023 acquisition of Speechly, Inc.
Off-Balance Sheet Arrangements
The Company has letters of credit in connection with its office facilities in San Mateo, California and data center facilities in Ashburn, Virginia and Chicago, Illinois which are not reflected in the Company’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. There have been no material changes to the Company’s letters of credit during the nine months ended September 30, 2024. We did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Contractual Obligations and Commitments
Contractual commitments include obligations under operating leases for office facilities and data center operations. There have been no material changes to the nature of our operating lease commitments since December 31, 2023, except for (i) the early termination of a data center lease in the third quarter of 2024 and (ii) lease commitments primarily related to office facilities and space for data center operations in the ordinary course of business. Refer to Note 4, “Leases” in the notes to condensed consolidated financial statements for more information on the Company’s lease obligations.
Other purchase obligations primarily consist of non-cancellable obligations with our data center hosting providers and software vendors. There have been no material changes in the Company’s purchase obligations since December 31, 2023, other than for non-cancellable obligations primarily related to data center hosting providers and software vendors in the ordinary course of business. Refer to Note 10, “Commitments and Contingencies” in the notes to condensed consolidated financial statements for additional information regarding our contractual commitments.
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

Interest Rate Risk
As of September 30, 2024, our cash equivalents, short-term investments, and long-term investments primarily consist of debt securities, including corporate debt securities, commercial paper, money market funds, U.S. Treasury securities, and U.S. agency securities. Our debt securities are subject to market risk due to changes in prevailing interest rates that may cause their fair values to fluctuate in the future. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our debt securities of approximately $30.3 million as of September 30, 2024. Such losses would only be realized if we sold the investments prior to maturity.
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
Foreign Currency Exchange and Inflation Risk
During the nine months ended September 30, 2024, there were no significant changes to our quantitative and qualitative disclosures about foreign currency exchange risk or inflation risk. For more information, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” set forth in the Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 21, 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•The success of our business model is contingent upon our ability to provide a safe online environment for our users, many of whom are children, to experience and if we are not able to provide a such an environment, our business will suffer dramatically.
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
We have incurred net losses since our inception, and we expect to continue to incur net losses in the foreseeable future. We incurred net losses attributable to common stockholders of $1,151.9 million, $924.4 million and $491.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of September 30, 2024, we had an accumulated deficit of $3,776.1 million. We also expect our operating expenses to continue to increase, and if our growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We expect our costs and investments to continue to increase in future periods as we intend to continue to make investments to grow our business, including an expected increase in infrastructure, stock-based compensation expenses, and acquisitions. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. In addition to the expected costs to grow our business, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Compliance with these rules and regulations continues to increase our legal and financial compliance costs and demand on our systems, and requires significant attention from our senior management that could divert their attention away from the day-to-day management of our business. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
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
Accordingly, our quarterly results of operations have fluctuated in the past and will fluctuate in the future, both based on the seasonality of our business as well as external factors impacting the global economy, our industry and our company. Our results of operations and financial condition in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including, but not limited to our ability to maintain and grow our user base, user engagement, developer base and developer engagement; the level of demand for our Platform; the ability of our developers to monetize their experiences; increased competition; our pricing model; the maturation of our business; our ability to introduce new revenue streams such as advertising; legislative or regulatory changes; macroeconomic conditions, such as high inflation, recessionary or uncertain environments, and fluctuating foreign currency exchange rates; our ability to maintain operating margins, cash used in operating activities, and free cash flow; system failures or actual or perceived breaches or other incidents relating to privacy or cybersecurity; adverse litigation judgments, settlements, or other litigation and dispute-related costs; adverse media coverage or unfavorable publicity; the effectiveness of our internal control over financial metric reporting; the amount and timing of our stock-based compensation expenses; changes in our effective tax rate; and changes in accounting standards, policies, guidance, interpretations, or principles. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments.

We experienced rapid growth in prior periods, and our prior growth rates may not be indicative of our future growth or the growth of our market.
We experienced rapid growth in prior periods relative to our quarterly forecast and historic trends, which may not be indicative of our financial and operating results in future periods. Activity levels in prior periods are not sustainable, and our growth rates have moderated in most markets. The long-term impact to our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict. For example, our bookings increased 171% from the year ended December 31, 2019 to the year ended December 31, 2020, while our bookings increased 23% from the year ended December 31, 2022 to the year ended December 31, 2023. Our revenue, bookings, and user base growth rates have slowed and may continue to slow, and we may not experience any growth in bookings or our user base during periods where we are comparing against historical periods. We believe our overall market acceptance, revenue growth, and increases in bookings depend on a number of factors, some of which are not within our control. There can be no assurance that users will not reduce their usage or engagement with our Platform or reduce their discretionary spending on our Platform, which would adversely impact our revenue and financial condition. If we are unable to continue to maintain the attractiveness of our Platform to developers, creators, and users, they may no longer seek new experiences in our Platform, which would result in decreased market acceptance, fewer bookings, and lower revenue and could harm our operations.
We depend on effectively operating with third-party mobile operating systems, hardware, and networks that may make changes affecting our operating costs, as well as our ability to maintain our Platform which would hurt our ability to operate our business.
For the three months ended September 30, 2024, 30% of our revenue was attributable to Robux sales through the Apple App Store and 16% of our revenue was attributable to Robux sales through the Google Play Store. Because of the significant use of our Platform on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware. We are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various software application stores that make our application and experiences available to our developers, creators, and users. These policies and terms of service govern the availability, promotion, distribution, content, and operation of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our Platform and those changes may be unfavorable to us and our developers’, creators’, and users’ use of our Platform. If an operating system provider or application store limits or discontinues access to, or changes the terms governing, its operating system or store for any reason, it could adversely affect our business, financial condition, or results of operations.
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

We rely on third-party distribution channels and third-party payment processors to facilitate purchases by our Platform users. If we are unable to maintain a good relationship with such providers, if their terms and conditions change, or fail to process or ensure the safety of users’ payments, our business will suffer.
Purchases of Robux and other products (e.g., prepaid gift cards) or services on our Platform are facilitated through third-party online distribution channels and third-party payment processors. We utilize these distribution channels, such as Amazon, Apple, Blackhawk, ePay, Google, Incomm, PayPal, Vantiv, Stripe, and Xsolla, to receive cash proceeds from purchases on our Platform. For our experiences accessed through mobile platforms such as the Apple App Store and the Google Play Store, we are required to share a portion of the proceeds from in-game sales with the platform providers. For operations through the Apple App Store and Google Play Store, we are obligated to pay up to 30% of any money paid by users on our Platform to Apple and Google and this amount could increase. These costs are expected to remain a significant operating expense for the foreseeable future. If the amount these platform providers charge increases, it could have a material impact on our ability to pay developers and our results of operations. Each provider of an operating system or application store may also change its fee structure or add fees associated with access to and use of its operating system, which could have an adverse impact on our business. There has been litigation, as well as governmental inquiries over application store fees, and Apple or Google could modify their platform in response to such litigation and inquiries in a manner that may harm us. Any scheduled or unscheduled interruption in the ability of our users to transact with these distribution channels could adversely affect our payment collection and, in turn, our revenue and bookings.
Additionally, we do not directly process purchases made on our Platform or the exchange of earned Robux for real-world currency through our Developer Exchange Program. Information on those purchases or exchanges (e.g., debit and credit card numbers and expiration dates, personal information, and billing addresses) is disclosed to the third-party online platform and service providers facilitating purchases or exchanges of Robux for real-world currency by users (such as Vantiv, Stripe, Xsolla, and Tipalti). We do not have control over the security measures of those providers, and their security measures may not be adequate. We could be exposed to litigation and possible liability if our users’ (including our developers’) transaction information involving their purchases or exchanges for real-world currency are compromised, which could harm our reputation and our ability to attract users and may materially adversely affect our business.
We also rely on the stability of such distribution channels and their payment transmissions, and third-party payment processors, to ensure the continued payment services provided to our users. If any of these providers fail to process or ensure the security of users’ payments for any reason, our reputation may be damaged and we may lose our paying users and developers interested in our Developer Exchange Program, developers may be discouraged from creating on our Platform, and users may be discouraged from making purchases on our Platform in the future, which, in turn, would materially and adversely affect our business, financial condition, and prospects.
In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative consumer perceptions of our Platform services. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines, our card approval rate may be impacted and we may be subject to additional card authentication requirements. The termination of our ability to process payments on any major payment method would significantly impair our ability to operate our business.

Our estimates or judgments relating to our critical accounting policies could cause our results of operations to fall below expectations, and changes in our business may not be immediately reflected in our operating results.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. For example, the majority of the virtual items available on our Platform are durable virtual items, which, when acquired, are recognized ratably over the estimated period of time the virtual items are available to the user (estimated to be the average lifetime of a paying user). Every quarter, we complete an assessment of our estimated average lifetime of a paying user, which is used for revenue recognition of durable virtual items and calculated based on historical monthly retention data for each paying user cohort to project future participation on our Platform. We calculate the average historical monthly retention data by determining the weighted average of monthly paying users that have spent time on our Platform. In 2021, our estimated average lifetime of a paying user was 23 months. In the first quarter of 2022, we updated our estimated average lifetime of a paying user from 23 months to 25 months and in the third quarter of 2022 we increased the estimated average lifetime of a paying user from 25 months to 28 months. The estimated average lifetime of a paying user remained at 28 months through the first quarter of 2024. At the onset of the second quarter of 2024, the estimated average lifetime of a paying user decreased to 27 months. Based on the carrying amount of deferred revenue and deferred cost of revenue as of March 31, 2024, the change resulted in an increase in revenue and cost of revenue during the three months ended September 30, 2024 by $26.4 million and $5.4 million, respectively, and during the nine months ended September 30, 2024 by $85.3 million and $17.8 million, respectively. It is estimated that this change will increase our fiscal year 2024 revenue and cost of revenue by $98.0 million and $20.4 million, respectively. Much of the revenue we report in each quarter is the result of purchases of Robux during previous periods. Consequently, a decline in purchases of Robux in any one quarter will not be fully reflected in our revenue and operating results for that quarter. Any such decline, however, will negatively impact our revenue and operating results in future quarters. Accordingly, the effect of significant near-term downturns in purchases of Robux for a variety of reasons may not be fully reflected in our results of operations until future periods.
We are subject to state, federal, and international regulations and any changes in such regulations could harm or prevent our ability to operate our Platform in those jurisdictions.
The widespread availability of user-generated content is a relatively newer development, and the regulatory framework is new and evolving. We have observed an increased focus on enacting legislation intended to protect minors online and users’ personally identifiable information, among others. These laws occur at the state, federal and international levels. We must comply with existing and new regulations to operate our business in these jurisdictions and our failure to do so could lead to fines or suspension of our Platform until we are in compliance with these laws. Uncertainty over changes in laws and regulations could adversely affect our ability to operate across demographics and geographies or our developer’s ability to monetize their experiences in some geographies. For example, the State of Texas enacted new restrictions on purchasing by minors, including requiring verified parental consent for minors to purchase digital items, including on our Platform. These additional restrictions will likely have an adverse impact on our revenue and bookings in the near term. While any potential reduction in our revenue and bookings from the new regulations in Texas are not expected to be material, additional restrictions on our ability to offer our Platform or users the ability to engage with others on our Platform in other jurisdictions may have a significant adverse impact on our revenue and bookings that we derive from those jurisdictions, which could materially adversely affect our operating results and our business.
We are also subject to content moderation obligations, notice and transparency obligations, advertising restrictions and other requirements on digital platforms to protect consumers and their rights online, and existing and new regulations and policies with respect to privacy, biometrics, data protection, cybersecurity, gambling, loot boxes, intellectual property, consumer protection, ratings, and taxes in addition to protection of minors. Additionally, the U.S. Federal Trade Commission (“FTC”) regulates and restricts deceptive or unfair commercial activities, including with relation to targeted advertising. We are subject to regulations with respect to advertising, in particular, advertising to minors, and advertising regulations could differ based on the jurisdiction of our users. We may not be able to implement an advertising model that is compliant with regulations in all jurisdictions in which we operate. These requirements, among others, may increase our moderation and compliance related costs and expenses, reduce the overall use or demand of our Platform, result in modifications or disablement of certain features or changes to the default settings of our Platform, or result in significant injunctive and monetary remedies for violations.
Moreover, changes to these laws, regulations, standards, or obligations have required us to, and could in the future require us to change our business model for specific jurisdictions or subsets of our users, take on more onerous obligations, including, but not limited to, applying for government-issued licenses to operate, establishing a local presence in certain jurisdictions, or developing localized product offerings, and impact the functionality of our Platform. The costs of compliance with, and other burdens imposed by, these laws, regulations, standards, and obligations, could be prohibitively expensive. Furthermore, any inability to adequately address these burdens, would harm our ability to operate our Platform, limit the attractiveness of our Platform, or reduce overall demand for our Platform, which would harm our business, financial condition, and results of operations.

The success of our business model is contingent upon maintaining a strong reputation and brand, including our ability to provide a safe online environment for our users, many of whom are children, to experience.
Our Platform hosts a number of experiences intended for audiences of varying ages, a significant percentage of which are designed to be experienced by children. As a user-generated content platform, it is relatively easy for developers, creators, and users to upload content that can be viewed broadly. Although illicit activities are in violation of our terms and policies, and we attempt to block objectionable material, we are unable to prevent all such violations from occurring. We continue to make significant efforts to provide a safe, civil and enjoyable experience for users of all ages. We invest significant technical and human resources to prevent inappropriate content on our Platform by using a range of tools and policies, including several aimed at reviewing all images, audio, video, and 3D models at the time of upload in order to block inappropriate content before users have a chance to encounter it on our Platform. Notwithstanding our efforts, from time to time, inappropriate content is successfully uploaded onto our Platform and can be viewed by others prior to being identified and removed by us. Moreover, measures intended to make our Platform more attractive to an older, age verified audience, such as less highly moderated or unmoderated chat and the introduction of experiences with mature content, and new methods of communication could fail to gain sufficient market acceptance by its intended audience and may create the perception that our Platform is not safe for younger users. In addition, the introduction of experiences for users who are 17 years of age and older may create the perception that our Platform is not safe for younger users and may cause some operating system providers, application stores, or regulatory agencies to require a higher age rating for our Platform, which could cause us to become less available to younger users and harm our business, financial condition, and results of operations. Further, children may attempt to evade our age verification system, which could lead them to be exposed to inappropriate content or behavior by participating in experiences that are not age-appropriate or that feature spatial voice chat. While we have introduced experience guidelines that allow developers to label more mature content in their experiences, and are updating our parental controls, users have been from time to time, notwithstanding our efforts, and may continue to be exposed to content that may not be age-appropriate. In addition, as more of our brand partners, developers, and creators offer physical products for sale through our Platform, younger users may be able to purchase products that may not be age-appropriate. Unintentional access to content or physical products could cause harm to our audience and to our reputation of providing a safe environment for younger users. If we are unable to limit, or are perceived as not being able to sufficiently limit, all or substantially all age-inappropriate content and physical products to only users who have been verified as being the appropriate age for such content or goods, then parents and children could lose their trust in the safety of our Platform, which would harm our overall acceptance by these audiences and would likely result in significantly reduced revenue, bookings, profitability, and ultimately, our ability to continue to successfully operate our Platform.
In addition to limiting content to age-appropriate audiences and blocking other inappropriate content, we have statutory obligations under U.S. federal law to block or remove child pornography and report offenses to the National Center for Missing and Exploited Children. While we have dedicated technology and trained human moderator staff that can detect and remove sexual content involving children, there have been instances where such content has been uploaded, and any unforeseen future non-compliance by us or allegations of non-compliance by us with respect to U.S. federal laws on child pornography or the sexual exploitation of children could significantly harm our reputation, create criminal liability, and could be costly and time consuming to address or defend. We may also be subject to additional criminal liability related to child pornography or child sexual exploitation under other domestic and international laws and regulations.

We believe that maintaining, protecting, and enhancing our reputation and brand is critical to grow the number of developers, creators, and users on our Platform, especially given the safe and civil atmosphere that we strive to achieve for our users, many of whom are children. Maintaining, protecting, and enhancing our brand will depend largely on our ability to continue to provide reliable high-quality, engaging, and shared experiences on our Platform. If users, developers, or creators do not perceive our Platform to be reliable or of high quality, the value of our brand could diminish, thereby decreasing the attractiveness of our Platform. Further, we have faced and are currently defending allegations that our Platform has been used by criminal offenders to identify and communicate with children and to possibly entice them to interact off-Platform, outside of the restrictions of our moderated chat, content blockers, and other on-Platform safety measures. While we devote considerable resources to prevent this from occurring, we are unable to prevent all such interactions from taking place. We have also received and expect to continue to receive a high degree of media coverage, alleging the use of our Platform for illicit or objectionable ends. For example, we have experienced negative media publicity from traditional media sources and self-described short seller investors, related to the age of some of our developers, the content that developers produce, our operating metrics and disclosures, the strength of our moderation practices, and the conduct of users on our Platform that may be deemed illicit, explicit, profane, or otherwise objectionable. Additional unfavorable publicity has covered our privacy, cybersecurity or data protection practices, terms of service, product changes, product quality, litigation or regulatory activity, our use of generative AI, the actions of our users, and the actions of our developers or creators whose products are integrated with our Platform. Our reputation and brand could also be negatively affected by the actions of developers, contractors and users that are hostile, inappropriate, or illegal, whether on or off our Platform. Actual or perceived incidents or misuses of user data or other privacy or security incidents, the substance or enforcement of our community standards, the quality, integrity, characterization and age-appropriateness of content shared on our Platform, or the actions of other companies that provide similar services to ours, have and could adversely affect our reputation and lead to scrutiny and inquiries from governments and regulators. Any criminal incidents or allegations involving Roblox, whether or not we are directly responsible, could adversely affect our reputation as a safe place for children and hurt our business. Any negative publicity could create the perception that we do not provide a safe online environment and may have an adverse effect on the size, engagement, and loyalty of our developer, creator, and user community, which would adversely affect our business and financial results. Maintaining, protecting, and enhancing our reputation and brand may require us to make substantial investments, and these investments may not be successful.
If we fail to retain users or add new users, or if our users decrease their level of engagement with our Platform, revenue, bookings, and operating results will be harmed.
We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Our DAU growth rate has fluctuated in the past and may slow in the future due to various factors including: the introduction of new or updated experiences or virtual items on our Platform, performance issues with our Platform, the availability of our Platform across markets and user demographics, which may be impacted by regulatory or legal requirements, including the use of verified parental consent, changes to the default settings on our Platform overall or for specific user groups, higher market penetration rates and competition from a variety of entertainment sources for our users and their time. In addition, our strategy seeks to expand the age groups and geographic markets that make up our users. If and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in DAUs will need to come from other age or geographic cohorts, which may be difficult, costly or time consuming for us to achieve. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, or we fail to effectively monetize new or existing users, our financial performance could be significantly harmed.
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
Our Platform relies on our developers and creators to create experiences and virtual items on our Platform for our users, and we believe the interactions between and within the developer, creator, and user communities on our Platform create a thriving and organic ecosystem, and this network effect drives our growth. To facilitate and incentivize the creation of experiences and virtual items by developers, our Platform offers developers an opportunity to earn Robux, a virtual currency on our Platform, which, as described in our terms of use, is a license to engage in experiences and/or obtain virtual items. When virtual items are acquired on our Platform, the originating developer or creator earns a portion of the Robux paid for the item. Developers are able to exchange their accumulated earned Robux for real-world currency under certain conditions outlined in our Developer Exchange Program. In addition, we recently announced that we expect to launch paid access experiences where developers can offer access to their experiences to users for a set price in fiat currency and in exchange earn a higher revenue share of these user purchases. While we have millions of developers and creators on our Platform, 48% of engagement hours in experience were spent in the top 50 experiences in the month ending December 31, 2023 and only 526 experiences had engagement hours of 10 million or more in 2023. We continuously review and revise our Platform policies to enhance regulatory compliance and the trust and safety of our Platform. Changes to our Platform policies may reduce the ability of developers to monetize their experience. The loss of any of our top developers could have a material impact on our business, financial condition, and operations. If we fail to provide a sufficient return to developers, they may elect to develop user-generated content on other platforms, which would result in a loss of revenue.
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
We have experienced outages from time to time since our inception when the Platform is unavailable for all or some of our users, developers, and creators, including in October 2024, May 2022, October 2021, and at other times during our history. In addition, there may be times when access to our Platform for users, developers, and creators may be temporarily unavailable or limited. This could be due to proactive actions we take while we provide critical updates or as an unexpected outcome of routine maintenance, which most recently occurred in July 2023. Outages can be caused by a number of factors, including a move to a new technology, the demand on our Platform exceeding the capabilities of our technological infrastructure, delays or failures resulting from natural disasters, manmade disasters, or other catastrophic events, the migration of data among data centers and to third-party hosted environments, a cyber event or act of terrorism, and issues relating to our reliance on third-party software, third-party application stores, and third parties that host our Platform in areas where we do not operate our own data centers. The unavailability of our Platform, particularly if outages should become more frequent or longer in duration, could cause our users to seek other entertainment options, including those provided by our competitors, which may adversely affect our financial results. If we or our partners or third party service providers experience outages and our Platform is unavailable or if our developers, creators, and users are unable to access our Platform within a reasonable amount of time or at all, as a result of any such events, our reputation and brand may be harmed, developer, creator and user engagement with our Platform may be reduced, and our revenue, bookings and profitability could be, and has been in the past, negatively impacted. We may also experience a negative impact to our financial results as a result of decreased usage on our Platform or decrease of payouts to developers and creators. We may not have full redundancy for all of our systems at all times and our disaster recovery planning may not be sufficient to mitigate the risks posed by unanticipated technological exploitation used by threat actors and to address all aspects of any unanticipated consequence or incident or allow us to maintain business continuity at profitable levels or at all. Further, in the event of damage or service interruption, our business interruption insurance policies will not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenues, subject us to liability, or otherwise harm our business, financial condition, or results of operations.
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
Customer support personnel and technologies are critical to resolve issues and to allow developers, creators, and users to realize the full benefits that our Platform provides and provide an excellent customer experience. High-quality support is important for the retention of our existing developers, creators, and users and to encourage the expansion of their use of our Platform. We rely on third party service providers to assist in our customer support. Our third party providers, employees, developers or users have been and may in the future be a source of exploitation for bad actors to attempt to compromise our systems and information. If a threat actor is successful in using one or more of our third party service providers, employees, developers, or users to compromise our systems or personal information of our users, it could impact our business and results of operation as well as our reputation.

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
Our Platform and services operate in conjunction with, and we are dependent upon, third-party products, services, and components. Our ability to monitor our third-party service providers’ cybersecurity is limited, and in any event, attackers may be able to circumvent our third-party service providers’ cybersecurity measures. There have been and may continue to be significant attacks on certain of our third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our Platform and service. If there is a security vulnerability, error, or other bug in one of these third-party products, services, or components and if there is a security exploit targeting them or even simply the allegation of a vulnerability or security exploit targeting one of these third-party products, services or components, we could face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position. We and our service providers may be unable to anticipate these techniques, react, remediate, or otherwise address any security vulnerability, breach, or other incident in a timely manner, or implement adequate preventative measures.

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
We operate our Platform throughout the world and are subject to risks and challenges associated with international business. For the three months ended September 30, 2024, approximately 78% of our DAUs and 36% of our revenue was derived from outside the U.S. and Canada region. We intend to continue to expand internationally, and this expansion is a critical element of our future business strategy. However, as we continue to expand internationally, including into developing countries where consumer discretionary spending is relatively weak, while our DAUs increase, the growth rate of our bookings could decelerate due to weaker spending by users from those regions, and our ABPDAU has been and may continue to be negatively impacted. While we have a number of developers, creators, and users outside of the U.S., we have limited offices located outside of the U.S. and Canada, and there is no guarantee that our international expansion efforts will be successful. The risks and challenges associated with expanding our international presence and operations include:
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
•compliance with multiple, ambiguous, or evolving laws and regulations, including those relating to employment, tax, content regulation, privacy, data protection, anti-corruption, import/export, customs, anti-boycott, sanctions and embargoes, antitrust, data transfer, storage and security, content monitoring, preclusion, and removal, online entertainment offerings, advertising and consumer protection in general, and industry-specific laws and regulations, particularly as these rules apply to interactions with users under the age of 18;

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
•uncertainty regarding the imposition of and changes in the U.S.’ and other governments’ trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, including, without limitation, the evolving relations between the U.S. and China, evolving relations with Russia due to Russia’s invasion of Ukraine, and the conflict in the Middle East stemming from Hamas’ attack against Israel; and
•natural disasters, acts of war, and terrorism, and resulting changes to laws and regulations, including changes oriented to protecting local businesses.
These and other factors could harm our ability to generate revenue and bookings outside of the U.S. and, consequently, adversely affect our business, financial condition and results of operations. We may not be able to expand our business and attract users in international markets and doing so will require considerable management attention and resources. International expansion is subject to the particular challenges of supporting a business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. We may not be able to offer our Platform in certain countries, and expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face. For example, in August 2024 we learned that our platform was blocked in Turkey and we are working with the local authorities with the goal of resolving it.
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
We regularly review metrics, including our DAUs, Hours Engaged, unique payers, user demographics, and ABPDAU to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. Our metrics are based on estimates and may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or underlying assumptions. If our metrics, which are based on estimates, are inaccurate, then investors will have less confidence in our company and our prospects, which could cause the market price of our Class A common stock to decline, and our reputation and brand could be harmed.
These metrics are based on what we believe to be reasonable estimates and underlying assumptions for the applicable period of measurement, but there are inherent challenges in measuring how our Platform is used. As a result, the metrics may misstate the number of DAUs, monthly unique payers, average monthly repurchase rate, hours engaged, ABPDAU, and average bookings per monthly unique payer. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we are continually seeking to improve our metrics, which are based on estimates, and such metrics may change due to improvements or changes in our methodology or underlying assumptions. We regularly review our processes and assumptions for calculating these metrics, and from time to time we discover inaccuracies in our metrics or make adjustments to improve their accuracy, which can result in our use of updated metrics in a current period and corresponding adjustments to our historical metrics. Our ability to recalculate our historical metrics to reflect any change in methodology of a metric in a current period may be impacted by data limitations, limitations in functionality of and user behaviors on different platforms, or other factors that require us to apply different methodologies for such adjustments over current and historic periods.
Additionally, there are users who have multiple accounts, fake user accounts, or fraudulent accounts created by bots to inflate user activity for a particular developer or creator on our Platform, thus making the developer’s or creator’s experience or other content appear more popular than it really is. Detecting and taking action with respect to such issues requires considerable judgment and is technically challenging. We strive to detect and minimize fraud, the use of bots, and unauthorized use of our Platform, and while these practices are prohibited in our terms of service and we implement measures to detect and suppress that behavior, when we are unsuccessful, our operating results may be negatively affected. Some of our demographic data is also incomplete or inaccurate. For example, because users self-report their dates of birth, our age demographic data may differ from our users’ actual ages. If our users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate.
Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users or hours engaged were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. If our investors or developers do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. Our estimates also may change as our methodologies and Platform evolve, including through the application of new data sets, the introduction of new metrics or technologies, or as our Platform changes with new features and enhancements. Such changes could lead to investor confusion or the perception that our estimates, methodologies and underlying assumptions are unreliable, which could also cause our developers, creators, and brand and other partners to be less willing to allocate their budgets or resources to our Platform, which could seriously harm our business.

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
Robux and digital goods on our Platform have no monetary value outside of our Platform, but users have made and may in the future make unauthorized, fraudulent, or illegal sales and/or purchases of Robux, other digital goods and Roblox accounts on or off of our Platform, including through unauthorized third-party websites in exchange for real-world currency. For example, some users have made fraudulent use of credit cards owned by others on our Platform to purchase Robux and offer the purchased Robux for sale at a discount on a third-party website. For the three months ended September 30, 2024, total chargebacks to us from all fraud was approximately 3.9% of bookings.
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
In addition, unauthorized, fraudulent, and/or illegal purchases and/or sales of Robux, Roblox accounts, or other digital goods on or off of our Platform, including through third-party websites, bots, fake accounts, or “cheating” or malicious programs that enable users to exploit vulnerabilities in the experiences on our Platform or our partners’ websites and platforms, could reduce our revenue and bookings by, among other things, decreasing revenue from authorized and legitimate transactions, increasing chargebacks from unauthorized credit card transactions, causing us to lose revenue and bookings from dissatisfied users who stop engaging with the experiences on our Platform, or could increase costs that we incur to develop technological measures to curtail unauthorized transactions and other malicious programs, or could reduce other operating metrics.
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

We have made and are continuing to make investments in privacy, data protection, user safety, cybersecurity, and content review efforts to combat misuse of our services and user data by third parties, including investigations of individuals we have determined to have attempted to access and, in some cases, have accessed, user data without authorization. Our internal teams also continually monitor and address any unauthorized attempts to access data stored on servers that we own or control or data available to our third-party customer service providers. As a result of these efforts, we have discovered and disclosed, and anticipate that we will continue to discover and disclose, additional incidents of misuse of or unauthorized access of user data or other undesirable activity by third parties. We have taken steps to protect the data that we have access to, but despite these efforts, our security measures, or those of our third-party service providers, could be insufficient or breached as a result of third-party action, malfeasance, employee errors, service provider errors, technological limitations, defects or vulnerabilities in our Platform or otherwise. Additionally, many of our employees and third-party service providers with access to user data currently are and may in the future be working remotely, which may increase our employees’ or our third-party service providers’ risk of security breaches or incidents. Moreover, the risk of state-supported and geopolitical-related cyber-attacks may increase with geopolitical events. We have sometimes failed to discover and in the future may not discover all such incidents or activity or be able to respond to or otherwise address them, promptly, in sufficient respects or at all. Such incidents and activities have in the past, and may in the future, involve the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, theft of in-game currency or virtual items in valid user accounts, and activities that threaten people’s safety on- or offline. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments, whether actual or perceived, may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such developments have and may continue to subject us to future litigation and regulatory inquiries, investigations, and proceedings, including from data protection authorities in countries where we offer services and/or have users, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. For the three months ended September 30, 2024, approximately 78% our DAUs and 36% of our revenue was derived from outside the U.S. and Canada region. While we periodically adjust the price of Robux to account for the relative value of this local currency to the U.S. dollar, these adjustments are not immediate nor do they typically exactly track the underlying currency fluctuations. As a result, rapid appreciation of the U.S. dollar against these foreign currencies has harmed and may in the future harm our reported results and cause the revenue derived from our foreign users and overall revenue to decrease. In addition, even if we do adjust the cost of our Robux in foreign markets to fluctuations in the U.S. dollar, such fluctuations could change the costs of purchasing Robux to our users outside of the U.S., which may adversely affect our business, results of operations and financial condition, or improve our financial performance.
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

Also, new regulations by the U.S. federal government, such as the proposed Kids Online Safety Act, and its agencies, such as the FTC, state agencies or foreign jurisdictions, which have and may continue to vary significantly, have required and could in the future require that certain content in the experiences on our Platform be modified or removed and default settings of our Platform be changed, increase the costs of operating or monitoring the experiences on our Platform, impact user engagement and thus the functionality and effectiveness of our Platform or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied. If we become liable, directly or indirectly, under these laws or regulations, we could be harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our Platform, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition, or results of operations.
Governmental agencies in any of the countries in which we, our users, developers, or creators are located from time to time have sought and continue to seek to and could in the future seek to block access to, impose restrictions on, or require a license for our Platform, our website, operating system platforms, application stores or the internet generally for a number of reasons, including cybersecurity, privacy, data protection, confidentiality, or regulatory concerns which have included and continue to include, among other things, governmental restrictions on certain content in a particular country, requirements to establish a local presence in a particular jurisdiction, and a requirement that user information be stored on servers in a country within which we operate. Moreover, the adoption of any laws or regulations adversely affecting the growth, popularity or use of the internet, including laws impacting Internet neutrality, could decrease the demand for our Platform and increase our operating costs. The legislative and regulatory landscape regarding the regulation of the internet and, in particular, internet neutrality, in the U.S and internationally is subject to uncertainty. Governmental agencies could issue fines or penalties if there are instances where we are found not to have been in compliance with regulations in any of these areas. Users generally need to access the internet, including in geographically diverse areas, and also mobile platforms such as the Apple App Store and the Google Play Store, to engage with experiences on our Platform. If governmental or other entities block, limit or otherwise restrict developers, creators, and users from accessing our Platform, or users from engaging with experiences on our Platform, we may need to take on more onerous obligations, limit the functionality of our Platform, and/or establish certain local entities, each of which could adversely affect our results of operations or subject us to additional fines and penalties.
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
Certain privacy, biometrics, cybersecurity, and data protection laws and regulations have placed and will continue to place significant privacy, data protection, and cybersecurity obligations on organizations such as ours and may require us to continue to change our policies and procedures. For example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) imposes stringent data protection requirements regarding EU personal data, and its provisions include increasing the maximum level of fines that EU regulators may impose for the most serious breaches of noncompliance of €20 million or 4% of annual global revenues of the previous year, whichever is greater. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer harm, (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR, and (iii) the ability of supervisory authorities to impose orders requiring companies to modify their practices. If we are found not to be compliant with GDPR or similar requirements, including obligations to comply with data protection requirements when transferring personal data from the European Economic Area (“EEA”), Switzerland, and the United Kingdom (“U.K.”) to the U.S., we may be subject to significant fines and the risk of civil litigation.
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

In addition, various local, national, and foreign laws and regulations apply to our operations, including the Children’s Online Privacy Protection Act (“COPPA”), in the U.S., Article 8 of the GDPR and similar regulations in other jurisdictions. COPPA imposes strict requirements on operators of websites or online services directed to children under 13 years of age (or 16 years of age under other regulatory regimes). 39% of our DAUs were under the age of 13 during the three months ended September 30, 2024. COPPA requires companies to obtain verifiable parental consent before collecting personal information from children under the age of 13. Both the U.S. federal government and the states can enforce COPPA and violations of COPPA can lead to significant fines. The FTC has proposed substantial changes to its rules implementing COPPA that, if finalized, would place significant new requirements on covered companies. No assurances can be given that our compliance efforts will be sufficient to avoid allegations of COPPA violations, and any non-compliance or allegations of non-compliance could expose us to significant liability, penalties and loss of revenue, significantly harm our reputation, and could be costly and time consuming to address or defend. To the extent we rely on consent for processing personal data under the GDPR, consent or authorization from the holder of parental responsibility is required in certain cases for the processing of personal data of children under the age of 16, and member states may enact laws that lower that age to 13. Additionally, in certain jurisdictions the law may allow minors to disaffirm their contracts, including our Terms of Use. If minors on our Platform are able to avoid enforcement of our Terms of Use under applicable law, it could have a material adverse impact on our business, financial condition, results of operations, and cash flow.
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
Other jurisdictions have adopted laws and regulations addressing privacy, data protection, and cybersecurity, many of which share similarities with the GDPR. For example, Law no. 13.709/2018 of Brazil, the Lei Geral de Proteção de Dados Pessoais or LGPD, entered into effect on September 18, 2020, authorizing a private right of action for violations. Penalties may include fines of up to 2% of the organization’s revenue in Brazil in the previous year or 50M reais (approximately $9.5 million U.S. dollars). The LGPD applies to businesses (both inside and outside Brazil) that process the personal data of users who are located in Brazil. The LGPD provides users with the similar rights as the GDPR regarding their data. A Brazilian Data Protection Authority, Brazilian National Data Protection Authority (Autoridade Nacional de Proteção de Dados) has been established to provide rules and guidance on how to interpret and implement the LGPD’s requirements, including regarding notice of processing, data transfer requirements, and other compliance obligations, such as security measures, recordkeeping, training, and governance. Additionally, the Personal Information Protection Law, (“PIPL”) of the People’s Republic of China (“PRC”), was adopted on August 20, 2021, and went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year. Our approach with respect to regimes such as the LGPD, PIPL, and other foreign legislation may be subject to further evaluation and change, our compliance measures may not be fully adequate and may require modification, we may expend significant time and cost in developing and maintaining a privacy governance program, data transfer or localization mechanisms, or other processes or measures to comply with such regimes, and any implementing regulations or guidance under these regimes, and we may potentially face claims, litigation, investigations, or other proceedings or liability regarding such regimes and may incur liabilities, expenses, costs, and other operational losses under such regimes and any measures we take to comply with them.

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
We believe we take reasonable efforts to comply with all applicable laws, regulations, and other legal obligations and certain industry codes of conduct relating to privacy, cybersecurity, and data protection. However, it is possible that the obligations imposed on us by applicable laws and regulations, industry codes of conduct or other actual or asserted obligations relating to privacy, cybersecurity, data protection, or related matters, may be interpreted and applied in inconsistent manners and may conflict with other rules or our practices in certain jurisdictions. Additionally, due to the nature of our service, we are unable to maintain complete control over cybersecurity or the implementation of measures that reduce the risk of a security breach or incident. For example, our customers may accidentally disclose their passwords or store them on a mobile device that is “SIM swapped,” lost, or stolen, creating the perception that our systems are not secure against third-party access. Any failure or perceived failure by us to comply with our privacy policies, our obligations to users or other third parties relating to privacy, cybersecurity, data protection, or related matters, or our other policies or actual or asserted obligations relating to privacy, cybersecurity, data protection, or related matters, or any actual or perceived compromise of security, including any such compromise that results in the unauthorized loss, unavailability, modification, release, transfer, or other processing of personal information or other user, developer or creator data, may result in governmental investigations and enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others and could cause our developers, creators, and users to lose trust in us, any or all of which could have an adverse effect on our business, financial condition, or results of operations.
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

The increased use of interactive entertainment offerings like ours by consumers, including younger consumers, have prompted and may continue to prompt calls for more stringent consumer protection laws and regulations throughout the world that may impose additional burdens on companies such as ours making virtual currencies like Robux available for sale. The U.S. Consumer Financial Protection Bureau (“CFPB”) has announced that it is monitoring business practices in video gaming marketplaces and gaming currencies for compliance with federal consumer financial protection laws. Increased regulatory scrutiny may increase compliance obligations and require us to devote legal and other resources and make changes to our Platform to address such regulation, which may negatively impact our revenue and profitability. Any inability, or perceived inability, to comply with existing or new compliance obligations issued by the CFPB or any other regulatory authority could lead to regulatory investigations, or result in administrative or enforcement action, such as fines, penalties, and/or enforceable undertakings and adversely affect us and our results of operations.
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
Finally, the Organization for Economic Cooperation and Development has proposed the Pillar One framework as part of the OECD/G20 Base Erosion and Profit Shifting Project, which would revise existing profit allocation and nexus rules to require profit allocation based on location of sales versus physical presence for certain large multinational businesses, but if implemented, could result in the removal of unilateral digital services tax initiatives described above. Any developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our compliance costs, effective tax rate, and our operating results.
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
We have been and may in the future become subject to intellectual property disputes, costs, and awards of damages and/or injunctive relief as a result of these disputes, and we are subject to liability for our intellectual property that we license to third parties. Our success depends, in part, on our ability to develop and commercialize our Platform without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, there is no assurance that our technologies or Platform will not be found to infringe, misappropriate, or otherwise violate the intellectual property rights of third parties. We also have agreements with third parties to manufacture and distribute merchandise based on user content on our Platform, and there is a possibility that such content could be found to be infringing. Lawsuits are time-consuming and expensive to resolve and they divert management’s time and attention. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. Companies in the internet, technology, and gaming industries own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain a higher profile, the possibility of intellectual property rights and other claims against us grows. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them.
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
•sales or expectations with respect to sales of shares of our Class A common stock by holders of our Class A common stock including our directors, officer, and significant holders;
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
•if we do provide disclosure about certain key metrics, financial guidance, or projections, any changes to such reported items due to changes in our methodology or underlying assumptions for those items and with respect to timing or our failure to meet those projections;
•announcements by us or our competitors of new services or Platform features;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•rumors, market speculation, and media reports involving us or other companies in our industry;
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
•other events or factors, including those resulting from war, such as Russia’s invasion of Ukraine and the conflict in the Middle East stemming from Hamas’ attack against Israel, incidents of terrorism, pandemics, or wildfires, earthquakes or severe weather and power outages or responses to these events; and
•general economic conditions and slow or negative growth of our markets.
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
The market price and trading volume for our Class A common stock will depend in part on the research and reports that securities or industry analysts and other third parties publish about us, our business, our market or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations or incorrect. If any of the analysts who cover us change their recommendation regarding our Class A common stock adversely, provide more favorable relative recommendations about our competitors or publish inaccurate or unfavorable research about our business, the price of our Class A common stock would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which could cause the price and trading volume of our Class A common stock to decline. In addition, third parties regularly publish data about us and other mobile, gaming, and social platform companies with respect to DAUs, revenue, bookings, top experience, or game charts, hours engaged and other information concerning social game application usage. These metrics are proprietary to the provider, and in many cases do not accurately reflect the actual levels of bookings, revenue, or usage of our experiences across all platforms. There is a possibility that third parties could change their methodologies for calculating these metrics in the future. For example, short sellers have and may in the future publish reports relying in part on such metrics. These reports appear intended to decrease the price of our Class A common stock and have resulted in and may result in claims, litigation, or investigations due to any published allegations by shareholders, regulators, and others. To the extent that securities analysts or investors base their views of our business or prospects on such third-party data, including reports of short sellers, the price of our Class A common stock may be volatile and may not reflect the performance of our business.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. If these new systems, controls, or standards and the associated process changes do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports, or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise. We have identified in the past, and may identify in the future, deficiencies in our controls, which could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. If we are not able to, or if we are perceived as being unable to, comply with the requirements of the Sarbanes-Oxley Act in a timely manner, or if we are unable to, or if we are perceived as being unable to, maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the trading price of our Class A common stock could decline, and we have been and could be subject to increased regulatory scrutiny, including sanctions or investigations by the SEC or other regulatory authorities. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports.
Any legal proceedings or claims against us could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.
We are and/or may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, privacy, biometrics, cybersecurity, data protection, product liability, consumer protection, false and misleading advertising, employment, class action, whistleblower, contract, securities, tort, civil Racketeer Influenced and Corrupt Organizations Act, unfair competition, and other litigation claims, including claims related to our advertising practices and use of generative AI, and governmental and other regulatory investigations and proceedings. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. We are and may continue to be subject to legal proceedings asserting claims arising from allegations that we have facilitated gambling by users of our Platform including by minors, that we have misrepresented the safety of our Platform, that our Platform is addictive or otherwise unsafe, that we unlawfully or unfairly benefit from child labor, and that we have misrepresented information about our user base, that we have engaged in copyright infringement, that we have engaged in unlawful employment practices, and suits related to our refund policies. In lawsuits brought on behalf of child users, the court may allow minors to disaffirm or avoid enforcement of our Terms of Use, depending on the circumstances. We have and may continue to be subject to legal proceedings asserting claims on behalf of shareholders related to allegations that discussions of our growth prospects have been misleading and unsustainable due to concerns related to safety and our implementation of parental controls on the Platform and claims that our leadership has engaged in insider trading. In particular, on August 1, 2023, a putative class action was filed against us in the United States District Court for the Northern District of California captioned Colvin v. Roblox asserting various claims arising from allegations that minors used third-party virtual casinos to gamble Robux and on March 14, 2024, Gentry v. Roblox was filed in the United States District Court for the Northern District of California premised on substantially identical allegations as Colvin v. Roblox. The two cases were consolidated on April 18, 2024. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. We have our headquarters and a large employee presence in San Mateo, California, an area which in recent years has been increasingly susceptible to fires, severe weather events, and power outages, any of which could disrupt our operations, and which contains active earthquake zones. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, rolling blackouts or power loss, telecommunications failure, pandemic, geopolitical conflict such as the Russian invasion of Ukraine and the conflict in the Middle East stemming from Hamas’ attack against Israel , cyber-attack, war, other physical security threats or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our Platform development, lengthy interruptions in our Platform, breaches of security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Acts of terrorism and similar events would also cause disruptions to the internet or the economy as a whole. Global climate change could also result in natural disasters occurring more frequently or with more intense effects, which could cause business interruptions. The long-term effects of the COVID-19 pandemic and recovery from it on society and developer, creator, and user engagement remain uncertain, and a subsequent health crisis or pandemic, as well as the actions taken by various governmental, business and individuals in response, will impact our business, operations and financial results in ways that we may not be able to accurately predict. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Our disaster recovery plan may not be sufficient to address all aspects of any unanticipated consequence or incident, we may not be able to maintain business continuity at profitable levels or at all, and our insurance may not be sufficient to compensate us for the losses that could occur.
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
Geopolitical developments, such as the war in Ukraine, the conflict in the Middle East stemming from the Hamas attack against Israel, and tensions with China, and the responses by central banking authorities to control inflation, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Adverse macroeconomic conditions, including lower consumer confidence, persistent unemployment, wage and income stagnation, slower growth or recession, changes to fiscal and monetary policy, inflation, changes in interest rates, currency fluctuations, economic and trade sanctions, the availability and cost of credit, and the strength of the economies in which we and our users are located, have adversely affected and may continue to adversely affect our condensed consolidated financial condition and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Planned Executive Departure
On August 1, 2024, Michael Guthrie, the Company’s Chief Financial Officer, notified Roblox of his intent to resign as Chief Financial Officer to pursue personal interests. The Company is working to identify a successor and Mr. Guthrie has agreed to remain in the role until a new Chief Financial Officer is appointed and will assist in the search for his successor. The Company entered into a Separation and Transition Agreement with Mr. Guthrie on September 30, 2024 (the “Transition Agreement”), pursuant to which Mr. Guthrie’s employment with the Company will terminate upon the commencement of employment of the Company’s next Chief Financial Officer. For more information regarding the Transition Agreement, see Note 12, “Stock-Based Compensation Expense” to the notes to condensed consolidated financial statements.
Rule 10b5-1 Trading Arrangements
During our last fiscal quarter, none of our directors and officers, as defined in Rule 16a-1(f), adopted, amended or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408.

Item 6. Exhibits.

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39763	3.1	May 13, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39763	3.1	September 14, 2023
10.1*+	Separation and Transition Agreement by and between the Registrant and Michael Guthrie entered into on September 30, 2024.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*    Filed herewith
+    Indicates management contract or compensatory plan.
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

Roblox Corporation

Date: October 31, 2024	By:	/s/Michael Guthrie

Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)