Form 10-K
period 2024-12-31
Roblox Corp
filed 2025-02-18
CIK 1315098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 001-04321
______________________________
Roblox Corporation
(Exact name of registrant as specified in its charter)
______________________________

Delaware	20-0991664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3150 South Delaware Street, San Mateo, CA	94403
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that has prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting Class A common stock held by non-affiliates of the Registrant on June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter (based on a closing price of $37.21 per share on June 28, 2024 as reported on the New York Stock Exchange) was approximately $17.4 billion. Solely for purposes of this disclosure, shares of Class A common stock held by executive officers, directors, and holders of more than 10% of our common stock of the Registrant as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 3, 2025, the Registrant had 618,997,327 shares of Class A common stock and 48,302,658 of Class B common stock, each with a par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrants’ definitive proxy statement relating to its 2025 annual meeting of shareholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “plan,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “would,” “intend,” “shall,” “contemplate,” “opportunity,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our expectations regarding future financial performance, including but not limited to our expectations regarding revenue, cost of revenue, changes in the estimated average lifetime of a paying user, operating expenses, operating losses, operating leverage and our key metrics, and our ability to achieve and maintain future profitability;
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
•our estimates related to stock-based compensation expenses; and
•generating sufficient cash to service our debt and other obligations that apply to our indebtedness.
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
We believe that these metrics are reasonable estimates of our user base for the applicable period of measurement, and that the methodologies we employ and update from time-to-time to create these metrics are reasonable bases to identify trends in user behavior. Because we update the methodologies we employ to create metrics, our current period daily active users or other metrics may not be comparable to those in prior periods. For example, in the first quarter of 2023, we revised the methodology we use to calculate average monthly unique payers for payers who purchased prepaid cards through one of our specified distributors (the impact to average new and returning monthly unique payers and average bookings per monthly unique payer in periods prior to the first quarter of 2023 was not significant). Similarly, our metrics may differ from estimates published by third parties or from similarly-titled metrics from other companies due to differences in methodology.
Finally, the accuracy of these metrics may be affected by certain factors relating to user activity and systems and our ability to identify and detect attempts to replicate legitimate user activity, often referred to as botting. See the section titled “Risk Factors—Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may significantly harm and negatively affect our reputation and our business.”
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
The geographic location data collected is based on the IP address associated with the account when an account is initially registered on Roblox. The IP address may not always accurately reflect a user’s actual location at the time they engaged with our platform. Historically, we have grouped Xbox users into Rest of World for the purposes of our reporting (we note that since the fourth quarter of 2020, Xbox users have represented less than 2% of our total quarterly DAUs and quarterly hours engaged). Beginning in the fourth quarter of 2023, Xbox users are reported in their respective geographies.

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
We believe bookings provide a timelier indication of trends in our operating results that are not necessarily reflected in our revenue as a result of the fact that we recognize the majority of revenue over the estimated average lifetime of a paying user, which was 27 months as of December 31, 2024. The change in deferred revenue constitutes the vast majority of the reconciling difference from revenue to bookings. By removing these non-cash adjustments, we are able to measure and monitor our business performance based on the timing of actual transactions with our users and the cash that is generated from these transactions. Over the long-term, the factors impacting our revenue and bookings trends are the same. However, in the short-term, there are factors that may cause revenue and bookings trends to differ.
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
ABPDAU
We define ABPDAU as bookings in a given period divided by the DAUs for such period. We primarily use ABPDAU as a way to understand how we are monetizing across all of our users. ABPDAU is also broken out by geographic region to help us understand the global monetization on our platform.
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

Part I
Item 1. BUSINESS
Overview
Roblox operates a free to use immersive platform for connection and communication (the “Roblox Platform” or “Platform”), where every day, millions of users come to create, play, work, learn, and connect with each other in experiences built by our global community of creators. Our vision is to reimagine the way people come together – in a world that is safe, civil, and optimistic. To achieve this vision, we are building an innovative company that, together with the Roblox community, has the ability to strengthen our social fabric and support economic growth for people around the world.
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

Our Users
In the year ended December 31, 2024, 82.9 million average DAUs across over 180 countries enjoyed experiences on Roblox across mobile, desktop, and console platforms, of which on average, approximately 1.0 million were daily unique paying users. Our users are diversified across multiple dimensions, including age, geography, platform, and gender. Each day, users express themselves through their avatars, explore different worlds, and engage with others in the Roblox community. During the year ended December 31, 2024, users spent 73.5 billion hours engaged on our Platform, or an average of 2.4 hours per DAU each day. Over the same period, our users explored an average of over 21 different experiences on the Roblox Platform per month.
Global DAU = 82.9 million(1)
(1)Represents the average during the year ended December 31, 2024. Refer to “Special Note Regarding Operating Metrics” for details on operating metrics used. Percentages presented are calculated from the underlying numbers in thousands and may not add to their respective totals due to rounding.
Our Developers and Creators
We offer developers and creators the ability to build engaging, immersive experiences and marketplace items that they can easily share with the Roblox community. We refer to users who create experiences and marketplace items as creators, while developers represent a subset of the creator community that create experiences on the Platform or build and sell custom tools to help other developers create experiences. In this way, our developers and creators enable us to offer a wide variety of experiences and avatar items and cost-effectively crowd-source our experiences, marketplace content, and developer tool ecosystem. In the year ended December 31, 2024, we had millions of active developers with hours engaged in their experiences across more than 170 countries on the Roblox Platform. Our developer and creator community includes individuals with a wide spectrum of professional capabilities and team sizes, ranging from young students and independent hobbyists, all the way to full-time studios.
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

We offer our creator and developer community several economic models to help support their goals. Specifically, developers and creators can generate earnings (either in Robux or in some circumstances, directly in fiat currency) through the following methods:
1.Monetizing a developed experience: Developers qualified for our Developer Exchange Program can earn Robux through:
a.In-experience purchases, which consist of microtransactions generated from the sale of in-experience virtual items, subscription-based offerings (including access to private servers), access to certain experiences (referred to as paid access), and/or passes granting special in-experience privileges.
b.Engagement-Based Payouts, which allows developers to earn Robux based on the share of time that Roblox Premium subscribers engage in their experience.
c.Advertisements (“ads”), which include a range of high-quality, programmatically served ad units through which developers can earn Robux from impressions and/or teleports generated.
2.Creating and selling or reselling avatar items: Creators can create and sell entire avatars, accessories, clothes, bodies, and heads for avatars in the Marketplace or inside experiences.
3.Creating and selling Roblox Studio plugins: Through the Creator Store, developers and creators can sell Roblox Studio plugins in fiat currency, which are extensions that add additional features or functionality to Roblox Studio and help improve creator workflows.
4.Affiliate Programs: Influencers and creators can earn a share of Robux from purchases made by users they direct to Roblox.
As of December 31, 2024, over 24,500 developers and creators qualified for and were registered in our Developer Exchange Program, of which over 7,500 were newly qualified and registered during 2024. In order to be qualified for our Developer Exchange Program and eligible to exchange earned Robux for fiat currency, developers and creators must meet certain conditions, such as having earned the minimum amount of Robux required to qualify for the program, a verified developer account, and an account in good standing. On January 31, 2022, we reduced the minimum amount of earned Robux required to qualify for the program from 100,000 Robux to 50,000 Robux and subsequently on January 31, 2023, we further reduced the minimum requirement from 50,000 Robux to 30,000 Robux. We believe these reductions in the minimum amounts required incentivize our developer and creator community, and promote the long term growth and health of such community. For the year ended December 31, 2024, over 17,000 developers and creators actually exchanged their earned Robux for fiat currency through our Developer Exchange Program.

We invest in our developers and creators by providing a comprehensive set of free tools and services through Roblox Studio, the Roblox Open Cloud, and a range of other creator resources that enable them to easily build, publish, analyze, grow, and monetize experiences. We empower developers and creators to get started with minimal upfront costs as we cover hosting, storage, customer support, localization, certain regulatory requirements, payment processing, and platform fees. We provide appropriate support for all developers and creators to promote engagement and growth in our developer and creator community. This includes managing and moderating our online developer and creator forums and operating special programs for aspiring and top developers and creators such as our annual Roblox Developers Conference. With Roblox Open Cloud, developers and creators can leverage a suite of backend APIs to seamlessly build and scale their experiences.
The investment in our developer community has resulted in an ever-changing offering of diverse content for our users to explore and engage in. The chart below provides detail on the diversity of content our users engage in within experiences. Specifically, this chart reflects the distribution of in-experience hours engaged within the top 1,000 experiences by month from January to December 2024.

In-Experience Engagement Distribution
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
Percentage of In-Experience Hours Engaged
Jan-24
Feb-24
Mar-24
Apr-24
May-24
Jun-24
Jul-24
Aug-24
Sep-24
Oct-24
Nov-24
Dec-24
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
Since our founding, we have invested heavily in building the Roblox Platform, and as of December 31, 2024, 77% of our employees were dedicated to maintaining, improving, and expanding it. Our technology supports the following key characteristics of the Roblox Platform: Identity, Connection and Communication, Immersive, Low Friction, Variety of Content, Anywhere, Economy, and Safety.
Identity
The Roblox avatar system allows users to create and personalize their unique 3D identities. Our avatar technology supports a wide variety of character styles, ranging from classic avatars with blocky body shapes, to ones with more human proportions, from anime characters, to fantasy avatars, and more. Avatars can also be animated and mirror a user’s movements and facial expressions on the avatar in real time, allowing more interactive and authentic communication. Creators can also build avatar creation tools in their experiences, allowing users to create more personalized avatars.

The Roblox Client features the Avatar Editor, which enables users to manipulate the size and body shape of their avatars as well as equip their avatar with clothing, gear, animations, simulated gestures, or emotes, and other accessories from the Marketplace. Our avatar system allows users to attach practically any accessory to any avatar maximizing the combinatorial variety of avatar configurations supported by the Platform. Users manipulate their avatar through a consistent set of controls for emotes, basic movement, and tap-to-move functionality which adapts to dynamically changing virtual environments. The Roblox Client normalizes camera and avatar control inputs from different device form factors, including mobile, tablet, desktop, and game console, to simplify the process of building multi-user, multi-platform, and avatar-based experiences.
Within most experiences, avatars appear exactly how they were configured in the Avatar Editor, creating a sense of persistent identity. However, developers, when designing experiences, have the freedom to dynamically reconfigure all or part of the participating avatars to meet the specific needs of the developer’s experience.
Connection and Communication
The Roblox Client allows users to easily connect with real life friends (through features such as contact importer) and meet new friends (by matching users with similar characteristics, such as country location, for example). The social graph created by these connections is stored in the Roblox Cloud and requires mutual opt-in to avoid unwanted communications.
The social graph is central to human connection and communication. When a user chooses to join an experience, the Roblox Cloud is designed to automatically place that user into the same virtual environment as others connected through the social graph. In addition, most developers allow users to purchase private servers that allow groups of friends to share an exclusive, invite-only instance of a 3D immersive experience.
Additionally, the Roblox Platform facilitates communication with in-experience text-based chat amongst users of all ages joining the same 3D immersive experience. For safety, every text message passes through filters that block content which violates applicable Roblox Community Standards (e.g. personally identifiable information or directing users off platform). Using advanced pattern matching and machine learning, our chat filters are constantly evolving and process billions of messages per day.
We have also expanded our communication features through voice chat, now available in over 30 countries around the world and in several supported languages, allowing users aged 13 and over to communicate using their voice in Roblox experiences. This proximity-based feature simulates realistic communication through lip sync and is based on how close users are in an experience to other users who are speaking in that experience. In addition, avatar animation allows all users to use their camera to animate their avatar with their movement, allowing them to communicate and express themselves in more natural, real-time, and immersive ways.
Recently, we launched Party, a new way to connect and coordinate with friends. With Party, up to six friends can easily join the same instance of an experience and even move together from one experience to another. Users aged 13 and older can also use Party chat to text chat with one another.
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
Developers use Roblox Studio to easily build 3D immersive experiences that are then rendered and simulated on the Roblox Platform. The Roblox Client leverages efficient low-level hardware-specific device APIs, such as Vulkan for Android devices and Metal for Apple devices, to efficiently render those experiences. Each experience combines thousands of meshes, textures, 3D models, and animations. Using Roblox Studio, developers can also insert immersive ads into their experiences, which are native and 3D ad units that can programmatically serve ads in image, video, and portal ad formats.
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

Assets that make up the 3D immersive experience are stored in a persistent tree hierarchy that is the foundation for collaborative editing and interactive multi-user experiences. The hierarchy can be modified through APIs which serve as a powerful abstraction layer making it easy to create experiences that are consistent across all Roblox Clients, regardless of device type. During simulation, this data is dynamically replicated within the Roblox Cloud and selectively transmitted to Roblox Clients. The Roblox Client then constructs and renders its own view of the 3D immersive experience.
Low Friction
The Roblox Platform gives users the ability to interact with experiences almost instantly, on most popular client devices, and from anywhere in the world over existing broadband and cellular networks. As of December 31, 2024, the Roblox Client operates on iOS, Android, PC, Mac, Xbox, PlayStation, and virtual reality (“VR”) hardware such as Meta Quest, and supports VR experiences on PC. With the Roblox Platform, developers can build an experience once and then expect that experience to operate consistently on all supported devices to both take advantage of the capabilities of high end systems and also scale down the experience to work on lower end devices. We continually focus on improving frame rates, increasing stability, and enhancing graphics quality.
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
Assets are delivered to the Roblox Client through geographically distributed content delivery networks. The Roblox Cloud determines the format, level of detail, and priority of each asset sent in order to optimize for the capabilities and bandwidth available to the client device. The Roblox Client can dynamically load and unload instances and assets as the player moves throughout the experience without waiting for long content preloads, in a process otherwise referred to as streaming. All else being equal, streaming enables faster join times and larger, more complex experiences that can be joined synchronously on different devices regardless of device memory capacity.
The Roblox Cloud enables low-latency, responsive interactivity between millions of concurrent users within 3D environments. When a user joins a 3D immersive experience, the Roblox Cloud assigns that user to a particular game instance based on, among other considerations, the user’s social graph, geographic location, spoken language, and age group. Roblox Cloud is designed to automatically scale up and down the number and size of server instances to effectively serve the current user demand for an experience, thereby allowing the Platform to scale up to handle the most popular experiences while also scaling down when demand reduces. Developers can choose to allow up to 200 users within an instance, but may choose fewer to optimize their experience.
Developers have access to high-speed data stores in the Roblox Cloud where information about users and each simulated environment can be persisted. This, along with other services hosted in the Roblox Cloud, make it possible for a developer to build, launch, scale and monetize a 3D immersive experience without any additional tools or services.
The majority of services operated by the Roblox Cloud are hosted in Roblox managed data centers. For some of our high-speed databases, scalable object storage, and message queuing services we leverage Amazon Web Services. Nearly all of the servers tasked with simulating the virtual environment and optimizing assets for Roblox Clients are owned by Roblox and operate from data centers and regional edge data centers widely distributed across 23 cities in North America, Asia-Pacific, and Europe. As of December 31, 2024, the Roblox Cloud uses over 140,000 servers. The Roblox Cloud is designed to be fault tolerant and prepared for disaster recovery and we continue to expand into multiple data centers within and across geographic regions to improve reliability and fault tolerance.
Data centers in the Roblox Cloud are linked through a high-performance dedicated backbone network bypassing the public internet for traffic within and between our data centers and we operate under an open peering policy where we have direct interconnection with Internet providers globally. Operating our own network maximizes performance, security, and increases the immersiveness experienced by our users.
Variety of Content
Developers and creators build nearly all of the content for the Roblox Platform, including a variety of experiences from gaming, to education, to entertainment, and beyond. Their efforts contribute to an expanding content library that included over 14 million active experiences and millions of available Marketplace items during the year ended December 31, 2024.
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
Roblox Studio also leverages artificial intelligence (“AI”) to help reduce friction for creators and developers, making it easier to build content on the Platform. These AI tools help developers and creators with varying levels of experience. For example, AI tools such as Assistant help beginner developers and creators by answering common questions, while AI tools such as Code Assist or Materials Generator help developers and creators with some coding experience learn how to write and improve code and easily create more complex materials. Finally, AI tools like Avatar Auto-Setup save creators time by turning 3D avatar models into animated avatar technology.
Creators can share their work with other creators through the Creator Store. The Creator Store drives collaboration within our developer community, accelerates creation of new experiences, and provides additional ways for creators to monetize their work. As of December 31, 2024, the Creator Store contained millions of models, meshes, textures, scripts, audio clips, developer tools, and packaged combinations of these items.
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
Within the Roblox Client, users find experiences through personalized content recommendations, curated homepage sorts and search. Personalized AI-driven content recommendations are based on past user behavior, the social graph, and demographic information collected at signup. An emphasis is always placed on experiences where someone you are connected with is present. Additionally, we curate our homepage to highlight experiences from up-and-coming creators, recently updated experiences and new genres helping our users to try more experiences and increasing the diversity of the content with which they engage. The search engine automatically learns user intent, accounting for misspellings, slang, and multilingual queries.
Anywhere
The Roblox Platform serves a global audience. In the year ended December 31, 2024, developers from over 170 countries and users spanning over 180 countries accessed our Platform.
Localization systems embedded within the Roblox Client and Roblox Cloud help to lower cultural barriers and enable our developers to meet certain regional requirements with little to no additional effort.
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
The Roblox Client can adjust a user’s experience and available content based on their age, device type, current location and where the client application was obtained. This allows Roblox to dynamically apply relevant content filters, anti-addiction rules, payment limits, parental consent requirements, and certain other regional requirements.
Economy
Roblox has a vibrant economy built on a virtual currency called Robux, which can be purchased through the Roblox Client and Roblox website or through prepaid cards purchased via online and physical retailers. Roblox works with multiple payment and prepaid card processors including Apple, Blackhawk, Google, Incomm, and Stripe, amongst others. Roblox relies on payment processor partners to store account information.
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
Roblox allows developers and creators to convert earned Robux into the fiat currency of their choice through our Developer Exchange Program. All Developer Exchange Program requests are reviewed on a risk-based approach to mitigate fraud and money laundering. Developers and creators participating in the program are required to create an account with our third party vendor which collects tax information, conducts certain “know your customer” related diligence, and executes the payouts. Their systems are designed to comply with various global regulatory requirements for monetary transactions. Additionally, developers and creators aged 13 and up can convert earned Robux into ad credits to purchase ads on the Platform.
Safety
Multiple systems are integrated into the Roblox Platform to promote the safety and civility of our users. These systems are designed to enforce our policies, protect users’ personal information, and abide by local laws. We leverage text-filtering, voice moderation, content moderation, and other automated systems that proactively identify content and behaviors that may violate our policies.
Content submitted by developers and creators, including images, audio, and video, goes through a multi-step review process before appearing on the Platform. Images and videos are evaluated for Child Sexual Abuse Material using PhotoDNA and Google’s Content Safety API with flagged content automatically reported to the National Center for Missing and Exploited Children upon review. Audio files are scanned for IP infringement. Finally, all assets are subject to review by humans or AI trained on our Community Standards. During the year ended December 31, 2024, including automated reviews, we evaluated over 400 million assets. Assets refer to images, audio files, and video files that developers upload to the Roblox Platform to include in their experiences and in the Marketplace.
When experiences are published or updated on the Roblox Platform, they are evaluated by a suite of AI driven tools that identify problematic language, potential bypasses to our safety systems, and content that falls outside our policies. A human review team is continuously operating to evaluate flagged experiences. The Roblox Platform includes a suite of anti-intruder technology leveraging machine learning, throttles, and circuit breakers designed to block automated bot attacks and mitigate the impact of humans who attempt to spam users and disrupt the service. We also leverage targeted penetration testing, a bug bounty program, code reviews, secure by design principles, targeted security testing, and vulnerability scanning to promote the security of the Platform.
Roblox operates a customer service portal that provides self-help information along with ways to contact Roblox via email or from within the Roblox Client. In the year ended December 31, 2024, Roblox responded to millions of customer inquiries and had a human respond to actionable safety issues on average within 18 minutes of their submission.
Safety and Digital Civility
Our highest priority is to create a safe and civil online environment for our users. Because our Platform includes children aged 5 and over, our safety and civility policies are purpose-built to be strict. We have a multi-layered moderation system that is designed to assess all content uploaded to Roblox for potential safety and civility issues. Our safety and civility policies, which include our Community Standards, define acceptable content and communication, and coupled with user behavior, inform a wide range of AI algorithms that automatically moderate content. Those algorithms are backed up by a team of thousands of moderators focused on improving quality and handling the most difficult decisions. On top of that, we have robust user reporting that provide additional coverage. We have no tolerance on our Platform for content or behavior that violates our Community Standards.
We work closely with regulators, authorities, and safety groups in many countries. We endeavor to promptly report any suspected child exploitation or abuse materials to the relevant authorities. Our Platform is designed to comply with the Children’s Online Privacy Protection Act (“COPPA”) and we regularly monitor and evaluate compliance with other U.S. federal and state and foreign laws and regulations regarding privacy and data protection, including the General Data Protection Regulation (“GDPR”).

We partner with leading global organizations focused on child and internet safety, including the WeProtect Global Alliance, Digital Wellness Lab, Family Online Safety Institute, UK Safer Internet Centre, Internet Matters, the Internet Watch Foundation, and kidSAFE, among others. We are also a member of various organizations, such as the Association for United Kingdom Interactive Entertainment and the Technology Coalition, with a goal of cross-industry collaboration, knowledge and technology exchange in areas of user safety, and child safety. As a member of the Technology Coalition and a founding member of its cross-platform signal sharing Lantern program, we are committed to providing transparency and promoting child safety online. We also nominate the board chair position of the Family Online Safety Institute where we educate and provide balanced perspectives to policy makers to help draft thoughtful online safety legislation. We continue to work diligently with other digital platforms to report bad actors and inappropriate content so that they can also take appropriate actions on their platforms.
Our Trust & Safety Systems
We use AI and a dedicated team of human moderators to review content, including images, audio, and video, uploaded into our Platform. Our scanning algorithms also review and monitor communications that flow through Roblox to proactively block and protect users from inappropriate behavior, such as questions about personal information and instructions on how to connect on less protective third-party chat applications. The algorithms in our chat filters are age-sensitive: they monitor both what users can say and see based on their ages.
Throughout our site and in-experience, we provide our users with the ability to report activity that they find objectionable. Users can also block or mute other users with whom they do not want to interact. We also provide parents with customizable parental controls, which allow them to limit access to features like chat, control screen time, and view their child’s friends list. In addition, parents can restrict access to experiences based on their content maturity levels. In 2024, we introduced significant updates to our safety systems and parental controls. As part of this launch, we introduced remote management, which allows parents and caregivers to adjust controls and review their child’s activity even if they aren’t physically together. We also updated the naming of our content labels to give parents greater clarity and restricted access to certain experiences for our youngest users based on user behavior sometimes found in those experiences.
We have a dedicated team and thousands of trust & safety agents whose role is to protect our users by focusing on detecting inappropriate content and behavior 24/7 through a combination of AI and human moderation. We take swift action to address any content, developer, creator, or user that violates our terms of use once detected. We have a Safety Advisory Board, made up of global industry experts that advise on the best practices to protect our community.
We continue to innovate and release new safety features and policies and invest in technology and people to combat bad actors who attempt to undermine our efforts to connect millions of people. Our priority remains the safety and digital civility of our community.
The Roblox Economy
We support our developer and creator community by providing the tools to build, publish, operate, drive discovery, and monetize content. Our economy enables developers and creators to generate income through Roblox. As of December 31, 2024, over 24,500 developers qualified for and were registered in our Developer Exchange Program and therefore met certain conditions, such as having earned the minimum amount of Robux required to qualify, having a verified developer account, and having an account in good standing, and were therefore eligible to exchange their earned Robux for fiat currency. Of such developers and creators, for the year ended December 31, 2024, over 17,000 developers and creators actually exchanged their earned Robux for fiat currency through our Developer Exchange Program.
Business Model
When users sign up for Roblox, they can create an avatar and explore the vast majority of our experiences for free, although the business model for any given experience is ultimately up to its developer. Most free experiences allow users to spend Robux by purchasing experience-specific enhancements. Users can also use Robux to obtain items such as clothing, accessories, and emotes from our Marketplace or within an experience. Roblox retains a portion of every Robux transaction and distributes the rest to developers and creators. Robux can only be purchased from us at a price set by us, and can only be spent within our Platform. Robux have no monetary or intrinsic value outside of our Platform and can only be converted to fiat currency through our Developer Exchange Program. We are aware that some users seek to use unauthorized third-party websites to exchange Robux for fiat currency which is not permitted under our terms of use. We regularly monitor and screen usage of our Platform with the aim of identifying and preventing these activities, as well as regularly send cease-and desist letters to operators of third-party websites offering fraudulent Robux or digital goods offers.

Consistent with our free to use business model, a small portion of our users have historically been payers. For example, in the year ended December 31, 2024, of our average 82.9 million DAUs, only approximately 1.0 million represented our average daily unique paying users. Similarly, in the year ended December 31, 2024, our average daily bookings per DAU was $0.14, whereas our average daily bookings per daily unique paying user was $11.48. We believe that maintaining and growing our overall number of users, including the number of users who may not purchase and spend Robux, is important to the success of our business. As a result, we believe that the number of users who choose to purchase and spend Robux will continue to constitute a small portion of our overall users.
Roblox also allows developers, creators, and brands to reach their audiences by purchasing ads. Further, Roblox offers sponsored experiences and sponsored items, whereby developers and creators can pay to purchase ads to increase discoverability of their creations, which appear where experiences and items are discovered, including through search.
How Users Purchase Robux
Users can generally purchase Robux in two ways: as one-time purchases or via Roblox Premium, a subscription service that is billed monthly and includes discounted Robux, access to exclusive in-experience benefits, exclusive and discounted marketplace items and the ability to buy, sell, and trade certain Avatar items. Roblox accepts payments through app stores, credit cards, and prepaid cards. The average price for a Robux for the year ended December 31, 2024 was $0.01.
How Developers and Creators Earn Robux
Robux are considered “earned” if a developer or creator receives them as payments for a bona fide third-party transaction through the Roblox Platform. We offer developers and creators the following mechanisms to earn Robux:
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
Earned Robux are deposited into the virtual accounts of the developers and creators, who can convert Robux into fiat currency at an exchange rate which is determined by Roblox in its sole discretion of 1 Robux to $0.0035 as of December 31, 2024, if they qualify for and are registered in our Developer Exchange Program. In order to be qualified for our Developer Exchange Program and eligible to exchange earned Robux for fiat currency, developers and creators must meet certain conditions, such as having earned the minimum amount of Robux required to qualify for the program, a verified developer account, and an account in good standing. On January 31, 2022, we reduced the minimum amount of earned Robux required to qualify for the program from 100,000 Robux to 50,000 Robux and subsequently on January 31, 2023, we further reduced the minimum requirement from 50,000 Robux to 30,000 Robux. We believe these reductions in the minimum amounts required incentivize our developer and creator community, and promote the long term growth and health of such community. As of December 31, 2024 and 2023, over 24,500 and 16,500 developers and creators were qualified and registered in our Developer Exchange Program, respectively. For the years ended December 31, 2024 and 2023, developers and creators earned $922.8 million and $740.8 million, respectively.
Our developers and creators do not always exchange their Robux into fiat currency. Some choose to purchase ad credits to promote their experiences on the Platform or spend the Robux as any other user would.
Our Growth Strategies
We are continually innovating the Roblox Platform, including making significant investments in high fidelity avatars, more realistic experiences, AI tools, and other social features, as well as more diverse opportunities for monetization. We believe that these innovations have the potential to transform how people express themselves, socialize, communicate, play, learn, work, and transact together around the world. We are focused on the following key growth strategies:

•Roblox Everywhere: We want to give users the ability to interact with experiences almost instantly across the most popular client devices. As of December 31, 2024, the Roblox Client operates on iOS, Android, PC, Mac, Xbox, PlayStation, and VR hardware, such as Meta Quest, and supports VR experiences on PC. We believe the investments we are making will facilitate a high quality, intuitive experience for users across all devices, and enable developers and creators to publish once and instantly on all supported devices across a global audience.
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
•Vibrant Economy: We believe there is significant potential to increase monetization on our Platform and we are constantly investing in new ways to empower our developer and creator community. We are actively working on empowering our creator community through initiatives such as User-Generated Content (“UGC”) for all and dynamic price floors in the avatar marketplace. We are also supporting our developer community’s monetization efforts through in-experience price optimization recommendations, higher revenue shares for paid access experiences, and our Creator Affiliate Program. At the platform-level, we are continuously investing in our Search and Discovery algorithms to advance personalization and drive engagement and spending. Finally, we expect to continue working with leading brands to build unique commerce opportunities and help them reach their audiences at scale within Roblox experiences through immersive ads. Our immersive ads system is designed to be native to the experience in which it is placed and will provide unique commerce opportunities for brands on the Platform. Immersive ads also provide developers and creators with another monetization method on the Platform.
•Gaming Market Expansion: We believe there is a strong potential to capture a greater percentage of global gaming revenue within the Roblox ecosystem. According to Newzoo’s 2024 Global Games Market Report, it is estimated that 3 billion people will have played games in 2024. We believe our UGC approach, combined with several key differentiators like personalized expressive avatars, a vibrant social graph, and immersive 3D communication provide a unique value proposition to make traditional gaming experiences more social and support new experiences unique to our Platform. Additionally, we continue to innovate behind the scenes to improve the raw performance, quality, and cost-to-serve efficiency of our core Platform, with the goal of making it as easy as possible for creators to build better experiences, including games, and reach more users. Within the traditional gaming ecosystem, we also have a tremendous opportunity to expand content into new genres. Today, genres such as Avatar Roleplay, Simulation, and Survival are popular on our Platform, and we want to help our creators grow into untapped areas of demand such as Shooter, Sports & Racing and RPG experiences.
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
We operate a highly efficient marketing model. Our approach is highly organic, with our user, creator and developer adoption driven by mutually reinforcing content and social network effects. We also leverage our influencer community to increase brand awareness and our reach across all age demographics. In 2024, we launched an Affiliate Program whereby influencers and creators can earn a share of Robux from purchases made by users they direct to Roblox.

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
Seasonality
We have historically experienced seasonality in monetization on our Platform and tend to generate higher levels of bookings in the fourth quarter of the year primarily due to the end-of-year holiday season. We also typically see higher levels of engagement in the months of June, July, and August, which are summer periods in the northern hemisphere, and lower levels of engagement in the post-summer months of September, October, and November. Other periods of seasonality include holidays such as Lunar New Year, Easter, and Ramadan, each of which may differ in timing year-over-year. While bookings are typically strongest in the fourth quarter, this trend may not be reflected in the revenue recognized in the same period due to the timing of our revenue recognition (see section “Revenue Recognition” within Item 8. Consolidated Financial Statements and Supplementary Data, Note 1, “Overview and Summary of Significant Accounting Policies”, for further discussion on the Company’s revenue recognition policy). These seasonal impacts may be more or less pronounced in the future or different altogether.
Security, Privacy, Data Protection and Regulatory Matters
We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, security, rights of publicity, content regulation, intellectual property, use of AI, online safety, gambling, loot boxes, ratings, competition, protection of minors, including verified parental consent, consumer protection, communication, credit card processing, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance or other subjects. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted and applied in a manner that is inconsistent from country to country or state to state and inconsistent with our current policies and practices and in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. The costs of complying with these laws and regulations are high and likely to increase in the future, particularly as the degree of regulation increases, our business grows and our geographic scope expands. Further, the impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the technology sector that have greater resources. Any failure on our part to comply with these laws and regulations may subject us to significant liabilities or penalties, or otherwise adversely affect our business, financial condition or operating results. It is imperative that we secure the creative assets, performance and user data that are critical to our business. We devote considerable resources to our security program with the intent to continually improve our services and how we securely store and separate user assets. Our intent is to make it easy for our developers and creators to securely build and distribute their content on our Platform.

We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our service, including the Digital Millennium Copyright Act (“DMCA”), the Communications Decency Act, and the fair-use doctrine in the U.S., and the Digital Services Act in the European Union (“EU”). However, each of these statutes and regulations are subject to uncertain or evolving judicial interpretation, regulatory guidance and enforcement, and legislative amendments. In addition, pending or recently adopted legislation globally imposes additional obligations or liability on us associated with user behavior and content uploaded by users to our Platform, requires us to publish transparency reports, and requires us to carry out risk assessments and mitigate risks we identify. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply protections similar to those that are currently available, or if a court were to disagree with our application of those rules to our service, we could be required to expend significant resources to try to comply with the new rules or incur liability, and our business, revenue and financial results could be harmed.
We are also subject to U.S. federal and state and foreign laws and regulations regarding privacy and data protection, including with respect to the collection, storage, sharing, use, processing, transfer, disclosure, and protection of personal data. For example, the California Consumer Privacy Act (“CCPA”), went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of the sale of personal information. Additionally, the California Privacy Rights Act (“CPRA”) became effective on January 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. California has also enacted the California Age-Appropriate Design Code Act (“ADCA”), which originally was scheduled to take effect on July 1, 2024. The ADCA would have implemented into law certain principles taken from the U.K.’s Age Appropriate Design Code (“AADC”), which went into effect in September 2021, and imposed substantial new obligations upon companies that offer online services, products, or features “likely to be accessed” by children, defined under the ADCA as anyone under 18 years of age. Due to legal challenges, the ADCA has not yet gone into effect.
In addition, foreign data protection, privacy, consumer protection, communication, content regulation, and other laws and regulations may be more restrictive and burdensome. For example, GDPR imposes stringent operational requirements for entities processing personal information and significant penalties for non-compliance. Under GDPR, fines up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, can be imposed for violations. In addition, the EU’s Digital Services Act (“DSA”), which became fully applicable on February 17, 2024 imposes new content moderation obligations, notice and transparency obligations, advertising restrictions and other requirements on digital platforms to protect consumers and their rights online. Noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which are in addition to the ability of civil society organizations and non-governmental organizations to lodge class action lawsuits. The United Kingdom’s Online Safety Act (“OSA”) was enacted in October 2023 and will gradually be fully implemented as Ofcom publishes its guidance and codes of practice with the first set of obligations in force in March 2025. The OSA introduces, among other things, duties to protect children online, complete risk assessments, and remove illegal content. Noncompliance with the OSA could lead to investigations and other proceedings, substantial fines of up to £18 million or 10% of global revenues of the previous year and possible criminal liability on senior managers and company officers, and the imposition of business disruption measures such as access restriction orders. The evolving regulatory landscape internationally results in uncertainty and could require us to incur additional costs and expenses to comply.
Children’s privacy and online safety has also been a focus of recent enforcement activity and subjects our business to potential liability that could adversely affect our business, financial condition or operating results. The Federal Trade Commission and state attorneys general in the U.S. have in recent years increased enforcement of relevant legal frameworks, including COPPA, which requires companies to obtain parental consent before collecting personal information from children under the age of 13. The FTC released final amendments to its Children’s Online Privacy Protection Rule (“COPPA Rule”) on January 16, 2025, that, among other things, expand the scope of covered information, provide for revised notices, and impose new data retention and information security obligations. Following an executive order that froze all then-pending federal regulations as of January 20, 2025, the amended COPPA Rule is pending further review and may be subject to additional modifications. In addition, GDPR prohibits certain processing of personal information of children under the age of 13-16 (depending on the country) without parental consent. The CCPA requires companies to obtain the consent of children in California under the age of 16 (or parental consent for children under the age of 13) before selling their personal information. Also, actual or perceived noncompliance with the AADC may result in audits or other proceedings by the United Kingdom’s Information Commissioner Office, the body set up to uphold information rights in the United Kingdom, and other regulators in the EEA or Switzerland, as noncompliance with the AADC may indicate noncompliance with applicable data protection law. Although we take reasonable efforts to comply with these laws and regulations, we may in the future face claims under COPPA, the GDPR, the CCPA, the ADCA, the AADC, DSA and OSA or other laws or actual or asserted obligations relating to children’s privacy. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning content regulation and data protection that could affect us if enacted in the future.

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
As of December 31, 2024, we owned more than 180 U.S. patents relating to aspects of our actual or contemplated operations and technologies. Our issued patents are scheduled to expire between 2025 and 2043. We also had more than 260 pending patent applications in the U.S. and abroad. There can be no assurance that each of our patent applications will result in the issuance of a patent. In addition, any resulting issued patents may have claims narrower than those in our patent applications. We seek to protect our proprietary inventions relevant to our business through patent protection; however, we are not dependent on any particular patent or application for the operation of our business.
We have registered “Roblox,” “Robux,” and our corporate logo as trademarks in the U.S. and other jurisdictions. In total (including our subsidiary entities), we are the owner of over 460 trademark filings and have over 20 trademark applications in the U.S. and foreign countries as of December 31, 2024. There can be no assurance that each of our trademark applications will result in the issuance of a trademark or that each resulting trademark registration will be able to be maintained. As of December 31, 2024, we were the registered holder of over 790 domestic and international domain names. We continually monitor the registration of our domain names, trademarks, and service marks in the U.S. and in certain locations outside the U.S.

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
Human Capital
As of December 31, 2024, we employed 2,474 full time employees. In addition, we had thousands of trust & safety agents across the globe. In order to continue to evolve the Roblox Platform, we must continue to invest in attracting and retaining key talent, especially those focused on product and engineering. We monitor our progress with human capital metrics such as turnover, time to fill open roles, ratio of internally developed talent to external hires, ratio of technical talent to overall employees, and employee engagement. Our brand, market position, reputation for innovation, and developer and creator-centric culture support our ability to recruit best-in-class engineering talent. As of December 31, 2024, we had over 1,800 employees in product and engineering functions, accounting for approximately 77% of our total full time employees, and over 100 of our full time employees were located outside of the U.S.
We completed the Company’s return-to-office (“RTO”) plan in the summer of 2024, which required a subset of the Company’s remote employees to begin working from our San Mateo headquarters for three days a week in an effort to further promote engaging, collaborative, and productive team environments.
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
To help focus our core values and to promote and support fairness, belonging and diversity, we have established several affinity groups. Our affinity groups are inclusive, voluntary, and employee-led whose aim is to promote inclusion at the Company and allow networking, mentorships, and other opportunities for professional and personal development. They include groups for women, racial and ethnic minorities, and people who identify as LGBTQIA+.
Corporate Information
We were incorporated in 2004. Our principal executive offices are located at 3150 South Delaware Street, San Mateo, California 94403, and our telephone number is (888) 858-2569. Our website address is www.corp.roblox.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. “Roblox,” “Robux,” our logo and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of Roblox Corporation. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without a trademark symbol, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.
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
•If our business becomes constrained by changing legal and regulatory requirements, including with respect to online safety, privacy, cybersecurity and data protection, AI, online platform liability, communication, verifiable parental consent and user-generated content, or enforcement by government regulators, including fines, orders, or consent decrees in the US or other jurisdictions in which we operate, our operating results will suffer.
•We experienced rapid growth in prior periods and our prior growth may not be indicative of our future growth or the growth of our market.
•We depend on effectively operating with third-party operating systems, hardware, and networks that we do not control; changes to any of these or our Platform may significantly harm our user retention, growth, engagement, and monetization, or require us to change our data collection and privacy, cybersecurity, and data protection practices, business models, operations, practices, advertising activities or application content, which could restrict our ability to maintain our Platform through these systems, hardware, and networks and would adversely impact our business.
•The success of our business model is contingent upon our ability to provide a safe online environment for our users, many of whom are children, to experience and if we are not able to provide such an environment, our business will suffer dramatically.
•If we are not able to provide sufficiently reliable services to our developers, creators, and users and maintain the performance of our Platform in the event of outages, constraints, disruptions, degradations or regulatory actions in our services and our Platform, our business and reputation will suffer.
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
•We must continue to attract and retain highly qualified personnel in very competitive markets to support out growth, and the loss of one or more of the members of our senior management team or other key personnel (or the inability to attract senior management or other key personnel) could significantly harm our business.
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
We have incurred net losses since our inception, and we expect to continue to incur net losses in the foreseeable future. We incurred net losses attributable to common stockholders of $935.4 million, $1,151.9 million and $924.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $3,995.6 million. We also expect our operating expenses to continue to increase, and if our growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We expect our costs and investments to continue to increase in future periods as we intend to continue to make investments to grow our business, including an expected increase in infrastructure and stock-based compensation expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. In addition to the expected costs to grow our business, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Compliance with these rules and regulations continues to increase our legal and financial compliance costs and demand on our systems, and requires significant attention from our senior management that could divert their attention away from the day-to-day management of our business. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
Our business is affected by seasonal demands, and our financial condition and results of operations will fluctuate from quarter to quarter, which makes our financial results difficult to predict and may not fully reflect our underlying performance.
Historically, our business has been highly seasonal, with the highest percentage of our bookings occurring in the fourth quarter when holidays permit our users to spend increased time on our Platform and lead to increased spend on pre-paid Robux gift cards, and we expect this trend to continue. We also typically see higher levels of engagement in the months of June, July, and August, which are summer periods in the northern hemisphere, and lower levels of engagement in the post-summer months of September, October, and November. Other periods of seasonality include holidays such as Lunar New Year, Easter, and Ramadan, each of which may differ in timing year over year and therefore have impacted and may continue to impact our quarterly results. We may also experience fluctuations due to factors that may be outside of our control that affect user, developer, or creator engagement with our Platform.
Accordingly, our quarterly results of operations have fluctuated in the past and will fluctuate in the future, both based on the seasonality of our business as well as external factors impacting the global economy, our industry and our company. Our results of operations and financial condition in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including, but not limited to: our ability to maintain and grow our user base, user engagement, developer base and developer engagement; the level of demand for our Platform; the ability of our developers to monetize their experiences; increased competition; our pricing model including any discounts that we offer; the maturation of our business; our ability to introduce new revenue streams such as advertising; legislative or regulatory changes; macroeconomic conditions, such as high inflation, recessionary or uncertain environments, and fluctuating foreign currency exchange rates; our ability to maintain operating margins, cash used in operating activities, and free cash flow; system failures or actual or perceived breaches or other incidents relating to privacy or cybersecurity; adverse litigation judgments, settlements, or other litigation and dispute-related costs; adverse media coverage or unfavorable publicity; the effectiveness of our internal control over financial metric reporting; the amount and timing of our stock-based compensation expenses; changes in our effective tax rate; and changes in accounting standards, policies, guidance, interpretations, or principles. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments.

We are subject to laws and regulations worldwide, many of which are unsettled and still developing, which could increase our costs or adversely affect our business, including preventing our ability to operate our Platform in certain jurisdictions.
As a global platform with users, developers and creators in over 170 countries, we are subject to a myriad of laws and regulations that affect our business, including but not limited to, laws and regulations regarding online gaming, online safety, online platform liability, content moderation, intellectual property ownership and infringement, consumer protection, protection of minors, including the use of verifiable parental consent, privacy, biometrics, cybersecurity, data protection and data localization requirements, the use of prepaid cards, subscriptions, advertising, electronic marketing, AI, anti-competition, freedom of speech, labor, real estate, taxation, escheatment, export and national security, tariffs, anti-corruption, campaign finance, gambling, loot boxes, ratings and telecommunications, all of which are continuously evolving and developing. We have policies and procedures designed to promote compliance with applicable laws and regulations, but we cannot assure you that we will not experience violations of such laws and regulations or our policies and procedures.
The widespread availability of 3D user-generated content online is relatively new, and the regulatory framework is new and continuously evolving with increased legislative initiatives and agency focus on areas including the protection of minors online and users’ personal information, among other areas. The scope and interpretation of these laws and regulations that are or may be applicable to us, are often uncertain and may be conflicting from jurisdiction to jurisdiction and compliance with laws, regulations and similar requirements may be burdensome and expensive. Moreover, in some cases these new regulations can be enforced by private parties in addition to governmental agencies.
There are a suite of global laws focusing on the area of online safety and content moderation, including notice and transparency obligations. The United Kingdom’s Online Safety Act (“OSA”) will gradually be fully implemented as the Office of Communications (“Ofcom”) publishes its guidance and codes of practice with the first set of obligations in force in March 2025. The OSA introduces, among other things, duties to protect children and other users online, complete risk assessments, and remove illegal content. Noncompliance with the OSA could lead to investigations and other proceedings, substantial fines of up to £18 million or 10% of the prior year’s global revenues and possible imposition of criminal liability on senior managers and company officers, and the imposition of business disruption measures such as access restriction orders. The EU’s Digital Services Act (“DSA”) imposes new content moderation obligations, notice and transparency obligations, advertising restrictions and other requirements on digital platforms to protect consumers and their rights online. Noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which are in addition to the ability of civil society organizations and non-governmental organizations to commence class action lawsuits. Australia’s Online Safety Act of 2021 has recently been amended to require certain social media platforms, which may include our Platform, take reasonable steps by the end of 2025 to prevent Australians under the age of 16 from having accounts.
Additionally, we are subject to regulations with respect to advertising, in particular, advertising to minors, and advertising regulations could differ based on the jurisdiction of a user. For example, in the U.S. the Federal Trade Commission (“FTC”) and other regulators restrict deceptive or unfair commercial activities, including in relation to targeted advertising and advertising to minors. As we evolve our advertising products, we may not be able to implement an advertising model that is compliant with regulations in all jurisdictions in which we operate, and advertising regulations could differ based on the jurisdiction of our users.
In the U.S. we are subject to both federal and state legislative initiatives and regulations, such as the proposed Kids Online Safety Act and various state safety regulations, which have and may continue to vary significantly. For example, in 2024 the State of Texas enacted new restrictions on purchasing by minors, including requiring verified parental consent for minors to purchase digital items, including on our Platform. These additional restrictions will likely have an adverse impact on our revenue and bookings from users in Texas in the near term.
In addition, there are ongoing academic, political, and regulatory discussions in the U.S., Canada, European Union, United Kingdom, Australia and other jurisdictions regarding whether certain mechanisms that may be included in experiences on our Platform, such as features commonly referred to as “loot boxes,” and certain genres of experiences, such as social casino, that may reward gambling-like behavior, should be subject to a higher level or different type of regulation than other genres of experiences to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. In some countries such as Belgium and the Netherlands, “loot box” mechanics may be considered gambling, and are restricted as a result. In Australia gaming content containing “loot boxes” requires a mature age rating (age 15+). Other jurisdictions are considering similar limitations or bans on “loot boxes.”

Governmental agencies in any of the countries in which we, our users, developers, or creators are located from time to time have sought and continue to seek to and could in the future seek to impose restrictions on our Platform, our website, operating system platforms, application stores or the internet generally. Compliance with these existing and new regulations, uncertainty over changes in laws and regulations, uncertainty over the scope and interpretation of laws and regulations that may be applicable to us, and conflicting laws and obligations, have led to, and will continue to lead to increases in the cost of compliance, moderation and doing business and exposes us to possible litigation, fines or other injunctive and monetary penalties. We have been required to and could in the future be required to modify or remove certain content in the experiences on our Platform, change the default settings of our Platform, and modify or disable certain features on our Platform in various jurisdictions. These requirements may impact user engagement, the functionality and effectiveness of our Platform, our ability to operate across demographics and geographies, our developer’s ability to monetize their experiences in some geographies and reduce the overall use or demand for our Platform, which would harm our business, financial condition, and results of operations. We have been required to and could in the future be required to change our business model for specific jurisdictions or subsets of our users, take on more onerous obligations, including, but not limited to, applying for government-issued licenses to operate, establishing a local presence in certain jurisdictions, developing localized product offerings, and storing user information on servers in a country within which we operate. The costs of compliance with, and other burdens imposed by, these laws, regulations, standards, and obligations, could be prohibitively expensive. Requirements to change age ratings of our Platform or of specific content on our Platform may make our Platform less attractive for the younger users and harm our business, financial condition and results of operations. Furthermore, any inability to adequately address these burdens, has led to, and in the future could lead to suspension of our Platform in certain jurisdictions. Restrictions on our ability to offer our Platform or on users’ ability to engage with others on our Platform may have a significant adverse impact on the revenue and bookings that we derive from those jurisdictions, which could materially adversely affect our operating results and our business. We may be required to expend substantial resources or to modify our Platform substantially to comply with evolving laws and regulations, which would harm our business, financial condition and results of operations. In addition, the increased attention upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.
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
We experienced rapid growth in prior periods relative to our quarterly forecast and historic trends, which may not be indicative of our financial and operating results in future periods. The activity levels experienced in prior periods were attributed in part to the impact of the COVID-19 lockdowns in 2020 and 2022, which led to increased demand for our business, were not sustainable, and our growth rates have moderated in most markets. The long-term impact to our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict. For example, our bookings increased 171% from the year ended December 31, 2019 to the year ended December 31, 2020, while our bookings increased 24% from the year ended December 31, 2023 to the year ended December 31, 2024. Our revenue, bookings, and user base growth rates have slowed and may continue to slow, and we may not experience any growth in bookings or our user base during periods where we are comparing against historical periods. We believe our overall market acceptance, revenue growth, and increases in bookings depend on a number of factors, some of which are not within our control. There can be no assurance that users will not reduce their usage or engagement with our Platform or reduce their discretionary spending on our Platform, which would adversely impact our revenue and financial condition. If we are unable to continue to maintain the attractiveness of our Platform to developers, creators, and users, they may no longer seek new experiences in our Platform, which would result in decreased market acceptance, fewer bookings, and lower revenue and could harm our operations.

We depend on effectively operating with third-party operating systems, hardware, and networks that may make changes affecting our operating costs, as well as our ability to maintain our Platform which would hurt our ability to operate our business.
For the year ended December 31, 2024, 30% of our revenue was attributable to Robux sales through the Apple App Store and 16% of our revenue was attributable to Robux sales through the Google Play Store. Because of the significant use of our Platform on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware. We are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various software application stores that make our application and experiences available to our developers, creators, and users. These policies and terms of service govern the availability, promotion, distribution, content, and operation of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our Platform and those changes may be unfavorable to us and our developers’, creators’, and users’ use of our Platform. If an operating system provider or application store limits or discontinues access to, or changes the terms governing, its operating system or store for any reason, it could adversely affect our business, financial condition, or results of operations.
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
Purchases of Robux and other products (e.g., prepaid gift cards) or services on our Platform are facilitated through third-party online distribution channels and third-party payment processors. We utilize these distribution channels, such as Amazon, Apple, Blackhawk, ePay, Google, Incomm, PayPal, Stripe, Microsoft, Sony’s PlayStation Network and Xsolla, to receive cash proceeds from purchases of Robux. For our experiences accessed through mobile platforms such as the Apple App Store and the Google Play Store and consoles, we are required to share a portion of the proceeds from in-game sales with the platform and console providers. For operations through the Apple App Store and Google Play Store, we are obligated to pay up to 30% of any money paid by users on our Platform to Apple and Google and this amount could increase. For operations through console providers, such as Microsoft Xbox and Sony PlayStation, we are obligated to pay around 30% of any money paid by users on our Platform, and these amounts could also increase. These costs are expected to remain a significant operating expense for the foreseeable future. If the amount these platform providers charge increases, it could have a material impact on our ability to pay developers and our results of operations. Each provider of an operating system, application store or console may also change its fee structure or add fees associated with access to and use of its operating system, which could have an adverse impact on our business. There has been litigation, as well as governmental inquiries over application store fees, and Apple or Google could modify their platform in response to such litigation and inquiries in a manner that may harm us. Any scheduled or unscheduled interruption in the ability of our users to transact with these distribution channels could adversely affect our payment collection and, in turn, our revenue and bookings.
Additionally, we do not directly process purchases made on our Platform or the exchange of earned Robux for fiat currency through our Developer Exchange Program. Information on those purchases or exchanges (e.g., debit and credit card numbers and expiration dates, personal information, and billing addresses) is disclosed to the third-party online platform and service providers facilitating purchases or exchanges of Robux for fiat currency by users (such as Stripe, Xsolla, and Tipalti). We do not have control over the security measures of those providers, and their security measures may not be adequate. We could be exposed to litigation and possible liability if our users’ (including our developers’) transaction information involving their purchases or exchanges for fiat currency are compromised, which could harm our reputation and our ability to attract users and may materially adversely affect our business.

We also rely on the stability of such distribution channels and their payment transmissions, and third-party payment processors for the continued payment services provided to our users. If any of these providers fail to process or ensure the security of users’ payments for any reason, our reputation may be damaged and we may lose our paying users and developers interested in our Developer Exchange Program, developers may be discouraged from creating on our Platform, and users may be discouraged from making purchases on our Platform in the future, which, in turn, would materially and adversely affect our business, financial condition, and prospects.
In addition, from time to time, we or our partners encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative consumer perceptions of our Platform services. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines, our users’ card approval rate may be impacted and we may be subject to additional card authentication requirements. The termination of our ability to process payments on any major payment method would significantly impair our ability to operate our business. Further, the Consumer Financial Protection Bureau (“CFPB”) has issued a regulation to exercise authority to conduct supervisory examinations over large nonbank technology companies offering digital funds transfer and payment wallet apps. Accordingly, the third-party online distribution channels and third-party payment processors on which we rely, to the extent they are covered by the CFPB’s regulation, may face external pressures that could impose additional compliance costs, impact their ability to offer digital payment services, and affect our relationships with them over time or have other adverse impacts upon our business and our ability to serve users and developers.
The success of our business model is contingent upon maintaining a strong reputation and brand, including our ability to provide a safe online environment for our users, many of whom are children, to experience, and if we are not able to provide such an environment, our business will suffer dramatically.
Our Platform hosts a number of experiences intended for audiences of varying ages, a significant percentage of which are designed to be experienced by children. As a user-generated content platform, it is relatively easy for developers, creators, and users to upload content that can be viewed broadly. We continue to make significant efforts to provide a safe, civil and enjoyable experience for users of all ages. Although illicit activities are in violation of our terms and policies, and we attempt to block objectionable material and ban bad actors from our Platform, we are unable to prevent all such violations from occurring and banned actors have, at times, been able to evade our detection systems and regain access to our Platform through alternative accounts.
We invest significant technical and human resources to prevent inappropriate content on our Platform by using a range of tools and policies, including several designed to review all images, audio, and video at the time of upload in order to block inappropriate content before users have a chance to encounter it on our Platform. Notwithstanding our efforts, from time to time, inappropriate content is successfully uploaded onto our Platform and can be viewed by others prior to being identified and removed by us. Additionally, in some of our experiences users are able to generate in-experience content which may not be detectable by our automated moderation systems.
Moreover, measures intended to make our Platform more attractive to an older, age verified audience, such as less highly moderated or unmoderated chat and the introduction of experiences with mature content, and new methods of communication could fail to gain sufficient market acceptance by its intended audience and may create the perception that our Platform is not safe for younger users. This in turn has caused and may continue to cause some operating system providers, application stores, or regulatory agencies to require a higher age rating for our Platform, which could cause us to become less available to younger users and harm our business, financial condition, and results of operations. For example, USK, who are responsible for game ratings in Germany, increased our age rating from USK12 to USK16 in January 2025. We have at times experienced negative media coverage related to content that is age-restricted on our Platform but is mischaracterized in the media as being accessible to younger users and therefore has impacted our reputation as a safe online environment for children. At times, content that is age-restricted, but not violative of our terms for teenagers, may still be in poor taste or considered crude, and therefore lead to negative media attention.

Further, children may attempt to evade our age verification system, which could lead them to be exposed to inappropriate content or behavior by participating in experiences that are not age-appropriate or gaining access to features we have restricted to older users. While we have introduced Content Maturity Labels that enable users to make informed decisions about the experiences they interact with and we have introduced additional parental controls that help parents and caregivers manage their child’s experience on our Platform, users from time to time, notwithstanding our efforts, have been able to evade our systems, and have been exposed to content that may not be age-appropriate. In addition, as more of our brand partners, developers, and creators offer physical products for sale through our Platform, younger users may be able to purchase products that may not be age-appropriate. Unintentional access to content or physical products could cause harm to our audience and to our reputation of providing a safe environment for younger users. If we are unable to sufficiently limit, or are perceived as not being able to sufficiently limit, all or substantially all age-inappropriate content and physical products to only users who have been verified as being the appropriate age for such content or goods, then parents and children could lose their trust in the safety of our Platform, which would harm our overall acceptance by these audiences and would likely result in significantly reduced revenue, bookings, profitability, and ultimately, our ability to continue to successfully operate our Platform.
In addition to limiting content to age-appropriate audiences and blocking other inappropriate content, we have statutory obligations under U.S. federal law to block or remove child pornography and report apparent offenses to the National Center for Missing and Exploited Children. While we have dedicated technology and trained human moderator staff that can detect and remove sexual content involving children, there have been instances where such content has been uploaded, and any unforeseen future non-compliance by us or allegations of non-compliance by us with respect to U.S. federal laws on child pornography or the sexual exploitation of children could significantly harm our reputation, create criminal liability, and could be costly and time consuming to address or defend. We may also be subject to additional criminal liability related to child pornography or child sexual exploitation under other domestic and international laws and regulations.
We believe that maintaining, protecting, and enhancing our reputation and brand is critical to grow the number of developers, creators, and users on our Platform, especially given the safe and civil atmosphere that we strive to achieve for our users, many of whom are children. Maintaining, protecting, and enhancing our brand will depend largely on our ability to continue to provide reliable high-quality, engaging, and shared experiences on our Platform. If users, developers, or creators do not perceive our Platform to be reliable or of high quality, the value of our brand could diminish, thereby decreasing the attractiveness of our Platform. Further, we have faced and are currently defending allegations that our Platform has been used by criminal offenders to identify and communicate with children and to possibly entice them to interact off-Platform, outside of the restrictions of our moderated chat, content blockers, and other on-Platform safety measures. While we devote considerable resources to prevent this from occurring, we are unable to prevent all such interactions from taking place. We have also received and expect to continue to receive a high degree of media coverage alleging the use of our Platform for illicit or objectionable ends. For example, we have experienced negative media publicity from traditional media sources and self-described short seller investors, related to the age of some of our developers, the content that developers produce, our operating metrics and disclosures, the strength of our moderation practices, and the conduct of users on our Platform that may be deemed illicit, explicit, profane, or otherwise objectionable. Additional unfavorable publicity has covered our privacy, cybersecurity or data protection practices, terms of service, product changes, product quality, litigation or regulatory activity, our use of generative AI, the actions of our users, and the actions of our developers or creators whose products are integrated with our Platform.
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
We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Our DAU growth rate has fluctuated in the past and may slow in the future due to various factors including: the introduction of new or updated experiences or virtual items on our Platform; our ability to personalize and feature relevant experiences to our users; performance issues with our Platform; the removal of popular experiences or virtual items on our Platform including due to copyright or other legal violations that may or may not be within our control; the availability of our Platform across markets and user demographics, which may be impacted by regulatory or legal requirements, including the use of verifiable parental consent; changes to the default settings on our Platform overall or for specific user groups; higher market penetration rates and competition from a variety of entertainment sources for our users and their time. In addition, our strategy seeks to expand the age groups and geographic markets that make up our users. If and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in DAUs will need to come from other age or geographic cohorts, which may be difficult, costly, or time consuming for us to achieve. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. If the growth rate in our key metrics such as DAUs or hours engaged slows or becomes stagnant, or we have a decline in one of our key metrics such as DAUs or hours engaged, or we fail to effectively monetize new or existing users, our financial performance could be significantly harmed.
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
Our Platform relies on our developers and creators to create experiences and virtual items on our Platform for our users, and we believe the interactions between and within the developer, creator, and user communities on our Platform create a thriving and organic ecosystem, and this network effect drives our growth. To facilitate and incentivize the creation of experiences and virtual items by developers, our Platform offers developers an opportunity to earn Robux, a virtual currency on our Platform, which, as described in our terms of use, is a license to engage in experiences and/or obtain virtual items. When virtual items are acquired on our Platform, the originating developer or creator earns a portion of the Robux paid for the item. Developers are able to exchange their accumulated earned Robux for fiat currency under certain conditions outlined in our Developer Exchange Program. In addition, we have paid access experiences where developers can offer access to their experiences to users for a set price in fiat currency and in exchange earn a higher revenue share of these user purchases. While we have millions of developers and creators on our Platform, 50% of in-experience hours engaged in experiences were spent in the top 50 experiences in the month ending December 31, 2024. We continuously review and revise our Platform policies to enhance regulatory compliance and the trust and safety of our Platform. Changes to our Platform policies may reduce the ability of developers to monetize their experience. The loss of any of our top developers could have a material impact on our business, financial condition, and operations. If we fail to provide a sufficient return to developers, they may elect to develop user-generated content on other platforms, which would result in a loss of revenue.

We spend substantial amounts of time and money to research, develop, and enhance versions of our Platform to incorporate additional features, improve functionality or other enhancements and prioritize user safety and security in order to meet the rapidly evolving demands of our developers, creators, and users. Developments and innovations on our Platform may rely on new or evolving technologies which may at times be still in development and may never be fully developed. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. Despite our efforts, users, developers, or creators may become dissatisfied with our Platform technology, billing or payment policies, our handling of personal data, or other aspects of our Platform. If we fail to adequately address these or other user, developer, or creator complaints, negative publicity about us or our Platform could diminish confidence in and the use of our Platform. If we do not provide the right technologies, education or financial incentives to our developers and creators, they may develop fewer experiences or virtual items or be unable to or choose not to monetize their experiences, and our users may elect to not participate in the experiences or acquire the virtual items, and, thus, our Platform, revenue, and bookings could be adversely affected. Additionally, if we fail to anticipate developers’ and creators’ needs, the quality of the content they create may not attract users to engage with experiences and result in a decline of users on our Platform. When we develop new or enhanced features for our Platform, we typically incur expenses and expend resources upfront to develop, market, promote, and sell new features, and we may not be able to realize some or all of the anticipated benefits of these investments.
If we experience outages, constraints, disruptions, or degradations in our services, Platform support and/or technological infrastructure, our ability to provide sufficiently reliable services to our customers and maintain the performance of our Platform could be negatively impacted, which could harm our relationships with our developers, creators, and users, and, consequently, our business.
Our users expect fast, reliable, and resilient systems to enhance their experience and support their activity on our Platform, which depends on the continuing operation and availability of our Platform from our global network of data centers controlled and operated by us and our external service providers, including third-party “cloud” computing services. We also provide services to our developer and creator community through our Platform, including DevForum and Creator Hub for tutorials, hosting, customer service, regulatory compliance, and translation, among many others. The experiences and technologies on our Platform are complex software products and maintaining the sophisticated internal and external technological infrastructure required to reliably deliver these experiences and technologies is expensive and complex. The reliable delivery and stability of our Platform has been, and could in the future be, adversely impacted by outages, disruptions, failures, or degradations in our network and related infrastructure or those of our partners or service providers, including those stemming from vulnerabilities in authentication mechanism, service spoofing, or the complexities of managing micro-systems architecture.
We have experienced outages from time to time since our inception when the Platform is unavailable for all or some of our users, developers, and creators, including in October 2024, May 2022, October 2021, and at other times during our history. In addition, there may be times when access to our Platform for users, developers, and creators may be temporarily unavailable or limited. This could be due to proactive actions we take while we provide critical updates or as an unexpected outcome of routine maintenance, which most recently occurred in July 2023. Outages can be caused by a number of factors, including a move to a new technology or security vulnerabilities in new or existing technologies, the demand on our Platform exceeding the capabilities of our technological infrastructure, delays or failures resulting from natural disasters, manmade disasters, or other catastrophic events, the migration of data among data centers and to third-party hosted environments, a cyber event or act of terrorism, and issues relating to our reliance on third-party software, third-party application stores, and third parties that host our Platform in areas where we do not operate our own data centers. The unavailability of our Platform, particularly if outages should become more frequent or longer in duration, could cause our users to seek other entertainment options, including those provided by our competitors, which may adversely affect our financial results. If we or our partners or third party service providers experience outages and our Platform is unavailable or if our developers, creators, and users are unable to access our Platform within a reasonable amount of time or at all, as a result of any such events, our reputation and brand may be harmed, developer, creator and user engagement with our Platform may be reduced, and our revenue, bookings and profitability could be, and has been in the past, negatively impacted. We may also experience a negative impact to our financial results as a result of decreased usage on our Platform or decrease of payouts to developers and creators. We may not have full redundancy for all of our systems at all times and our disaster recovery planning may not be sufficient to mitigate the risks posed by technological exploitation used by threat actors and to address all aspects of any consequence or incident or allow us to maintain business continuity at profitable levels or at all. Further, in the event of damage or service interruption, our business interruption insurance policies will not adequately compensate us for losses that we may incur. These factors in turn could further reduce our revenues, subject us to liability, or otherwise harm our business, financial condition, or results of operations.

In addition to the events described above, our data and our technological infrastructure may also be subject to government laws, administrative actions or regulations, changes to legal or permitting requirements, and litigation that could stop, limit, or delay operations. Despite a reliability program focused on anticipating and solving issues that may impact the availability of our Platform and precautions taken at our data centers, such as disaster recovery and business continuity arrangements, the occurrence of spikes in usage volume, the occurrence of a natural disaster, a cyber event or act of terrorism, a decision to close the facilities without adequate notice, our inability to secure additional or replacement data center capacity as needed, or other unanticipated problems at our data centers could result in interruptions or delays on our Platform, impede our ability to scale our operations or have other adverse impacts upon our business and adversely impact our ability to serve our developers, creators, and users.
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
Communications on our Platform are not comprehensively encrypted at this time. As such, any security breach or incident that involves unauthorized access, acquisition, disclosure, or use of communications on our Platform may be particularly impactful to our business. We may experience greater incident response forensics, data recovery, legal fees, and costs of notification related to any such potential incident or vulnerabilities, and we may face an increased risk of reputational harm, regulatory enforcement, and consumer litigation, which could further harm our business, financial condition, results of operations, and future business opportunities.
If the security of our Platform is compromised, it could compromise our and our developers’, creators’, and users’ private information, disrupt our internal operations, and harm public perception of our Platform, which could cause our business and reputation to suffer.
We collect and store personal data and certain other sensitive and proprietary information in the operation of our business, including developer, creator, user and employee information, and other confidential data. While we have implemented measures designed to prevent unauthorized access to or loss of our confidential data, malware, ransomware, viruses, hacking, social engineering, spam, and phishing attacks across our organization, these types of attacks have occurred and may occur on our Platform, our systems, and those of our third-party service providers again in the future. Because of the popularity of our Platform, we believe that we are an attractive target for these sorts of attacks and have seen the frequency of these types of attacks increase over time.
The techniques used by malicious actors to obtain unauthorized access to, or to sabotage our systems or networks, or to utilize our systems maliciously, are constantly evolving and generally are not recognized in the industry until launched against a target. Despite the measures we have taken, we at times have not been able to anticipate these techniques, detect, or react in a timely manner, or implement preventive measures, which has resulted in and could continue to result in, delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents. In addition, the use of open source software in our Platform has exposed us to security vulnerabilities in the past and will likely continue to expose us to security vulnerabilities in the future. For example, in December 2021, a vulnerability in popular logging software, Log4j, was publicly announced, and while we have taken steps to patch these and similar vulnerabilities in our systems, we cannot guarantee that all vulnerabilities have been patched in every system upon which we are dependent or that additional critical vulnerabilities of open source software which we rely upon will not be discovered. Our use of AI in our products and business practices may increase or create additional cybersecurity and privacy risks, including risks of security breaches and incidents.

Our Platform and services operate in conjunction with, and we are dependent upon, third-party products, services, and components. Our ability to monitor our third-party service providers’ cybersecurity is limited, and in any event, attackers may be able to circumvent our third-party service providers’ cybersecurity measures. There have been and may continue to be significant attacks on certain of our third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our Platform and service. Security vulnerabilities, errors, or other bugs in these third-party products, services, or components, and security exploits targeting them or even simply the allegation of a vulnerability or security exploit targeting one of these third-party products, services, or components, has at times and could continue to cause us to face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position. We and our service providers may be unable to anticipate these techniques, react, remediate, or otherwise address any security vulnerability, breach, or other incident in a timely manner, or implement adequate preventative measures.
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
We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those to secure our product development, test, evaluation, and deployment activities, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. The economic costs to us to reduce cyber or other security problems, such as spammers, errors, bugs, flaws, “cheating” programs, defects or corrupted data, could be significant and may be difficult to anticipate or measure. Even the perception of these issues may cause developers, creators, and users to use our Platform less or stop using it altogether, and the costs could divert our attention and resources, any of which could result in claims, demands, and legal liability to us, regulatory investigations and other proceedings, and otherwise harm our business, reputation, financial condition, or results of operations. There could also be regulatory fines or other remedies imposed in connection with certain data breaches that take place around the world. Further, certain laws and regulations relating to privacy, biometrics, cybersecurity, and data protection, such as the California Consumer Privacy Act (“CCPA”), allow for a private right of action, which may lead to consumer litigation for certain data breaches that relate to specified categories of personal information. From time to time, we do identify product vulnerabilities, including through our bug bounty program. Although we have policies and procedures in place designed to promptly characterize the potential impact of such vulnerabilities and develop appropriate patching or upgrade recommendations and also maintain policies and procedures related to vulnerability scanning and management of our internal corporate systems and networks, such policies and procedures may not be followed or detect every issue, and from time to time, we have, and may in the future again, need to proactively disable access to our Platform in order to provide necessary patching or upgrades.
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
We operate our Platform throughout the world and are subject to risks and challenges associated with international business. For the year ended December 31, 2024, approximately 79% of our DAUs and 37% of our revenue was derived from outside the U.S. and Canada region. We intend to continue to expand internationally, and this expansion is a critical element of our future business strategy. However, as we continue to expand internationally, including into developing countries where consumer discretionary spending is relatively weak, while our DAUs increase, the growth rate of our bookings could decelerate due to weaker spending by users from those regions, and our ABPDAU has been and may continue to be negatively impacted. While we have a number of developers, creators, and users outside of the U.S., we have limited offices located outside of the U.S. and Canada, and there is no guarantee that our international expansion efforts will be successful. The risks and challenges associated with expanding our international presence and operations include:
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
•compliance with multiple, ambiguous, or evolving laws and regulations, including those relating to employment, tax, content regulation, online safety, privacy, data protection, anti-corruption, import/export, customs, anti-boycott, sanctions and embargoes, antitrust, data transfer, storage and security, content monitoring, preclusion, and removal, online entertainment offerings, advertising and consumer protection in general, and industry-specific laws and regulations, particularly as these rules apply to interactions with users under the age of 18;
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
These and other factors could harm our ability to generate revenue and bookings outside of the U.S. and, consequently, adversely affect our business, financial condition and results of operations. We may not be able to expand our business and attract users in international markets and doing so will require considerable management attention and resources. International expansion is subject to the particular challenges of supporting a business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. We may not be able to offer our Platform in certain countries, and expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face. For example, in August 2024 we learned that our Platform was blocked in the Republic of Türkiye and we are working with the local authorities with the goal of resolving it.
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
Additionally, we may not succeed in further monetizing our Platform and user base. As a result, our user growth, user engagement, financial performance and ability to grow revenue could be significantly harmed if we fail to increase or maintain DAUs; our user growth outpaces our ability to monetize our users, including if our user growth occurs in markets that are not profitable; we fail to provide the tools and education to our developers and creators to enable them to monetize their experiences and developers do not create engaging or new experiences for users; we fail to increase the overall number of developers and creators on our Platform; we fail to establish a successful advertising model; we fail to increase or maintain the amount of time spent on our Platform, the number of experiences, or variety of genres of experiences, that our users engage with, or the usage of our technology for our developers; we fail to increase the features of our Platform, allowing it to more broadly serve the entertainment, education, communication and business markets; we fail to increase penetration and engagement across all demographics, including our goal of reaching ten percent of the global gaming software market, or measures intended to make our Platform more attractive to older-age verified users create the perception that our Platform is not safe for young users; or the experiences on our Platform do not maintain or gain popularity.
Continuing to manage our growth effectively may require expanding our internal IT systems, technological operations infrastructure, financial infrastructure, and operating and administrative systems and controls. In addition, we have expended in the past and may in the future expend significant resources to launch new features and changes on our Platform that we are unable to monetize, which may significantly harm our business. Any future growth would add more complexity to our organization and require effective coordination across our organization, and an inability to do so would adversely affect our business, financial conditions, and results of operations.
Only a small portion of our users regularly purchase Robux compared to all users who use our Platform in any period. Our ability to continue to attract and retain paying users will depend in part on our ability to consistently provide our paying users with a quality experience and features. If our users do not perceive our offerings, or the offerings of our developers and creators, to be of value, or if we introduce new or adjust existing features or pricing in a manner that is not favorably received by them, we may not be able to attract and retain payers or be able to convince users to become paying users of such additional service offerings, and we may not be able to increase the amount of revenue from our user base. If users fail to purchase Robux at rates similar to or greater than they have historically and if we fail to attract new paying users, or if our paying users fail to continue interacting with the Platform and purchasing Robux as they increase in age, our revenue will suffer. Users may reduce their spend on our Platform for many reasons, including a perception that they do not use the service sufficiently, the need to reduce household expenses, competitive services that provide a better value or experience or as a result of changes in pricing. If our efforts to attract and retain paying users are not successful, our business, operating results, and financial condition may be adversely impacted.

If we are not successful in our efforts to develop virtual platform-wide events or live experiences on our Platform, our business could suffer.
We have undergone efforts to develop the live and limited time events and experiences available on our Platform, such as virtual platform-wide events, concerts, classrooms, and other meeting types, and to offer commercial partners with branding opportunities in conjunction with key events, such as a product launch. There is no guarantee that these efforts will be successful or that users will engage with these experiences. New features or enhancements and changes to the existing features of our Platform, such as virtual reality applications, could fail to attain sufficient market acceptance for many reasons, including failure to predict market demand accurately in terms of functionality and to supply features that meet this demand in a timely fashion; defects, errors, or failures; negative publicity about performance, safety, privacy, or effectiveness; delays in releasing new features or enhancements on our Platform; and introduction or anticipated introduction of competing products by competitors. The failure to obtain market acceptance for these live experiences would negatively affect our business, financial condition, results of operations, and brand.
Introduction of new technology could harm our business and results of operations.
The market for an immersive platform for connection and communication is a new and evolving market characterized by rapid, complex, and disruptive changes in technology and user, developer, and creator demands that could make it difficult for us to effectively compete. The expectations and needs of our users, developers, and creators are constantly evolving. Our future success depends on a variety of factors, including our continued ability to innovate, introduce new products and services efficiently, enhance and integrate our products and services in a timely and cost-effective manner, extend our core technology into new applications, and anticipate technological developments. If we are unable to react quickly to new technology trends—for example the continued growth of generative AI solutions which affects the ways developers create experiences or may affect the way users consume virtual goods—it may harm our business and results of operation. The expertise in AI, as well as other emerging technologies, can be difficult and costly to obtain given the increasing focus on AI development and competition for talent. Further, social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. AI presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in our use of AI.
We have incorporated, and are continuing to develop and deploy, AI in our products and the operations of our business. Our use of generative AI in aspects of our Platform may present risks and challenges that could increase as AI solutions become more prevalent. The Roblox Cloud may be more relied upon in the future to facilitate increasingly complex decision-making as it integrates hardware and accelerated machine learning AI, including generative AI, for a broad range of compute tasks, including enhanced non-player characters, improved personalization, synthetic content generation, and enhanced automation of the player experience. However, AI algorithms may be flawed. Datasets may be insufficient or contain biased information. It is possible that at some point the Roblox Cloud may make decisions unpredictably or autonomously, which can raise new or exacerbate existing ethical, technological, legal, and other challenges, and may negatively affect the performance of the Roblox Platform and the user, developer, and creator experience. While we have and will continue to implement safeguards, these deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm.
There are also many new and evolving laws and regulations focused on the use of AI. For example, on May 21, 2024, the Council of the European Union approved the latest draft of the Artificial Intelligence Act (“AI Act”) which was published in the Official Journal of the EU on July 12, 2024. The AI Act proposes a framework of prohibitions as well as disclosure, transparency and other regulatory obligations based on various levels of risk for businesses introducing AI systems in the EU. Once the AI Act becomes effective, certain provisions could require us to alter or restrict our use of AI both in features or products available to our users and in our systems that interact with our users, depending on respective levels of risk-categorization, types of systems, and manner of use, under the AI Act. The AI Act also may require us to comply with monitoring and reporting requirements. As a result, we may need to devote substantial time and resources to evaluate our obligations under the AI Act and to develop and execute a plan designed to promote compliance. Noncompliance with the AI Act could result in fines of up to €35 million or 7% of annual global turnover for the previous year, whichever is higher. There have been numerous other laws and bills proposed at the U.S. federal and state level, as well as internationally, aimed at regulating the deployment or provision of AI systems and services. This includes the Colorado AI Act, which was passed and will become effective February 1, 2026, and, similar to the AI Act, provides for a regulatory risk-based framework.

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
Additionally, there are users who have multiple accounts, fake user accounts, or fraudulent accounts created by bots to inflate user activity for a particular user, developer or creator on our Platform. These actions may be to make the developer’s or creator’s experience or other content appear more popular than it really is or they may be to enable users to level up or otherwise progress in an experience more rapidly. Detecting and taking action with respect to such issues requires considerable judgment and is technically challenging. We strive to detect and minimize fraud, the use of bots, and unauthorized use of our Platform, and while these practices are prohibited in our terms of service and we implement measures to detect and suppress that behavior, when we are unsuccessful, our operating results may be negatively affected.
In addition, some of our demographic data may also be incomplete or inaccurate. For example, because users self-report their dates of birth, our age demographic data may differ from our users’ actual ages. If our users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate.
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

We rely on suppliers for data center capacity and certain components of the equipment we use to operate our Platform and any disruption in the availability of data center capacity or components could delay our ability to expand or increase the capacity of our Platform or replace defective equipment.
We rely on suppliers for data center capacity and several components of the equipment we use to operate our Platform. Our reliance on these suppliers exposes us to risks, including reduced control over costs and constraints based on the current availability, terms, and pricing of these components and data center capacity. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source for network equipment and servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts are completed. In addition, the technology equipment industry has experienced component shortages and delivery delays, and we have and may in the future experience shortages or delays, including as a result of increased demand in the industry, such as due to rapid growth in AI demand, natural disasters, export and import control restrictions, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have data centers and edge data centers that support our Platform. For example, supply chain constraints for servers and other networking equipment required for our operations has resulted and could in the future result in disruptions and delays for these components and the delivery and installation of such components at our data centers and edge data centers. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of hardware components or data center availability may delay the opening of new data centers, edge data centers, co-location facilities or the creation of fully redundant operations, limit capacity expansion, or replacement of defective or obsolete equipment at existing data centers and edge data centers or cause other constraints on our operations that could damage our ability to serve our developers, creators, and users.
Some developers, creators, and users on our Platform may make unauthorized, fraudulent, or illegal use of Robux and other digital goods or experiences on our Platform, including through unauthorized third-party websites or “cheating” programs.
Robux and digital goods on our Platform have no monetary value outside of our Platform, but users have made and may in the future make unauthorized, fraudulent, or illegal sales and/or purchases of Robux, other digital goods and Roblox accounts on or off of our Platform, including through unauthorized third-party websites in exchange for fiat currency or to facilitate online wagers. For example, some users have made fraudulent use of credit cards owned by others to purchase Robux and offer the purchased Robux for sale at a discount on third-party websites. For the year ended December 31, 2024, total chargebacks to us from all fraud was approximately 3.41% of bookings.
While we regularly monitor and screen usage of our Platform with the aim of identifying and preventing these activities, and regularly monitor third-party websites for fraudulent Robux or digital goods offers as well as regularly send cease-and-desist letters to operators of these third-party websites, we are unable to control or stop all unauthorized, fraudulent, or illegal transactions in Robux or other digital goods that occurs on or off of our Platform. Although we are not responsible for such unauthorized, fraudulent, and/or illegal activities conducted by these third parties, our user experience may be adversely affected, and users and/or developers may choose to leave our Platform if these activities are pervasive. These activities have and may in the future result in negative publicity, disputes, and legal claims, and measures we take in response may be expensive, time consuming, and disruptive to our operations.
In addition, unauthorized, fraudulent, and/or illegal purchases and/or sales of Robux, Roblox accounts, or other digital goods on or off of our Platform, including through third-party websites, bots, fake accounts, or “cheating” or malicious programs that enable users to exploit vulnerabilities in the experiences on our Platform or our partners’ websites and platforms, and could reduce our revenue and bookings by, among other things, decreasing revenue from authorized and legitimate transactions, increasing chargebacks from unauthorized credit card transactions, or causing us to lose revenue and bookings from dissatisfied users who stop engaging with the experiences on our Platform. Additionally, such prohibited activity could increase costs that we incur to develop technological measures to curtail unauthorized transactions and other malicious programs, or could reduce other operating metrics.
Under our community rules for our Platform, which developers, creators, and users are obligated to comply with, we reserve the right to temporarily or permanently ban individuals for breaching our Terms of Use or Community Standards, including by engaging in any illegal activity on the Platform. We have banned individuals as a result of unauthorized, fraudulent, or illegal use of our Platform, Robux or other digital goods on our Platform. We have also employed technological measures to help detect unauthorized Robux transactions and continue to develop additional methods and processes through which we can identify unauthorized transactions and block such transactions. However, there can be no assurance that our efforts to prevent or minimize these unauthorized, fraudulent, or illegal transactions will be successful.

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
A significant part of our business strategy and culture is to focus on long-term growth and developer, creator, and user experience over short-term financial results. We expect our expenses to continue to increase in the future as we broaden our developer, creator, and user community, as developers, creators, and users increase the amount and types of experiences and virtual items they make available on our Platform and the content they consume, as we continue to seek ways to increase payments to our developers and as we develop and further enhance our Platform, expand our technical infrastructure and data centers, and hire additional employees to support our expanding operations. As a result, in the near- and medium-term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability. We expect to continue making significant expenditures to grow our Platform and develop new features, integrations, capabilities, and enhancements to our Platform for the benefit of our developers, creators, and users. We will also be required to invest in our internal IT systems, technological operations infrastructure, financial infrastructure, and operating, compliance and administrative systems and controls. Such expenditures may not result in improved business results or profitability over the long-term. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts, investors and our stockholders, the trading price of our Class A common stock may decline.
We may require additional capital to meet our financial obligations and support business growth, and this capital might not be available on acceptable terms or at all.
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, improve our Platform and operating infrastructure or acquire complementary businesses, personnel, and technologies. Accordingly, we may need to engage in additional equity or debt financings. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of our Class A common stock. Any debt financing that we secure in the future could involve offering security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. General market conditions including trading volatility affecting technology companies may reduce our ability to access capital on favorable terms or at all. Also, to the extent outstanding additional shares subject to options and warrants to purchase our capital stock are authorized and exercised, there will be further dilution. The amount of dilution could be substantial depending on the size of the issuance or exercise. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition or results of operations may be harmed.

The popularity of our Lua scripting language is a key driver of content creation and engagement with our Platform, and if other programming languages or platforms become more popular with our developers, it may affect engagement with and content creation for our Platform.
Roblox experiences are programmed using our Lua scripting language on the Roblox Platform. In order to enhance the attractiveness of our Platform to potential developers, we have made our Lua scripting language available without charge. Lua scripting language permits developers on the Roblox Platform to develop customized add-on features for their own or others’ use, and we have provided education to our developers on how to write add-on programs using Lua scripting language. As part of this strategy, we have encouraged the development of an active community of Lua programmers similar to those which have emerged for other software platforms. The widespread use and popularity of our Lua scripting language is critical to creating engaging content on and demand for our Platform. If developers do not find our Lua scripting language or our Platform simple and attractive for developing content or determine that our Lua scripting language or other features of our Platform are undesirable or inferior to other scripting languages or platforms, or Lua scripting language becomes unavailable for use by the developers for any reason, they may shift their resources to developing content on other platforms, and our business may be harmed.
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
Additionally, if AWS were to experience a hacking attack or other security incident, it could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our developers’, creators’, and users’ data or disrupt our ability to provide our Platform or service. A prolonged AWS service disruption affecting our cloud-native Platform for any of the foregoing reasons would adversely impact our ability to serve our users, developers, and creators and could damage our reputation with current and potential users, developers, and creators, expose us to liability, result in substantial costs for remediation, cause us to lose users, developers, and creators, or otherwise harm our business, financial condition, or results of operations. We may also incur significant costs for using alternative hosting cloud infrastructure services or taking other actions in preparation for, or in reaction to, events that damage or interfere with the AWS services we use.
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
We compete for users, developers, and creators. We compete to attract and retain our users’ attention and their hours engaged with other global technology leaders such as Amazon, Apple, Meta Platforms, Google, Microsoft, and Tencent, global entertainment companies such as Comcast, Disney, ViacomCBS, and Warner Bros Discovery, global gaming companies such as Activision Blizzard (now owned by Microsoft), Electronic Arts, Take-Two, Epic Games, Krafton, NetEase, and Valve, online content platforms including Netflix, Spotify, and YouTube, as well as social platforms such as Facebook, TikTok, Instagram, WhatsApp, Pinterest, X, Reddit, Discord and Snap.

We also rely on developers and creators to create the content that leads to and maintains user engagement (including maintaining the quality of experiences). We compete to attract and retain developers and engineering talent with gaming and metaverse platforms such as Epic Games, Unity, Meta Platforms, and Valve Corporation, which also give developers the ability to create or distribute interactive content. We do not have any agreements with our developers that require them to continue to use our Platform for any time period. Some of our developers have developed attractive businesses in developing content, including games, on our Platform. While we have millions of developers and creators on our Platform, 50% of in-experience hours engaged in experiences were spent in the top 50 experiences in the month ending December 31, 2024. In the future, if we are unable to continue to provide value to these developers and they have alternative methods to publish and commercialize their offerings, they may not continue to provide content to our Platform. Should we fail to provide compelling advantages to continued use of our ecosystem to developers, they may elect to develop content on competing interactive entertainment platforms. Should we fail to control botting and other forms of automated play on our Platform, developers, creators and users may find our Platform less attractive and may elect to engage on competing interactive entertainment platforms. If a significant number of our developers no longer provide content, we fail to increase the number of developers using our Platform, or developers and creators whose experiences account for a substantial portion of our Hours Engaged choose to leave our Platform, we may experience an overall reduction in the quantity and quality of our experiences, which could adversely affect users’ interest in our Platform and lead to a loss of revenue opportunities and harm our results of operations.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. For the year ended December 31, 2024, approximately 79% our DAUs and 37% of our revenue was derived from outside the U.S. and Canada region. While we periodically adjust the price of Robux to account for the relative value of this local currency to the U.S. dollar, these adjustments are not immediate nor do they typically exactly track the underlying currency fluctuations. As a result, rapid appreciation of the U.S. dollar against these foreign currencies has harmed and may in the future harm our reported results and cause the revenue derived from our foreign users and overall revenue to decrease. In addition, even if we do adjust the cost of our Robux in foreign markets to fluctuations in the U.S. dollar, such fluctuations could change the costs of purchasing Robux to our users outside of the U.S., which may adversely affect our business, results of operations and financial condition, or improve our financial performance.
We also incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Additionally, global events as well as geopolitical developments, and inflation have caused, and may in the future cause, global economic uncertainty, and uncertainty about the interest rate environment, which could amplify the volatility of currency fluctuations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of our expenses being higher which may not be offset by additional revenue earned in the local currency. This could impact our reported results of operations. To date, we have not engaged in any hedging strategies and any such strategies, such as forward contracts, options, and foreign exchange swaps related to transaction exposures that we may implement in the future to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

We plan to continue to make acquisitions and investments in other companies, which could require significant management attention, disrupt our business, dilute our stockholders, and significantly harm our business.
As part of our business strategy, we have made and intend to make acquisitions and investments to add or access specialized employees and complementary companies, features, and technologies. Our ability to acquire and successfully integrate larger or more complex companies, features, and technologies is unproven. In the future, we may not be able to find other suitable acquisition or investment candidates, and we may not be able to complete acquisitions, investments or similar strategic transactions on favorable terms, if at all. The pursuit of potential acquisitions or investments may divert the attention of management and cause us to incur significant expenses related to identifying, investigating, and pursuing suitable targets, whether or not they are consummated. Our previous and future acquisitions and investments may not achieve our goals, and any future acquisitions or investments we complete could be viewed negatively by users, developers, creators, partners, or investors. In addition, if we fail to successfully close transactions or integrate new teams into our corporate culture, or fail to integrate the features and technologies associated with acquisitions or investments, our business could be significantly harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition, including accounting charges which could be recognized as a current period expense. We also may not achieve the anticipated benefits of synergies from the target business, may encounter challenges with incorporating the acquired features and technologies into our Platform while maintaining quality and security standards consistent with our brand, or may fail to identify security vulnerabilities in acquired technology prior to integration with our technology and Platform. We may also incur unanticipated liabilities that we assume as a result of acquiring companies, including claims related to the acquired company, its offerings or technologies or potential violations of applicable law or industry rules and regulations arising from prior or ongoing acts or omissions by the acquired business that were not discovered during diligence. We will pay cash, incur debt, or issue equity securities to pay for any acquisitions or investments, any of which could significantly harm our financial results. In addition, it generally takes several months after the closing of an acquisition to finalize the purchase price allocation. Therefore, it is possible that our valuation of an acquisition may change and result in unanticipated write-offs or charges, impairment of our goodwill, or a material change to the fair value of the assets and liabilities associated with a particular acquisition, any of which could significantly harm our business. Selling equity to finance any such acquisition would also dilute our stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
The U.S. government recently introduced regulations that require notification of or prohibit certain transactions by U.S. persons with entities in China or with linkages to China (the “Outbound Investment Rules”). The Outbound Investment Rules could apply to certain intracompany activities between Roblox and Roblox China Holding Corp or Luobu, as well as other Roblox investments or activities with entities in China or with linkages to China. The Outbound Investment Rules regulations could also limit the ability of others to transact certain business with the Company if those transactions involve or benefit, directly or indirectly Roblox China Holding Corp, Luobu or other Company operations in China. Where the Outbound Investment Rules apply to a given transaction, it might limit our ability to carry out our long-term business strategy.
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
As of December 31, 2024, we had federal net operating loss carryforwards of $2,382.3 million, which do not expire, federal net operating loss carryforwards of $10.7 million, which begin to expire in 2037, state net operating loss carryforwards of $1,433.7 million, which begin to expire in 2025, and foreign net operating loss carryforwards of $64.8 million, which begin to expire in 2025. Utilization of our net operating loss carryforwards and other tax attributes may be subject to limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. All of the $2,382.3 million of federal net operating losses are carried forward indefinitely but the deductibility of these losses is generally limited to 80% of current year taxable income. Our net operating loss carryforwards may also be subject to limitations under state law. For example, California legislation enacted in June 2024 limits the use of state net operating loss carryforwards and tax credits for tax years beginning on or after January 1, 2024 and before January 1, 2027. If our net operating loss carryforwards and other tax attributes expire before utilization or are subject to limitations, our business and financial results could be harmed.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors or our publicly announced guidance, and changes in our business may not be immediately reflected in our operating results.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For example, the majority of the virtual items available on our Platform are durable virtual items, which, when acquired, are recognized ratably over the estimated period of time the virtual items are available to the user (estimated to be the average lifetime of a paying user). Every quarter, we complete an assessment of our estimated average lifetime of a paying user, which is used for revenue recognition of durable virtual items and calculated based on historical monthly retention data for each paying user cohort to project future participation on our Platform. We calculate the average historical monthly retention data by determining the weighted average of monthly paying users that have spent time on our Platform. In 2021, our estimated average lifetime of a paying user was 23 months. In the first quarter of 2022, we updated our estimated average lifetime of a paying user from 23 months to 25 months and in the third quarter of 2022 we increased the estimated average lifetime of a paying user from 25 months to 28 months. The estimated average lifetime of a paying user remained at 28 months through the first quarter of 2024. In the second quarter of 2024, the estimated average lifetime of a paying user decreased to 27 months. Based on the carrying amount of deferred revenue and deferred cost of revenue as of March 31, 2024, the change resulted in an increase in our fiscal year 2024 revenue and cost of revenue by $98.0 million and $20.4 million, respectively.
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
Our results of operations may be harmed if we are required to collect sales, value added, or other similar taxes for the purchase of our virtual currency, for the sale of digital content, or purchase of physical goods, between our developers, creators, and users.
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
Further, many jurisdictions have also adopted or are considering adopting marketplace facilitator laws that shift the burden of tax collection to online marketplaces. In certain states, we may be characterized as a marketplace facilitator for the sale of digital content or physical goods between our developers, creators, and users, and in such instances, we may need to invest substantial amounts to modify our solutions or business model to be able to meet any reporting and collection obligations with respect to sales, value added, or similar taxes. A successful assertion by a jurisdiction that we should have been or should be collecting additional sales, value added, or other taxes for the sale of content or physical goods between our developers, creators, and users, could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential users, developers, or creators from subscribing to our Platform, or otherwise harm our business, results of operations, and financial condition.

We may not realize the benefits expected through our China joint venture.
In February 2019, we entered into a joint venture agreement with Songhua River Investment Limited, referred to as Songhua, an affiliate of Tencent Holdings Limited (“Tencent Holdings”), under which we created Roblox China Holding Corp (the “China JV”), of which we own a 51% ownership interest. Through a wholly-owned subsidiary based in Shenzhen, branded as “Luobu,” the China JV is engaged in the development, localization, and licensing to Chinese creators of a Chinese version of Roblox Studio. Luobu also develops and oversees relations with local Chinese developers and helps them build and publish experiences and content for our global Platform. In December 2020, Shenzhen Tencent Computer Systems Co. Ltd (“Tencent”), received a required publishing license from the Chinese government, which enabled Tencent to publish a localized version of the Roblox Client as a game in China under the name “Luobulesi.” The license could be withdrawn if Tencent fails to comply with applicable existing or future regulations. Such withdrawal could significantly impair or eliminate the ability to publish and operate Luobulesi in China. The Luobulesi app is not currently available to users in China while we and Tencent build the next version of Luobulesi.
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
Relations may also be compromised if the U.S. pressures the Chinese government regarding its monetary, economic, or social policies. Changes in political conditions in China and changes in the state of China-U.S. relations are difficult to predict and could adversely affect the operations or financial condition of the China JV. In addition, because of our proposed involvement in the Chinese market, any deterioration in political or trade relations might result in our products being perceived as less attractive in the U.S. or elsewhere. In January 2025, the U.S. Department of Defense (“DOD”) added Tencent Holdings to its list of Chinese military companies operating directly or indirectly in the United States under section 1260H of the National Defense Authorization Act for Fiscal Year 2021 (“1260H List”). Beginning in June 2026, this may restrict our ability to resell goods and services of Tencent Holdings to the DOD. The designation may also result in negative publicity for us and the China JV. Further regulatory changes adding Tencent Holdings to additional lists or export and sanctions related restricted or prohibited parties or further controls on entities viewed as connected to the Chinese military could impact our ability to work with Tencent Holdings. The Committee on Foreign Investment in the U.S. (“CFIUS”) has continued to apply a more stringent review of certain foreign investment in U.S. companies, including investment by Chinese entities, and has made inquiries to us with respect to Tencent Holding’s equity investment in us and involvement in the China JV. We cannot predict what effect any further inquiry by CFIUS into our relationship with Tencent and Tencent Holdings, developments with respect to the 1260H List, or changes in China-U.S. relations overall may have on our ability to effectively support the China JV or on the operations or success of the China JV.
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
The United Kingdom maintains the Data Protection Act of 2018 and the UK GDPR, which collectively implement and complement the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or 4% of annual global revenues of the previous year. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Such adequacy decision must, however, be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR of 2018 and other United Kingdom data protection laws or regulations may develop in the medium to longer term, nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated.
In addition, various local, national, and foreign laws and regulations apply to our operations, including the Children’s Online Privacy Protection Act (“COPPA”), in the U.S., Article 8 of the GDPR and similar regulations in other jurisdictions. COPPA imposes strict requirements on operators of websites or online services directed to children under 13 years of age (or 16 years of age under other regulatory regimes). We estimate that approximately 40% of our DAUs were under the age of 13 during the year ended December 31, 2024. COPPA requires companies to obtain verifiable parental consent before collecting personal information from children under the age of 13. Both the U.S. federal government and the states can enforce COPPA and violations of COPPA can lead to significant fines. The FTC released final amendments to its COPPA Rule on January 16, 2025, that, among other things, expand the scope of covered information, provide for revised notices, and impose new data retention and information security obligations. Following an executive order that froze all then-pending federal regulations as of January 20, 2025, the amended COPPA Rule is pending further review and may be subject to additional modifications. No assurances can be given that our compliance efforts will be sufficient to avoid allegations of COPPA violations, and any non-compliance or allegations of non-compliance could expose us to significant liability, penalties and loss of revenue, significantly harm our reputation, and could be costly and time consuming to address or defend. To the extent we rely on consent for processing personal data under the GDPR, consent or authorization from the holder of parental responsibility is required in certain cases for the processing of personal data of children under the age of 16, and member states may enact laws that lower that age to 13. Additionally, in certain jurisdictions the law may allow minors to disaffirm their contracts, including our Terms of Use. If minors on our Platform are able to avoid enforcement of our Terms of Use under applicable law, it could have a material adverse impact on our business, financial condition, results of operations, and cash flow.
We continue to monitor updated guidance from the United Kingdom’s Information Commissioner Office (“ICO”) on the Age Appropriate Design Code (“AADC”), which focuses on online safety and protection of children’s privacy online. The AADC became enforceable on September 2, 2021. Noncompliance with the AADC may result in publicized investigations, substantial fines, audits or other proceedings by the ICO, and other regulators in the EEA or Switzerland, as noncompliance with the AADC may indicate noncompliance with applicable data protection law. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and laws and regulations of applicable EU Member States and the United Kingdom relating to privacy, cybersecurity, and data protection in connection with any measures we take to comply with them.

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
In addition, the CCPA, which established a new privacy framework for covered businesses in California, such as ours, went into effect in January 2020, requiring us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The CCPA was significantly modified and supplemented by the California Privacy Rights Act (“CPRA”), which was approved in November 2020. The CPRA went into effect on January 1, 2023 and, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new agency to implement and enforce the law. Further, the CCPA has prompted similar legislative developments in other states in the U.S., including laws enacted in Virginia, Colorado, Utah, Connecticut, Florida, Iowa, Indiana, Montana, Tennessee, Oregon, Delaware, Texas, New Hampshire, New Jersey, Kentucky, Maryland, Nebraska, Rhode Island and Minnesota. These developments create the potential for a patchwork of overlapping but different state laws. Other states, including California, Utah and Arkansas, have passed legislation imposing substantial new obligations upon companies that offer online services, products, or features “likely to be accessed” by children 17 years of age or under, or certain types of social media and digital services, respectively. The California legislation includes certain requirements and principles from the AADC including, among other things, data protection impact assessments and the implementation of privacy by design. The laws in Utah, Florida, and Arkansas impose restrictions and obligations in connection with users who are, or are deemed to be, under 18, including access restrictions and restrictions on abilities for minors to create accounts. Many states have also passed their own laws that require verifiable parental consent before allowing children to create an account or that otherwise impact companies that process children’s personal data. In June 2024, the New York governor signed a bill into law that prohibits covered social media companies from providing individuals under 18 with “addictive feeds,” as a significant part of their services and imposes obligations on such companies that prohibits the collection, use, sharing, and sale personal data of individuals under 18 unless it is strictly necessary, or where informed consent is obtained. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business. The impact of these recent regulations and potential future regulations related to privacy, cybersecurity, data protection, and related matters, such as age verification, are far-reaching, create a patchwork of overlapping but different laws, and have required and may continue to require us to, modify practices, policies, features and Platform defaults, incur substantial costs and expenses, and at times restrict our operations. Additionally, requirements for verified parental consent before allowing children to create an account may limit the use of our Platform or reduce our overall demand for our Platform, which could harm our business, financial condition, and results of operations.

We believe we take reasonable efforts to comply with all applicable laws, regulations, and other legal obligations and certain industry codes of conduct relating to privacy, cybersecurity, and data protection. However, it is possible that the obligations imposed on us by applicable laws and regulations, industry codes of conduct or other actual or asserted obligations relating to privacy, cybersecurity, data protection, or related matters may be interpreted and applied in inconsistent manners and may conflict with other rules or our practices in certain jurisdictions. Additionally, due to the nature of our service, we are unable to maintain complete control over cybersecurity or the implementation of measures that reduce the risk of a security breach or incident. For example, our customers may accidentally disclose their passwords or store them on a mobile device that is “SIM swapped,” lost, or stolen, creating the perception that our systems are not secure against third-party access. Any failure or perceived failure by us to comply with our privacy policies, our obligations to users or other third parties relating to privacy, cybersecurity, data protection, or related matters, or our other policies or actual or asserted obligations relating to privacy, cybersecurity, data protection, or related matters, or any actual or perceived compromise of security, including any such compromise that results in the unauthorized loss, unavailability, modification, release, transfer, or other processing of personal information or other user, developer or creator data, may result in governmental investigations and enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others and could cause our developers, creators, and users to lose trust in us, any or all of which could have an adverse effect on our business, financial condition, or results of operations.
Legal and regulatory restrictions on virtual currencies like Robux, prepaid gift cards and payment-related activities may adversely affect our Platform, experiences, and virtual items on our Platform, which may negatively impact our revenue, bookings, business, and reputation.
The regulations that apply to virtual currencies in the jurisdictions in which we operate are subject to change. It is possible that regulators in the U.S. or elsewhere may take regulatory actions in the future that restrict our ability to license Robux, allow users to acquire or use other digital goods available on our Platform, or that prohibit developers or creators on our Platform from earning Robux. In addition, we make prepaid gift cards available for sale internationally that may be used to redeem Robux and our Developer Exchange Program allows developers to exchange their accumulated earned Robux for fiat currency under certain conditions. We are or may be subject to a variety of laws and regulations globally, including those governing anti-money laundering and prepaid cards. Regulators may impose restrictions or bans on our ability to operate our Developer Exchange Program or on the sale of prepaid gift cards. Any such restrictions or prohibitions may adversely affect our Platform, business, revenue, bookings and our developers. In the United States, the SEC, its staff, and similar state regulators have deemed certain virtual currencies to be securities subject to regulation under the federal and state securities laws. While we do not consider Robux to be a security, if Robux were subject to the federal or state securities laws of the U.S., we may be required to redesign our Platform considerably, in a manner that would be disruptive to operations and costly to implement, which may threaten the viability of the Platform. We may also be subject to enforcement or other regulatory actions by federal or state regulators, as well as private litigation, which could be costly to resolve. For example, some existing laws regarding the regulation of currency, money transmitters and other financial institutions, and unclaimed property have been interpreted to cover virtual currencies, like Robux.
The increased use of interactive entertainment offerings like ours by consumers, including younger consumers, have prompted and may continue to prompt calls for more stringent consumer protection laws and regulations throughout the world that may impose additional burdens on companies such as ours making virtual currencies like Robux available for sale. The U.S. Consumer Financial Protection Bureau (“CFPB”) has announced that it is monitoring business practices in video gaming marketplaces and gaming currencies for compliance with federal consumer financial protection laws, and has proposed new interpretations of existing law that would regulate both under the Electronic Funds Transfer Act. Increased regulatory scrutiny may increase compliance obligations and require us to devote legal and other resources and make changes to our Platform to address such regulation, which may negatively impact our revenue and profitability. Any inability, or perceived inability, to comply with existing or new compliance obligations issued by the CFPB or any other regulatory authority could lead to regulatory investigations, or result in administrative or enforcement action, such as fines, penalties, and/or enforceable undertakings and adversely affect us and our results of operations.
Although we have structured our virtual currency, prepaid gift cards and the Developer Exchange Program with applicable laws and regulations in mind, in some jurisdictions, the application or interpretation of applicable laws and regulations is not clear and a regulator could subject us to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results. If a relevant regulator disagreed with our analysis of and compliance with applicable laws, we may be required to seek licenses, authorizations, or approvals from those regulators, which may be dependent on us meeting certain capital and other requirements and may subject us to additional regulation and oversight, all of which could significantly increase our operating costs.
Regulatory scrutiny, changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere that prohibit us from making Robux available on our Platform would require us to make significant changes to our Platform or require us to take on more onerous compliance obligations, which would materially impair our business, financial condition, and operating results.

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
Changes in tax laws and unclaimed property audits by governmental authorities could have a material adverse effect on our business, cash flow, results of operations or financial conditions.
We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax liability and reporting obligations and effective tax rates and otherwise adversely affect our tax positions, cost of compliance, and/or our tax liabilities. Certain jurisdictions, such as Canada, the United Kingdom and France, have enacted a digital services tax on certain digital revenue streams. Other jurisdictions, such as Brazil, have proposed indirect tax reform which may impose value added tax on the sales of electronically supplied services. Such laws and other attempts to impose taxes on e-commerce activities would likely increase the cost to us of operating our business, discourage potential customers from subscribing to our Platform, or otherwise adversely affect our business, results of operations or financial conditions. In addition, a number of U.S. states, the U.S. federal government, and foreign jurisdictions have implemented and may impose reporting or recording-keeping obligations for digital platforms. These new requirements may require us to modify our data processing and reporting practices and policies, which may cause us to incur substantial costs and expenses to comply.
In addition, the Organization for Economic Cooperation and Development has proposed the Pillar One framework as part of the OECD/G20 Base Erosion and Profit Shifting Project, which would revise existing profit allocation and nexus rules to require profit allocation based on location of sales versus physical presence for certain large multinational businesses, but if implemented, could result in the removal of unilateral digital services tax initiatives described above.
Any developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our compliance costs, effective tax rate, and our operating results.

In addition, we are subject to unclaimed property escheat laws which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time. We are subject to state audits with regard to our escheatment practices. The legislation and regulations related to unclaimed property matters tend to be complex and subject to varying interpretations by government authorities. Although we believe that the positions we have taken are reasonable, authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for unclaimed property, interest and penalties in excess of accrued liabilities. An unfavorable resolution of assessments by a governmental authority could have a material adverse effect on our financial condition, results of operations and cash flows in future periods.
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
With regard to our international business, we have engaged with business partners and third-party intermediaries to market our solutions and obtain necessary permits, licenses, and other regulatory approvals. We or our employees, agents, representatives, business partners or third-party intermediaries have had direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees, agents, representatives, business partners or third-party intermediaries, even if we do not authorize such activities and notwithstanding having policies, training, and procedures designed to address compliance with these laws, we cannot assure you that no violations of our policies or these laws will occur.
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
We have been and may in the future become subject to intellectual property disputes, costs, and awards of damages and/or injunctive relief as a result of these disputes, and we are subject to liability for our intellectual property that we license to third parties. Our success depends, in part, on our ability to develop and commercialize our Platform without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, there is no assurance that our technologies or Platform will not be found to infringe, misappropriate, or otherwise violate the intellectual property rights of third parties. We also have entered into agreements with third parties to manufacture and distribute merchandise based on user content on our Platform, and there is a possibility that such content could be found to be infringing. Lawsuits are time-consuming and expensive to resolve and they divert management’s time and attention. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. Companies in the internet, technology, and gaming industries own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain a higher profile, the possibility of intellectual property rights and other claims against us grows. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them.

We have a number of issued patents. We have also filed a number of additional U.S. and foreign patent applications, but these applications may not successfully result in issued patents. Any patent litigation against us may involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents and patent applications may provide little or no deterrence as we would not be able to reach meaningful damages if we assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from exercising intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we could be forced to limit or cease access to our Platform or cease business activities related to such intellectual property. In addition, we may need to settle litigation and disputes on terms that are unfavorable to us. We may be required to make substantial payments for legal fees, settlement fees, damages, royalties, license, or other fees in connection with a claimant securing a judgment against us. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, or results of operations. Any intellectual property claim asserted against us, or for which we are required to provide indemnification, may require us to cease selling or using or to recall products that incorporate the intellectual property rights that we allegedly infringe, misappropriate, or violate; make substantial payments for legal fees, settlement payments, or other costs or damages; obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or redesign or rebrand the allegedly infringing products to avoid infringement, misappropriation, or violation, which could be costly, time-consuming, or impossible.
Furthermore, certain federal statutes in the U.S. may apply to us with respect to various activities of our users, including the Digital Millennium Copyright Act of 1998 (“DMCA”) and Section 230 of the Communications Decency Act (“CDA”). For example, we filter communications to eliminate speech we determine to be offensive based on our objective of creating a civil and safe place for all users. Bills have recently been proposed in Congress calling for a range of changes to Section 230 of the CDA which include a complete repudiation of the statute to modifications of it in such a way as to remove certain social media companies from its protection. The FCC may also consider reforms to Section 230 of the CDA, which could include taking action to limit the scope of Section 230 of the CDA and certain liability protections provided to online service providers and other entities. The U.S. Supreme Court has also heard two cases in its most recent term that may result in substantial changes to the scope of protection provided to interactive computer services such as Roblox. If Section 230 of the CDA were so repealed, amended, or modified by judicial determination we could potentially be subject to liability if we continue to censor speech, even if that speech were offensive to our users, or we could experience a decrease in user activity and revenues if we are unable to maintain a safe environment for our users if certain blocking and screening activities are prohibited by law. In addition, certain states have either passed or are debating laws that would create potential liability for moderating or removing certain user content. While we believe these laws are of dubious validity under the U.S. Constitution and in light of Section 230 of the CDA, they nevertheless present some risk to our content-moderation efforts going forward.
While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the DMCA, the CDA, the fair-use doctrine in the U.S. and the DSA in the EU, differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by developers, creators, or users or otherwise contributed by third parties to our Platform. As an example, Article 17 of the Directive on Copyright in the Digital Single Market was passed in the EU, which affords copyright owners some enforcement rights that may conflict with U.S. safe harbor protections afforded to us under the DMCA. Member states in the EU are in the process of determining how Article 17 will be implemented in their particular country. In addition, the EU’s DSA became fully applicable on February 17, 2024. The DSA imposes additional obligations as provided under the E-Commerce Directive and includes new content moderation obligations, notice and transparency obligations, advertising restrictions and other requirements on digital platforms to protect consumers and their rights online. In countries in Asia and Latin America, generally there are no similar statutes to the CDA or the DSA. The laws of countries in Asia and Latin America generally provide for direct liability if a platform is involved in creating such content or has actual knowledge of the content without taking action to take it down. Further, laws in some Asian countries also provide for primary or secondary liability, which can include criminal liability, if a platform fails to take sufficient steps to prevent such content from being uploaded. Although these and other similar legal provisions provide limited protections from liability for platforms like ours, if we are found not to be protected by the safe harbor provisions of the DMCA, CDA or other similar laws, or if we are deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, including Article 17, we may owe substantial damages, and our brand, reputation, and financial results may be harmed.
Additionally, any content used to create, or created by using, generative AI tools may not be subject to copyright protection, the determination of which may adversely affect our intellectual property rights in, or ability to commercialize or use, such tools or the content. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other issues, the outcome of any one of which may, amongst other things, require us to limit the ways in which we use AI in our business. While AI-related lawsuits to date have generally focused on the AI service providers themselves, our use of any output produced by generative AI tools may expose us to claims, increasing our risks of liability.

Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. Moreover, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. We expect that the occurrence of asserted infringement claims will grow as the market for our Platform grows. Accordingly, our exposure to damages resulting from infringement claims could increase, and this could further exhaust our financial and management resources.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Some of our agreements with third parties include indemnification provisions under which we agree to indemnify these third parties for losses suffered or incurred as a result of claims of intellectual property infringement, or other liabilities relating to or arising from our software, services, Platform, or other contractual obligations. Large indemnity payments could harm our business, results of operations, and financial condition. Although we typically contractually limit our liability with respect to such indemnity obligations, those limitations may not be fully enforceable in all situations, and we may still incur substantial liability under the applicable agreements. Any dispute with a third-party with respect to such obligations could have adverse effects on our relationship with such a party and harm our business and results of operations.
Failure to protect or enforce our intellectual property rights or the costs involved in such enforcement would harm our business.
Our success depends to a significant degree on our ability to obtain, maintain, protect, and enforce our intellectual property rights, including our proprietary software technology, our know-how, and our brand. We rely on a combination of trademarks, trade secret laws, patents, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, and enforce our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, or fail to continuously innovate and advance our technology, our competitors could gain access to our proprietary technology and develop and commercialize substantially identical products, services, or technologies. In addition, defending our intellectual property rights might entail significant expense and may not ultimately be successful.
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
We rely, in part, on trade secrets, proprietary know-how, and other confidential information to maintain our competitive position. While we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including suppliers and other partners, we cannot guarantee that we have entered into such agreements with every entity that has or may have had access to our proprietary information, know-how, and trade secrets or that has or may have developed intellectual property in connection with an engagement with us. Moreover, there are no assurances that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our Platform. These agreements may be breached, and we may not be able to detect any such breach and may not have adequate remedies for any such breach even if we know about it.

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
To date, the public trading price of our Class A common stock has been volatile, similar to other newly public companies that have historically experienced highly volatile trading prices. The public trading price of our Class A common stock may fluctuate in response to various factors, including those listed in this financial report, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the public trading price of our Class A common stock include the following:
•the number of shares of our Class A common stock made available for trading;
•sales or expectations with respect to sales of shares of our Class A common stock by holders of our Class A common stock including our directors, officers, and significant holders;
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Founder, President, CEO, Chair of our Board of Directors, and largest stockholder, David Baszucki, and his affiliates, beneficially own 100% of our outstanding Class B common stock, together as a single class, representing a substantial percentage of the voting power of our capital stock, which voting power may increase over time as Mr. Baszucki exercises or vests in his equity awards. Mr. Baszucki and his affiliates could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. We believe we are eligible for, but do not intend to take advantage of, the “controlled company” exemption to the corporate governance rules for NYSE-listed companies. We cannot predict whether our dual class structure will result in a lower or more volatile trading price of our Class A common stock, in adverse publicity, or other adverse consequences. The dual class structure of our common stock may trigger actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure, which could result in the trading price of our Class A common stock being adversely affected. Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our Class A common stock.

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
We are and/or may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, privacy, biometrics, cybersecurity, data protection, product liability, consumer protection, false and misleading advertising, employment, class action, whistleblower, contract, securities, tort, civil Racketeer Influenced and Corrupt Organizations Act, human trafficking, unfair competition, and other litigation claims, including claims related to our advertising practices and use of generative AI, and governmental and other regulatory investigations and proceedings. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. We are and may continue to be subject to legal proceedings asserting claims arising from allegations that we have facilitated gambling by users of our Platform including by minors, that we have misrepresented the safety of our Platform, that our Platform is addictive or otherwise unsafe, that we unlawfully or unfairly benefit from child labor, and that we have misrepresented information about our user base, that we have engaged in copyright infringement, that we have engaged in unlawful employment practices, and suits related to our refund policies. In lawsuits brought on behalf of child users, the court may allow minors to disaffirm or avoid enforcement of our Terms of Use, depending on the circumstances. We have and may continue to be subject to legal proceedings asserting claims on behalf of shareholders related to allegations that discussions of our growth prospects have been misleading and unsustainable due to concerns related to safety and our implementation of parental controls on the Platform and claims that our leadership has engaged in insider trading. In particular, on August 1, 2023, a putative class action was filed against us in the United States District Court for the Northern District of California captioned Colvin v. Roblox asserting various claims arising from allegations that minors used third-party virtual casinos to gamble Robux and on March 14, 2024, Gentry v. Roblox was filed in the United States District Court for the Northern District of California premised on substantially identical allegations as Colvin v. Roblox. The two cases were consolidated on April 18, 2024. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. We have our headquarters and a large employee presence in San Mateo, California, an area which in recent years has been increasingly susceptible to fires, severe weather events, and power outages, any of which could disrupt our operations, and which contains active earthquake zones. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, rolling blackouts or power loss, telecommunications failure, pandemic, geopolitical conflict such as the Russian invasion of Ukraine and the conflict in the Middle East stemming from Hamas’ attack against Israel, cyber-attack, war, other physical security threats or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our Platform development, lengthy interruptions in our Platform, breaches of security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Acts of terrorism and similar events would also cause disruptions to the internet or the economy as a whole. Global climate change could also result in natural disasters occurring more frequently or with more intense effects, which could cause business interruptions. The long-term effects of the COVID-19 pandemic and recovery from it on society and developer, creator, and user engagement remain uncertain, and a subsequent health crisis or pandemic, as well as the actions taken by various governmental, business and individuals in response, will impact our business, operations and financial results in ways that we may not be able to accurately predict. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Our disaster recovery plan may not be sufficient to address all aspects of any unanticipated consequence or incident, we may not be able to maintain business continuity at profitable levels or at all, and our insurance may not be sufficient to compensate us for the losses that could occur.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We have an enterprise-wide information security program that is designed to identify, protect, detect, and respond to significant cybersecurity risks and threats and we have integrated this program into our overall enterprise risk management systems and processes. We routinely assess material risks from cybersecurity threats, including taking reasonable steps to detect any potential unauthorized occurrence on or behaviors conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. We maintain an incident response plan designed to identify, evaluate, respond to, and recover from a cybersecurity incident. The plans are designed to be flexible so that they may be adapted to an array of potential scenarios, and provide for the creation of cross-functional incident response teams in the event of a cybersecurity incident. We also periodically conduct testing, simulations, and tabletop exercises to help support our overall preparedness for a cybersecurity incident.
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
Following our risk assessments, we evaluate when and how to design, implement, and maintain reasonable safeguards to minimize the identified risks and address any identified gaps in existing safeguards, and proceed with such design, implementation, and maintenance as deemed appropriate. We devote significant resources and designate high-level personnel, including our Chief Information Security Officer (“CISO”) who reports to our Chief People and Systems Officer, to manage the risk assessment and mitigation process. Our CISO has served in various roles in information technology and information security for over 15 years, including leading information security initiatives and incident response at two other large public companies and serving as the Chief Security Officer for the Arkansas Department of Human Services and working for the United States Department of Defense. He has an MS in Information Assurance from the University of Advanced Technology in Arizona and a BS in Computer Science from the University of Arkansas at Little Rock.
All employees receive cybersecurity training during their onboarding. In addition, we have implemented a cybersecurity awareness program designed to educate employees on best security practices, emerging risk areas, and how to identify and report security threats. We include security expectations in employee performance management systems. We also engage third-party service providers in connection with our risk assessment process and certain risk management processes. Our collaboration with these third-party service providers includes threat assessments, risk analyses, assessments of the effectiveness of our cybersecurity program, policies and practices, and consultations on opportunities and potential enhancements to strengthen our cybersecurity program.

We perform risk-tiered information security risk reviews for certain third-party service providers who have access to sensitive Company, user or employee information, reviewing areas such as data protection, endpoint management and protection, phishing, business continuity, and incident response management. We contractually require certain third-party service providers with access to our information technology systems, sensitive business data, and/or personal information to implement and maintain appropriate security controls and provide for contractual restrictions on their ability to use our data. Certain of our service providers are contractually required to notify us promptly of information security incidents that may affect our systems or data, including personal information.
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
The Audit and Compliance Committee (the “ACC”) is central to the Board of Directors’ oversight of cybersecurity risks and has been delegated the primary responsibility for this domain. The ACC is composed of independent board members with diverse expertise including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively. The ACC has also engaged a cybersecurity advisor to assist them in cybersecurity matters. In overseeing the Company’s cybersecurity risks and mitigation strategies, at least quarterly the CISO, members of management, and the ACC’s cybersecurity advisor, review and discuss with the ACC guidelines, practices and policies to identify, monitor, and address enterprise risks, including cybersecurity risks. The ACC then oversees and monitors management’s plans to address such risks.
Our CISO, and management committee on cybersecurity consisting of our Chief People and Systems Officer, General Counsel, Chief Financial Officer, and CISO, are primarily responsible for assessing and managing our material risks from cybersecurity threats and overseeing our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our CISO, and our management committee on cybersecurity, are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents includes both manual reviews and automated reviews of our systems and data, a bug bounty program, self-reporting, participation in information sharing forums on cybersecurity, proactive education of our service providers and product and application security reviews.
In the event of a cybersecurity incident, the CISO is equipped with a well-defined incident response plan to guide response actions. This incident response plan includes immediate actions to assess and mitigate the impact of the incident, long-term strategies for remediation and prevention of future incidents, and provides for internal notification of the incident functional areas (e.g. legal) as well as senior leadership and the ACC of the Board of Directors, as appropriate.
Our CISO provides briefings to the ACC at least quarterly regarding, among other topics, recent notable cybersecurity incidents, even if immaterial, and the Company’s response, cybersecurity systems testing results, the Company’s cybersecurity threat landscape, which includes emerging risks and threats, compliance with regulatory requirements and industry standards.
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
During the last fiscal year, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that materially affected the Company, including its business strategy, results of operations, or financial condition. However, we face ongoing and increasing cybersecurity risks, including those from threat actors who are becoming more sophisticated and effective over time. If realized, these risks may materially affect the Company.
For additional information regarding the cybersecurity risks we face, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factors entitled “Risks Related to Our Business: If the security of our Platform is compromised, it could compromise our and our developers’, creators’, and users’ private information, disrupt our internal operations, and harm public perception of our Platform, which could cause our business and reputation to suffer.”

Item 2. Properties
On January 1, 2025, we relocated our corporate headquarters to a new leased office complex in San Mateo, California. As of December 31, 2024, all of our San Mateo-based employees had been re-located to the new corporate headquarters, which consists of approximately 752,546 square feet, with lease terms expiring between 2029 and 2035.
In addition, we continue to lease approximately 427,271 square feet of office space at our prior corporate headquarters in San Mateo, California, with lease terms expiring between 2027 and 2031. We have sub-leased approximately 140,684 square feet of the office space from our prior corporate headquarters to various sub-lessees, with sub-lease terms expiring in 2027.
We lease additional office space internationally in Canada, the United Kingdom, China, South Korea, and India. We also operate several data centers in the U.S. in Florida, Georgia, Illinois, New Jersey, Texas, Virginia, California, and Washington and around the world including in France, Germany, Hong Kong, Japan, Singapore, the Netherlands, India, Australia, and the United Kingdom pursuant to various lease agreements.
We believe our existing facilities are adequate to meet our current requirements and for our operations in the foreseeable future.
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
Holders of Record
As of February 3, 2025, there were 1,689 stockholders of record of our Class A common stock. The actual number of holders of our Class A common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
As of February 3, 2025, there were 3 holders of record of our Class B common stock. All shares of our Class B common stock are beneficially owned by David Baszucki.
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
The performance graph below shows the cumulative total return to our stockholders between March 10, 2021 (the date that our Class A common stock commenced trading on the NYSE) through December 31, 2024, in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes (i) that $100 was invested in our Class A common stock at its closing price on March 10, 2021 and in each of the S&P 500 Index and the S&P 500 Information Technology Index at their respective closing prices on February 28, 2021, and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

*$100 invested on March 10, 2021 in Roblox Class A common stock or February 28, 2021 in index, including reinvestment of dividends. Fiscal year ending December 31.
Unregistered Sales of Equity Securities
Other than any sales that were already disclosed under a Current Report on Form 8-K or Quarterly Report on Form 10-Q , there have been no other sales of unregistered securities by the Company during the years ended December 31, 2024, 2023, and 2022.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with the consolidated financial statements, and the related notes appearing under “Consolidated Financial Statements and Supplementary Data” in Item 8 of this filing. This discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and “Special Note Regarding Operating Metrics” included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future. Unless the context otherwise requires, all references in this report to “Roblox,” the “Company”, “we,” “our,” “us,” or similar terms refer to Roblox Corporation and its subsidiaries.
This section of our Annual Report on Form 10-K discusses our financial condition as of and results of operations for the fiscal years ended December 31, 2024 and 2023, as well as year-to-year comparisons between fiscal years 2024 and 2023. A discussion of our financial condition as of and results of operations for the fiscal year ended 2022 and year-to-year comparisons between fiscal years 2023 and 2022 that is not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Our mission is to connect a billion users with optimism and civility. We are constantly improving the ways in which our Platform supports shared experiences, ranging from how these experiences are built by an engaged community of developers and creators to how they are enjoyed and safely accessed by users across the globe. We also believe there is a strong potential to capture a greater percentage of global gaming revenue within the Roblox ecosystem. Our goal is to make it as easy as possible for creators and developers to build better experiences, including games, expand content into new genres, and ultimately reach more users.
Consistent with our free to play business model, a small portion of our users have historically been payers. For example, in the year ended December 31, 2024, of our 82.9 million average DAUs, only approximately 1.0 million represented our average daily unique paying users. Similarly, in the year ended December 31, 2024, our average daily bookings per DAU was $0.14, whereas our average daily bookings per daily unique paying user was $11.48. We believe that maintaining and growing our overall number of DAUs, including the number of DAUs who may not purchase and spend Robux, is important to the success of our business. As a result, we believe that the number of DAUs who choose to purchase and spend Robux will continue to constitute a small portion of our overall users.
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
Our primary areas of investment have been, and we expect will continue to be, our developer and creator community, and the people, technology, and infrastructure, including our trust and safety systems, required to keep improving the Roblox Platform while maintaining and building a safe and civil online community. These areas of focus are how we drive the business, and along with payment processing fees, represent our primary operating costs.

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
Average Daily Active Users (“DAUs”)
We define a DAU as a user who has logged in and visited Roblox through our website or application on a unique registered account on a given calendar day. If a registered, logged in user visits Roblox more than once within a 24-hour period that spans two calendar days, that user is counted as a DAU only for the first calendar day. We track DAUs as an indicator of the size of the audience engaged on our Platform. We believe that the long-term growth in DAUs reflects the increasing value of our Platform.

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

We believe that DAUs, hours engaged, and bookings are highly correlated and over long periods of time, we would expect hours engaged to grow slightly faster than DAUs, and bookings to grow faster than hours engaged. There are many reasons, but generally over long periods of time, as the content on our Platform improves and DAUs increase in tenure, hours engaged tends to go up. Similarly, over time as the content improves and our Platform functionality gets better, we expect more users to become payers and for payers, on average, to increase their purchase of Robux which drives up both average bookings per monthly unique payer and overall bookings per hour engaged. Further, we expect growth in our payers and monetization to lead to growth in revenue and bookings. Within any given month or quarter, the behavior of the metrics has not been, and will not always be, consistent.
Average Bookings per DAU (“ABPDAU”)
We define ABPDAU as bookings in a given period divided by the DAUs for the same period. We use ABPDAU as a way to understand our monetization across our users.
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
We use these measures to understand our monetization across our payers.

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
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to bookings, for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Reconciliation of revenue to bookings:
Revenue	$3,601,979	$2,799,274
Add (deduct):
Change in deferred revenue	792,434	742,308
Other	(25,317)	(20,802)
Bookings	$4,369,096	$3,520,780
Adjusted EBITDA
Adjusted EBITDA represents our GAAP consolidated net loss, excluding interest income, interest expense, other (income)/expense, provision for/(benefit from) income taxes, depreciation and amortization expense, stock-based compensation expense, and certain other nonrecurring adjustments and differs from Covenant Adjusted EBITDA which is used in certain covenant calculations specified in the indenture governing our senior notes due 2030 (the “Indenture”). Refer to the section titled “Liquidity and Capital Resources” for the definition of and discussion on Covenant Adjusted EBITDA.
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
The following table presents a reconciliation of consolidated net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Reconciliation of consolidated net loss to Adjusted EBITDA:
Consolidated net loss	$(940,614)	$(1,158,937)
Add (deduct):
Interest income	(179,531)	(141,818)
Interest expense	41,184	40,707
Other (income)/expense, net	11,530	527
Provision for/(benefit from) income taxes	4,114	454
Depreciation and amortization expense(1)	226,437	208,142
Stock-based compensation expense	1,015,794	867,967
RTO severance charge(2)	1,274	5,228
Other non-cash charges(3)	—	6,988
Adjusted EBITDA	$180,188	$(170,742)
(1)For the twelve months ended December 31, 2024, includes a one-time charge of $17.9 million related to the re-assessment of the estimated useful life of certain software licenses, resulting in the acceleration of their remaining depreciation within infrastructure and trust & safety expenses in the third quarter of 2024.
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
The following table presents a reconciliation of net cash and cash equivalents provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Reconciliation of net cash and cash equivalents provided by operating activities to free cash flow:
Net cash and cash equivalents provided by operating activities	$822,316	$458,180
Deduct:
Acquisition of property and equipment	(179,646)	(320,667)
Purchases of intangible assets	(1,370)	(13,500)
Free cash flow	$641,300	$124,013
Acquisition of property and equipment primarily includes tenant improvements related to our leased office spaces and data centers, servers, infrastructure equipment, and capitalized software licenses.
Changes in Accounting Estimate
At the onset of each quarter, we complete an assessment of our estimated average lifetime of a paying user, which is used for revenue recognition of durable virtual items and calculated based on historical monthly retention data for each paying user cohort to project future participation on the Roblox Platform. Following that assessment and effective April 1, 2024, we updated our estimated paying user life from 28 months to 27 months, where it remained through December 31, 2024. The decrease was partially attributed to COVID-19 impacted payer cohorts dropping out of the estimated average lifetime of a paying user calculation (as we consider historical monthly retention data), whose average lives generally trended higher than more recent payer cohorts, along with the other qualitative factors including macroeconomic factors, competition, and availability of the Platform. Based on the carrying amount of deferred revenue and deferred cost of revenue as of March 31, 2024, the change resulted in an increase in our fiscal year 2024 revenue and cost of revenue by $98.0 million and $20.4 million, respectively.
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
Costs and expenses
We allocate shared costs, such as certain facilities (including rent and depreciation on equipment and leasehold improvements shared by all departments), software costs, and certain other operating expenses, to all departments based on headcount. As such, allocated shared costs are reflected in each expense category, with the exception of cost of revenue and developer exchange fees expense.
Personnel costs generally include employee expenses (salaries, benefits, and stock-based compensation expense) and contractor expenses, and are reflected in each expense category, with the exception of cost of revenue and developer exchange fees. In the years ended December 31, 2024 and 2023, personnel costs were $1,849.2 million and $1,654.9 million, respectively.
Cost of revenue
Cost of revenue primarily consists of third-party payment processing fees charged by the various distribution channels in connection with sales of our virtual currency. We initially defer payment processing fees and recognize them as expense over the same period as the respective revenue. Cost of revenue also includes sales tax expense for jurisdictions where the Company does not collect sales tax from the purchaser at the time of the sale and costs associated with the printing of prepaid cards.
Cost of revenue as a percentage of revenue is affected by shifts in user purchasing preferences and trends. While in recent years, we saw a shift of our sales toward prepaid card distribution channels and credit card sales directly through our website, which are subject to lower processing fees compared to other distribution channels, such as the Apple App Store, Google Play Store, and consoles such as Xbox and PlayStation, we have seen this trend moderate over the last several quarters with some seasonal variations. We expect to see the overall distribution channel mix shift based on user purchasing preferences, including those influenced by Robux offerings made by the Company, demographics, and seasonal variations in future periods.
We intend to use nearly all of any efficiencies earned in this area over time to increase earnings for our developers and creators.

Developer exchange fees
Developer exchange fees expense represent the amount earned by developers and creators on the Roblox Platform that are qualified and registered in the Developer Exchange Program. Developers and creators are able to exchange their earned Robux for fiat currency under certain conditions outlined in our Developer Exchange Program. Developers and creators can generally earn Robux through the sale of access to their experiences and enhancements in their experiences, the incorporation of immersive ads, the sale of content and tools between developers through the Creator Store, and the sale of items to users through the Marketplace. Developers can also earn Robux through our engagement-based reward program that rewards developers based on the number of hours spent in their experiences by Roblox Premium subscribers (the “Engagement-Based Payouts” program).
In order to be qualified for our Developer Exchange Program and eligible to exchange earned Robux for fiat currency, developers and creators must meet certain conditions, such as having earned the minimum amount of Robux required to qualify for the program, a verified developer account, and an account in good standing. On January 31, 2022, we reduced the minimum amount of earned Robux required to qualify for the program from 100,000 Robux to 50,000 Robux and subsequently on January 31, 2023, we further reduced the minimum requirement from 50,000 Robux to 30,000 Robux. We believe these reductions in the minimum amounts required further incentivize our developer and creator community, and promote the long term growth and the health of such community. As of December 31, 2024, over 24,500 developers and creators qualified for and were registered in our Developer Exchange Program.
Over the next few years, a major goal is to increase our developer and creator earnings by (i) creating new earnings methods and enhancing existing ones and (ii) passing on efficiencies realized in other areas of our business, while maintaining reasonable margins.
Infrastructure and trust & safety
Infrastructure and trust & safety expenses consist primarily of expenses related to the operation of our data centers and technical infrastructure. These costs include third-party service provider costs, such as cloud computing or other hosting and data storage, facilities-related expenses for our co-located data centers and edge data centers that we lease and operate, and network and bandwidth costs, as well as depreciation and associated support and maintenance costs of our servers and infrastructure equipment. In the years ended December 31, 2024 and 2023, depreciation and amortization expense related to infrastructure and trust & safety was $195.3 million and $179.9 million, respectively.
We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support more sophisticated content, more users, and increased engagement. Through the end of 2023, we invested heavily in our infrastructure, and as a result, we were able to moderate our investment in infrastructure throughout fiscal year 2024, but expect to increase our investment over the long-term to support our global infrastructure. We intend to achieve scalability by building and maintaining our own technical infrastructure, while generating operating leverage over the long-term.
Infrastructure and trust & safety expenses also include personnel costs, moderation and customer support related costs, and allocated overhead expenses. We have been and expect to continue investing in AI and automation to increase the accuracy and efficiency of our safety moderation and customer support related efforts, which has increased the quality of our safety and civility systems and led to a decrease in safety moderation and customer support costs in recent periods.
Research and development
Research and development expenses consist primarily of personnel costs and allocated overhead expenses for our engineering, design, product management, data science, and other employees engaged in maintaining and enhancing the functionality of the Platform. Research and development expenses also include costs associated with our Game Fund program, which funds certain developers upfront to develop new experience types for the Platform. We plan to increase research and development expenses for the foreseeable future primarily driven by increased headcount to develop new features, functionality, and innovation of our product. However, we moderated our headcount growth rate throughout 2024 and expect to continue generating operating leverage generally through the end of fiscal year 2025.
General and administrative
General and administrative expenses consist primarily of personnel costs and allocated overhead for our finance and accounting, legal, human resources, talent acquisition, and other administrative teams. General and administrative expenses also include professional services fees such as outside legal, accounting, audit, and outsourcing services, and other corporate expenses, as well as certain accruals and settlements associated with legal proceedings. We generally expect to increase general and administrative expenses for the foreseeable future, primarily to support the growth of our business.

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
Provision for/(benefit from) income taxes
Provision for/(benefit from) income taxes consists primarily of income taxes in foreign jurisdictions and U.S. federal and state income taxes. We maintain a full valuation allowance on our federal, state, and certain foreign deferred tax assets as we have concluded that it is not likely that the deferred assets will be utilized.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue for each period presented (in thousands, except per share data and percentages):

	Year Ended December 31,
	2024		2023
Revenue	$3,601,979	100%	$2,799,274	100%
Costs and expenses:
Cost of revenue (1)	801,162	22%	649,115	23%
Developer exchange fees	922,821	26%	740,752	27%
Infrastructure and trust & safety (2)	915,418	25%	878,361	31%
Research and development (2)	1,444,207	40%	1,253,598	45%
General and administrative (2)	407,507	11%	390,055	14%
Sales and marketing (2)	174,181	5%	146,460	5%
Total costs and expenses	4,665,296	130%	4,058,341	145%
Loss from operations	(1,063,317)	(30)%	(1,259,067)	(45)%
Interest income	179,531	5%	141,818	5%
Interest expense	(41,184)	(1)%	(40,707)	(1)%
Other income/(expense), net	(11,530)	—%	(527)	—%
Loss before income taxes	(936,500)	(26)%	(1,158,483)	(41)%
Provision for/(benefit from) income taxes	4,114	—%	454	—%
Consolidated net loss	(940,614)	(26)%	(1,158,937)	(41)%
Net loss attributable to noncontrolling interest (3)	(5,230)	—%	(6,991)	—%
Net loss attributable to common stockholders	$(935,384)	(26)%	$(1,151,946)	(41)%
Net loss per share attributable to common stockholders, basic and diluted	$(1.44)		$(1.87)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	647,482		616,445
______________________________
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
(2)Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2024	2023
Infrastructure and trust & safety	$113,708	$92,147
Research and development	723,326	607,593
General and administrative	138,444	131,577
Sales and marketing	40,316	36,650
Total stock-based compensation expense	$1,015,794	$867,967
(3)Our consolidated financial statements include our majority-owned subsidiary Roblox China Holding Corp. The ownership interest of a minority investor, Songhua River Investment Limited, is recorded as a noncontrolling interest.

Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,		2023 to 2024
	2024	2023	% Change

	(dollars in thousands)
Revenue	$3,601,979	$2,799,274	29%
Revenue in the year ended December 31, 2024 increased $802.7 million, or 29%, compared to the year ended December 31, 2023. The increase is primarily due to an increase in bookings and higher amortization of prior period deferred revenue in the current period. The increase in bookings was primarily driven by a higher average number of daily unique paying users during 2024, which increased from approximately 852,000 in 2023 to approximately 1,040,000 in 2024. The average number of daily unique paying users represents the number of user accounts that made a payment on the Platform, including via redemption of prepaid cards for Robux, on an average daily basis during the respective period.
The increase in the amortization of prior period deferred revenue was supplemented by the decrease of the estimated average lifetime of a paying user to 27 months in the second quarter of 2024. Refer to the heading “Changes in Accounting Estimate” earlier in this section for more information on the change in paying user life estimate in fiscal year 2024.
Cost of revenue

	Year Ended December 31,		2023 to 2024
	2024	2023	% Change

	(dollars in thousands)
Cost of revenue	$801,162	$649,115	23%
Cost of revenue increased $152.0 million, or 23%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to a net increase of $156.8 million in expense for payment processing fees, primarily driven by an increase in current period payment processing fees from the related growth in bookings and higher amortization of prior period deferred cost of revenue. The increase in the amortization of prior period deferred cost of revenue was supplemented by the decrease of the estimated average lifetime of a paying user to 27 months in the second quarter of 2024, as payment processing fees are amortized over the estimated paying user life. Refer to the heading “Changes in Accounting Estimate” earlier in this section for more information on the change in paying user life estimate in fiscal year 2024.
Developer exchange fees

	Year Ended December 31,		2023 to 2024
	2024	2023	% Change

	(dollars in thousands)
Developer exchange fees	$922,821	$740,752	25%
Developer exchange fees increased $182.1 million, or 25%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by an increase in amounts earned by developers and creators due to the growth in bookings over the same period.

Infrastructure and trust & safety

	Year Ended December 31,		2023 to 2024
	2024	2023	% Change

	(dollars in thousands)
Infrastructure and trust & safety	$915,418	$878,361	4%
Infrastructure and trust & safety expenses increased $37.1 million, or 4%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by an increase of $30.5 million in personnel costs, which includes an increase of $21.6 million in stock-based compensation expense, primarily due to an increase in headcount to support our infrastructure growth, $22.3 million related to data center, hosting, and other hardware and software costs (including depreciation and amortization expense), which includes $17.9 million of accelerated depreciation expense related to the re-assessment of the estimated useful life of certain software licenses in the third quarter of 2024, and $5.3 million in facilities-related costs, primarily driven by higher rent expense associated with our office leases.
The overall increase was offset by a decrease of $25.7 million in moderation and customer support related costs, primarily due to internal efficiency gains and automation from AI-driven tools.
Research and development

	Year Ended December 31,		2023 to 2024
	2024	2023	% Change

	(dollars in thousands)
Research and development	$1,444,207	$1,253,598	15%
Research and development expenses increased $190.6 million, or 15%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to an increase of $154.3 million in personnel costs, which includes an increase of $115.7 million in stock-based compensation expense, primarily due to continued growth in headcount supporting our engineering, design, and product teams. The increase was further supplemented by an increase of $28.1 million in facilities-related costs, primarily driven by higher rent expense associated with our office leases.
General and administrative

	Year Ended December 31,		2023 to 2024
	2024	2023	% Change

	(dollars in thousands)
General and administrative	$407,507	$390,055	4%
General and administrative expenses increased $17.5 million, or 4%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to an increase of $10.7 million in professional services-related expense, $9.1 million of indirect taxes, of which $3.6 million relates to a newly enacted digital services tax in Canada, $4.9 million in facilities-related costs, and $3.6 million of withholding-related taxes. The increase was offset by an impairment charge of $7.0 million related to the operating lease right-of-use asset and related leasehold improvements of a portion of our San Mateo headquarters for which a sub-lease agreement was executed during the first quarter of 2023, as well as a decrease of $2.6 million in personnel costs, primarily due to a decrease in headcount. For more information regarding the sub-lease transaction, refer to Note 3, “Leases” to the notes to consolidated financial statements.

Sales and marketing

	Year Ended December 31,		2023 to 2024
	2024	2023	% Change

	(dollars in thousands)
Sales and marketing	$174,181	$146,460	19%
Sales and marketing expenses increased $27.7 million, or 19%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to an increase of $12.1 million in personnel costs, which includes an increase in stock-based compensation expense of $3.7 million, primarily due to continued growth in headcount to support our sales and marketing teams, $10.1 million in advertising and promotional expenses, and $2.4 million in facilities-related costs, primarily driven by higher rent expense associated with our office leases.
Interest income, interest expense, other income/(expense), net, and provision for/(benefit from) income taxes

	Year Ended December 31,		2023 to 2024
	2024	2023	% Change

	(dollars in thousands)
Interest income	$179,531	$141,818	27%
Interest expense	$(41,184)	$(40,707)	1%
Other income/(expense), net	$(11,530)	$(527)	2,088%
Provision for/(benefit from) income taxes	$4,114	$454	806%
Interest income increased by $37.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to higher average investments in debt securities and higher average interest rates.
Other income/(expense), net changed by $11.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The change was primarily driven by foreign currency exchange losses.
The changes in interest expense and provision for/(benefit from) income taxes were both relatively insignificant (in terms of amount) for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Liquidity and Capital Resources
As of December 31, 2024 and 2023, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments of $4.0 billion and $3.2 billion, respectively, which were primarily held for working capital purposes, capital expenditures, and acquisitions. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
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
The following table presents the calculation of Covenant Adjusted EBITDA in accordance with the terms of the Indenture, for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Calculation of Covenant Adjusted EBITDA:
Consolidated net loss	$(940,614)	$(1,158,937)
Add (deduct):
Interest income	(179,531)	(141,818)
Interest expense	41,184	40,707
Other (income)/expense, net	11,530	527
Provision for/(benefit from) income taxes	4,114	454
Depreciation and amortization expense(1)	226,437	208,142
Stock-based compensation expense	1,015,794	867,967
RTO severance charge(2)	1,274	5,228
Other non-cash charges(3)	—	6,988
Change in deferred revenue	792,434	742,308
Change in deferred cost of revenue	(164,909)	(139,879)
Covenant Adjusted EBITDA	$807,713	$431,687
(1)For the twelve months ended December 31, 2024, includes a one time charge of $17.9 million related to the re-assessment of the estimated useful life of certain software licenses, resulting in the acceleration of their remaining depreciation within infrastructure and trust & safety expenses in the third quarter of 2024.
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
As of December 31, 2024, contractual obligations related to the 2030 Notes are remaining payments of $38.8 million each year from 2025 through 2029 and $1,019.4 million due in 2030. These amounts represent principal and interest cash payments over the term of the 2030 Notes based on the stated maturity date. Any future redemption of the 2030 Notes could impact the amount or timing of our cash payments. For more information regarding the 2030 Notes, refer to Note 8, “Debt” to the notes to consolidated financial statements.
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
We believe our existing cash and cash equivalents and short-term investments, together with expected cash to be provided by future operations, will be sufficient to meet our needs for the next 12 months. Our future capital requirements, however, will depend on many factors, including our growth rate, investment in our headcount, capital expenditures to build out new facilities and purchase hardware for infrastructure, timing and extent of spending to support our efforts to develop our Platform, amongst other factors. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, or debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See Part 1, Item 1A. “Risk Factors” for more information.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023

Consolidated Statements of Cash Flow Data:
Net cash and cash equivalents provided by operating activities	$822,316	$458,180
Net cash and cash equivalents used in investing activities	$(852,072)	$(2,825,099)
Net cash and cash equivalents provided by financing activities	$65,894	$67,176
Operating activities
Our largest source of operating cash is cash collection from sales of Robux and monthly subscriptions. Our primary uses of net cash and cash equivalents from operating activities are for payment processing fees, personnel-related expenses, data center and infrastructure-related operations, developer exchange fees, and other operating expenses.
During the year ended December 31, 2024, cash and cash equivalents provided by operating activities was $822.3 million, which consisted of a consolidated net loss of $940.6 million, adjusted by non-cash charges of $1,282.0 million and net cash inflows from the change in net operating assets and liabilities of $481.0 million. The non-cash charges were primarily comprised of stock-based compensation expense of $1,015.8 million and depreciation and amortization expense of $226.4 million. The net cash and cash equivalents inflow from the change in our net operating assets and liabilities was primarily due to a $795.4 million increase in deferred revenue, primarily due to bookings generated in the current period, a $31.2 million increase in other long-term liabilities, primarily driven by non-income tax-related accruals, and a $24.7 million increase in our developer exchange liability, primarily driven by the increase in bookings generated in the current period, coupled with the timing of payments. The overall increase was offset by a $165.7 million increase in deferred cost of revenue, primarily due to payment processing fees associated with bookings generated in the current period, a $110.5 million increase in our accounts receivable balance, net due to the timing of cash receipts on bookings generated in the current period and collection of prior period bookings and a $77.4 million decrease in our operating lease liabilities.
Investing activities
During the year ended December 31, 2024, cash and cash equivalents used in investing activities was $852.1 million, primarily consisting of $668.2 million of investment purchases – net of sales and maturities and $179.6 million of capital expenditures.
Financing activities
During the year ended December 31, 2024, cash and cash equivalents provided by financing activities was $65.9 million, primarily consisting of $70.3 million from the exercise of stock options and purchase of shares under our employee stock purchase plan, offset by $4.5 million of financing payments related to acquisitions.
Off-Balance Sheet Arrangements
As of December 31, 2024 and December 31, 2023, we had letters of credit related to office facilities in San Mateo, California and data center facilities in Ashburn, Virginia and Chicago, Illinois of $8.3 million and $11.6 million, respectively, which are not reflected in the Company’s consolidated balance sheets. We did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
As of December 31, 2024, we have non-cancellable lease arrangements for office facilities and space for data center operations expiring in various years through 2035. As of December 31, 2024, the Company had fixed lease payment obligations of $1,028.3 million, with $144.4 million payable within 12 months. For more information regarding the operating lease commitments, refer to Note 3, “Leases” to the notes to consolidated financial statements.
Our other purchase obligations primarily consist of non-cancellable obligations with our data center hosting providers and software vendors. As of December 31, 2024, we had other purchase obligations of $325.9 million, with $233.1 million payable within 12 months. For more information regarding our contractual obligations, refer to Note 9, “Commitments and Contingencies” to the notes to consolidated financial statements.

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
Revenue Recognition
Roblox Platform
The Company operates the Roblox Platform as live services that allow users to play and socialize with others for free. However, users can purchase virtual currency (“Robux”) to ultimately obtain virtual items to enhance their social experience. Proceeds from the sale of Robux are initially recorded in deferred revenue and recognized as revenue as a user purchases and uses virtual items. The Company classifies deferred revenue as short-term or long-term based on when the Company expects to recognize the revenue. The Company’s identified performance obligation is to provide users with the ability to acquire, use, and hold virtual items on the Roblox Platform over the estimated period of time the virtual items are available to the user or until the virtual items are consumed.
Users can purchase Robux as one-time purchases or through monthly subscriptions via payment processors or through prepaid cards. The Company offers prepaid cards through online and physical retailers, as well as on the Company website. The Company estimates expected breakage on prepaid card sales by taking into consideration historical patterns of redemption and escheatment laws as applicable.
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
•Consumable virtual items represent items that can be consumed by a specific user action (e.g., a one-time boost or the ability to skip or redo an action). Common characteristics of consumable virtual items may include items that are no longer displayed on the user’s inventory after a short period of time or do not provide the user any continuing benefit following consumption. For the sale of consumable virtual items, the Company recognizes revenue as the items are consumed.
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

At the onset of each quarter, the average lifetime of a paying user estimate is calculated based on historical monthly retention data for each user cohort to project future participation on the Roblox Platform. Determining the estimated average lifetime of a paying user requires management’s judgment as the Company analyzes the most recent trends in player cohort activity and other qualitative factors, including changes to paying user behavior influenced by broader product changes and/or content virality, the availability of the Roblox Platform across markets and user demographics, impacts due to macroeconomic factors such as COVID-19, existing and new competition from a variety of entertainment resources for our users, and other factors. The Company also considers results from prior analyses in determining the estimated average lifetime of a paying user. The Company believes this estimate is the best representation of the average life of the durable virtual items.
The estimated average paying user life was 28 months from the third quarter of 2022 through the first quarter of 2024 and decreased to 27 months in the second quarter of 2024. The decrease in the estimated average lifetime of a paying user from 28 months to 27 months was partially attributed to COVID-19 impacted payer cohorts dropping out of the estimated average lifetime of a paying user calculation (as we consider historical monthly retention data), whose average lives generally trended higher than more recent payer cohorts, along with the other qualitative factors including macroeconomic factors, competition, and availability of the Platform. Refer to the heading “Changes in Accounting Estimate” for discussion on the quantitative amount of the change in accounting estimates for the respective periods impacted.
Stock-Based Compensation Expense
The Company measures and recognizes stock-based compensation expense for all stock-based awards, including stock options, unregistered restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance stock units (“PSUs”) granted to employees, directors, and non-employees, and stock purchase rights granted under the 2020 Employee Stock Purchase Plan (the “2020 ESPP”) to employees, based on the estimated grant date fair value of the awards. The Company records forfeitures when they occur for all stock-based awards.
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
•Expected stock price volatility—Prior to the Direct Listing, we used the historical volatility of the Class A common stock price of similar publicly-traded peer companies. After the completion of the Direct Listing, we continued to use the historical volatility of the stock price of similar publicly traded peer companies until the first quarter of 2024, which is the point at which we believed we had sufficient public trading history.
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
CEO Long-Term Performance Award
In February 2021, the Leadership Development and Compensation Committee of the Company’s Board of Directors granted the CEO a Long-Term Performance Award (“CEO Long-Term Performance Award”), an RSU award that includes a service and a market condition. The fair value of the CEO Long-Term Performance Award was determined using a Monte Carlo simulation model. The fair value of the common stock underlying the award was determined by the Company’s Board of Directors along with management by considering a number of objective and subjective factors. The Company estimated the expected term based on the time period from the valuation date to the end of the performance period. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes. The expected volatility was derived from the historical stock volatility of selected peers over a period equivalent to the expected term of the CEO Long-Term Performance Award. Prior to its cancellation (as discussed below), the associated stock-based compensation was being recorded over the derived service period, using the accelerated attribution method.
On March 1, 2024, the Leadership Development and Compensation Committee (i) approved the cancellation of the CEO Long-Term Performance Award and (ii) granted our CEO a new PSU award (the “2024 CEO PSU Award”) and RSU award (collectively, the “2024 CEO Award”). The Class A common stock price targets under the CEO Long-Term Performance Award were not achieved prior to its cancellation and therefore no shares vested under the CEO Long-Term Performance Award.

For more information regarding this transaction, including the modification accounting impact, refer to Note 10, “Stockholders’ Equity” to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Foreign Currency Exchange Risk
The majority of our revenue is generated in U.S. dollars, with revenue generated in Euros, British pound, Canadian dollars, and Australian dollars primarily comprising the remainder of our revenue. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S., United Kingdom, Canada, Europe, and China. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Due to fluctuations in exchange rates resulting from the current macroeconomic environment, we have, and may in the future, experience negative impacts to our revenue and operating expenses denominated in currencies other than the U.S. dollar.
Interest Rate Risk
As of December 31, 2024, our cash equivalents, short-term investments, and long-term investments primarily consist of debt securities, including corporate debt securities, commercial paper, money market funds, U.S. Treasury securities, and U.S. agency securities totaling $3.9 billion. Our debt securities are subject to market risk due to changes in prevailing interest rates that may cause their fair values to fluctuate in the future. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our debt securities of approximately $31.1 million as of December 31, 2024. Such losses would only be realized if we sold the investments prior to maturity.
We do not enter into investments for trading or speculative purposes. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements.
In October 2021, we issued $1.0 billion aggregate principal amount of the 2030 Notes. The 2030 Notes were issued at par and we incurred approximately $12.5 million in debt issuance costs. Interest on the 2030 Notes is payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2022, and the entire outstanding principal amount of the 2030 Notes is due at maturity on May 1, 2030. The 2030 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2030 Notes. Additionally, on our balance sheet we carry the 2030 Notes at face value less unamortized discount and debt issuance cost, and we present the fair value for disclosure purposes only. The fair value of our 2030 Notes will fluctuate with movements in interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest, as well as from other factors.
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

Item 8. Consolidated Financial Statements and Supplementary Data
ROBLOX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Roblox Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Roblox Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
February 18, 2025
We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Roblox Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Roblox Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 18, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 18, 2025

ROBLOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$711,683	$678,466
Short-term investments	1,697,862	1,514,808
Accounts receivable—net of allowances	614,838	505,769
Prepaid expenses and other current assets	75,415	74,549
Deferred cost of revenue, current portion	628,232	501,821
Total current assets	3,728,030	3,275,413
Long-term investments	1,610,215	1,043,399
Property and equipment—net	659,589	695,360
Operating lease right-of-use assets	665,885	665,107
Deferred cost of revenue, long-term	321,824	283,326
Intangible assets, net	34,153	53,060
Goodwill	141,688	142,129
Other assets	13,619	10,284
Total assets	$7,175,003	$6,168,078
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$42,885	$60,087
Accrued expenses and other current liabilities	275,754	271,121
Developer exchange liability	339,600	314,866
Deferred revenue—current portion	3,004,969	2,406,292
Total current liabilities	3,663,208	3,052,366
Deferred revenue—net of current portion	1,567,007	1,373,250
Operating lease liabilities	670,051	646,506
Long-term debt, net	1,006,371	1,005,000
Other long-term liabilities	59,712	22,330
Total liabilities	6,966,349	6,099,452
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value; 5,000,000 authorized as of December 31, 2024 and December 31, 2023, 666,419 and 631,221 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively; Class A common stock—4,935,000 shares authorized as of December 31, 2024 and December 31, 2023, 618,116 and 581,135 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively; Class B common stock—65,000 shares authorized as of December 31, 2024 and December 31, 2023, 48,303 and 50,086 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively
	62	61
Additional paid-in capital	4,220,916	3,134,946
Accumulated other comprehensive income/(loss)	(3,895)	1,536
Accumulated deficit	(3,995,637)	(3,060,253)
Total Roblox Corporation Stockholders’ equity	221,446	76,290
Noncontrolling interest	(12,792)	(7,664)
Total Stockholders’ equity	208,654	68,626
Total Liabilities and Stockholders’ equity	$7,175,003	$6,168,078
The accompanying notes are an integral part of these consolidated financial statements.

ROBLOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$3,601,979	$2,799,274	$2,225,052
Costs and expenses:
Cost of revenue (1)	801,162	649,115	547,658
Developer exchange fees	922,821	740,752	623,855
Infrastructure and trust & safety	915,418	878,361	689,081
Research and development	1,444,207	1,253,598	873,477
General and administrative	407,507	390,055	297,317
Sales and marketing	174,181	146,460	117,448
Total costs and expenses	4,665,296	4,058,341	3,148,836
Loss from operations	(1,063,317)	(1,259,067)	(923,784)
Interest income	179,531	141,818	38,842
Interest expense	(41,184)	(40,707)	(39,903)
Other income/(expense), net	(11,530)	(527)	(5,744)
Loss before income taxes	(936,500)	(1,158,483)	(930,589)
Provision for/(benefit from) income taxes	4,114	454	3,552
Consolidated net loss	(940,614)	(1,158,937)	(934,141)
Net loss attributable to noncontrolling interest	(5,230)	(6,991)	(9,775)
Net loss attributable to common stockholders	$(935,384)	$(1,151,946)	$(924,366)
Net loss per share attributable to common stockholders, basic and diluted	$(1.44)	$(1.87)	$(1.55)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	647,482	616,445	595,559
_______________
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
The accompanying notes are an integral part of these consolidated financial statements.

ROBLOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Consolidated net loss	$(940,614)	$(1,158,937)	$(934,141)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(3,507)	1,089	1,287
Net change in unrealized gains/(losses) on available-for-sale marketable securities	(1,822)	94	—
Other comprehensive income/(loss), net of tax	(5,329)	1,183	1,287
Total comprehensive loss, including noncontrolling interest	(945,943)	(1,157,754)	(932,854)
Less: net loss attributable to noncontrolling interest	(5,230)	(6,991)	(9,775)
Less: cumulative translation adjustments attributable to noncontrolling interest	102	318	678
Other comprehensive loss attributable to noncontrolling interest, net of tax	(5,128)	(6,673)	(9,097)
Total comprehensive loss attributable to common stockholders	$(940,815)	$(1,151,081)	$(923,757)
The accompanying notes are an integral part of these consolidated financial statements.

ROBLOX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	585,878	$58	$1,568,638	$62	$(983,941)	$8,106	$592,923
Issuance of common stock upon exercise of stock options	9,615	1	22,777	—	—	—	22,778
Issuance of unregistered restricted stock awards granted in conjunction with a business combination	385	—	10,138	—	—	—	10,138
Issuance of common stock under Employee Stock Purchase Plan	575	—	22,702	—	—	—	22,702
Vesting of restricted stock units	8,169	—	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(3)	—	(150)	—	—	—	(150)
Stock-based compensation expense	—	—	589,498	—	—	—	589,498
Other	55	—	—	—	—	—	—
Other comprehensive income/(loss)	—	—	—	609	—	678	1,287
Net loss	—	—	—	—	(924,366)	(9,775)	(934,141)
Balance at December 31, 2022	604,674	$59	$2,213,603	$671	$(1,908,307)	$(991)	$305,035
Issuance of common stock upon exercise of stock options	10,670	2	23,747	—	—	—	23,749
Issuance of common stock under Employee Stock Purchase Plan	1,065	—	29,629	—	—	—	29,629
Vesting of restricted stock units	14,812	—	—	—	—	—	—
Stock-based compensation expense	—	—	867,967	—	—	—	867,967
Other comprehensive income/(loss)	—	—	—	865	—	318	1,183
Net loss	—	—	—	—	(1,151,946)	(6,991)	(1,158,937)
Balance at December 31, 2023	631,221	$61	$3,134,946	$1,536	$(3,060,253)	$(7,664)	$68,626
Issuance of common stock upon exercise of stock options	12,498	1	34,409	—	—	—	34,410
Issuance of common stock under Employee Stock Purchase Plan	1,530	—	35,767	—	—	—	35,767
Vesting of restricted stock units	21,170	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,015,794	—	—	—	1,015,794
Other comprehensive income/(loss)	—	—	—	(5,431)	—	102	(5,329)
Net loss	—	—	—	—	(935,384)	(5,230)	(940,614)
Balance at December 31, 2024	666,419	$62	$4,220,916	$(3,895)	$(3,995,637)	$(12,792)	$208,654
The accompanying notes are an integral part of these consolidated financial statements.

ROBLOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Consolidated net loss	$(940,614)	$(1,158,937)	$(934,141)
Adjustments to reconcile net loss including noncontrolling interests to net cash and cash equivalents provided by operations:
Depreciation and amortization expense	226,437	208,142	130,083
Stock-based compensation expense	1,015,794	867,967	589,498
Operating lease non-cash expense	118,119	97,063	69,100
(Accretion)/amortization on marketable securities, net	(82,835)	(73,162)	—
Amortization of debt issuance costs	1,371	1,316	1,261
Impairment expense, (gain)/loss on investments and other asset sales, and other, net	3,072	8,969	361
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(110,479)	(126,172)	(72,479)
Prepaid expenses and other current assets	(3,140)	(12,770)	(33,769)
Deferred cost of revenue	(165,697)	(139,879)	(101,719)
Other assets	(3,376)	(5,961)	(1,221)
Accounts payable	(7,527)	(3,475)	10,302
Accrued expenses and other current liabilities	(2,705)	8,680	19,560
Developer exchange liability	24,734	83,162	67,798
Deferred revenue	795,422	742,294	662,378
Operating lease liabilities	(77,428)	(50,454)	(47,875)
Other long-term liabilities	31,168	11,397	10,159
Net cash and cash equivalents provided by operating activities	822,316	458,180	369,296
Cash flows from investing activities:
Acquisition of property and equipment	(179,646)	(320,667)	(426,163)
Payments related to business combination, net of cash acquired	(2,840)	(3,859)	(13,388)
Purchases of intangible assets	(1,370)	(13,500)	(1,500)
Purchases of investments	(4,642,540)	(4,591,974)	—
Maturities of investments	3,351,970	1,642,719	—
Sales of investments	622,354	462,182	—
Net cash and cash equivalents used in investing activities	(852,072)	(2,825,099)	(441,051)
Cash flows from financing activities:
Proceeds from issuance of common stock	70,344	53,226	45,752
Payment of withholding taxes related to net share settlement of restricted stock units	—	—	(150)
Financing payments related to acquisitions	(4,450)	(750)	(150)
Proceeds from debt issuances	—	14,700	—
Payment of debt issuance costs	—	—	(154)
Other financing activities	—	—	(1,656)
Net cash and cash equivalents provided by financing activities	65,894	67,176	43,642
Effect of exchange rate changes on cash and cash equivalents	(2,921)	735	1,287
Net increase/(decrease) in cash and cash equivalents	33,217	(2,299,008)	(26,826)
Cash and cash equivalents
Beginning of year	678,466	2,977,474	3,004,300
End of year	$711,683	$678,466	$2,977,474
Supplemental disclosure of cash flow information:
Cash paid for interest	$38,750	$38,750	$38,965
Cash paid for income taxes, net	$1,141	$3,145	$953
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities	$26,748	$31,340	$57,199
Intangible asset purchases in accounts payable	—	$1,200	—
Fair value of unregistered restricted stock awards issued as consideration for a business combination	—	—	$10,138
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
Revenue Recognition
Roblox Platform
The Company operates the Roblox Platform as live services that allow users to play and socialize with others for free. However, users can purchase virtual currency (“Robux”) to ultimately obtain virtual items to enhance their social experience. Proceeds from the sale of Robux are initially recorded in deferred revenue and recognized as revenue as a user purchases and uses virtual items. The Company classifies deferred revenue as short-term or long-term based on when the Company expects to recognize the revenue. The Company’s identified performance obligation is to provide users with the ability to acquire, use, and hold virtual items on the Roblox Platform over the estimated period of time the virtual items are available to the user or until the virtual items are consumed.

Users can purchase Robux as one-time purchases or through monthly subscriptions via payment processors or through prepaid cards. The Company offers prepaid cards through online and physical retailers, as well as on the Company website. The Company estimates expected breakage on prepaid card sales by taking into consideration historical patterns of redemption and escheatment laws as applicable.
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
•Consumable virtual items represent items that can be consumed by a specific user action (e.g. a one-time boost or the ability to skip or redo an action). Common characteristics of consumable virtual items may include items that are no longer displayed on the user’s inventory after a short period of time or do not provide the user any continuing benefit following consumption. For the sale of consumable virtual items, the Company recognizes revenue as the items are consumed.
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
At the onset of each quarter, the average lifetime of a paying user estimate is calculated based on historical monthly retention data for each user cohort to project future participation on the Roblox Platform. Determining the estimated average lifetime of a paying user requires management’s judgment as the Company analyzes the most recent trends in player cohort activity and other qualitative factors, including changes to paying user behavior influenced by broader product changes and/or content virality, the availability of the Roblox Platform across markets and user demographics, impacts due to macroeconomic factors such as COVID-19, existing and new competition from a variety of entertainment resources for our users, and other factors. The Company also considers results from prior analyses in determining the estimated average lifetime of a paying user. The Company believes this estimate is the best representation of the average life of the durable virtual items.
In the second quarter of 2024, the Company updated its estimated paying user life from 28 months to 27 months, where it remained through December 31, 2024. Based on the carrying amount of deferred revenue and deferred cost of revenue as of March 31, 2024, the change resulted in an increase in revenue and cost of revenue of $98.0 million and $20.4 million, respectively, during fiscal year 2024.
The estimated paying user life was 28 months during fiscal year 2023.
In the first quarter of 2022, the Company updated its estimated paying user life from 23 months to 25 months, which was subsequently updated again to 28 months in the third quarter of 2022. Based on the carrying amount of deferred revenue and deferred cost of revenue as of December 31, 2021, these changes in estimates resulted in a decrease in revenue and cost of revenue of $344.9 million and $79.3 million, respectively, during the year ended December 31, 2022.
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
Cost of Revenue—Cost of revenue primarily consists of third-party payment processing fees charged by various distribution channels in connection with sales of our virtual currency. Cost of revenue also includes sales tax expense for jurisdictions where the Company does not collect sales tax from the purchaser at the time of the sale and costs associated with the printing of prepaid cards.
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
Concentration of Credit Risk and Significant Customers—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, long-term investments and accounts receivables. Cash is deposited with high quality financial institutions and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash deposits are financially creditworthy and, accordingly, minimal credit risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and therefore, bear minimal interest rate risk. As it relates to cash equivalents, short-term investments, and long-term investments, the Company’s investment policy limits the amount of credit exposure in its portfolio by imposing credit rating minimums and limiting purchases by security type.
The Company uses various distribution channels to collect and remit payments from users. As of December 31, 2024 and 2023, one distribution channel accounted for 29% and 30% of our accounts receivable, respectively, while a second distribution channel accounted for 26% and 26% of our accounts receivable, respectively.
For the years ended December 31, 2024, 2023, and 2022, one distribution channel processed 30%, 30%, and 32% of our overall revenue transactions, respectively, and a second distribution channel processed 16%, 17%, and 18% of our overall revenue transactions, respectively.
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
Cash, Cash Equivalents and Restricted Cash—Cash and cash equivalents primarily consist of cash in hand and money market instruments with maturities of 90 days or less from the date of purchase.
We had no restricted cash balances as of December 31, 2024 and 2023.
Short-Term and Long-Term Investments—Realized gains and losses for all investments are determined using the specific-identification method and are reflected as a component of other income/(expense), net in the consolidated statements of operations.

Debt Securities
Short-term and long-term investments generally include corporate debt securities, commercial paper, U.S. Treasury securities, and U.S. agency securities. Based on our intentions, all debt investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses recorded as a separate component of other comprehensive income, net of tax. The Company determines the appropriate classification of its investments as short-term or long-term at the time of purchase and reevaluates such determination at each reporting period based on their respective maturity dates and the Company’s reasonable expectation with regard to those investments (e.g. expectations of future sales or redemptions).
For debt securities in an unrealized loss position, we first consider whether we intend to or it is more likely than not that we will be required to sell the individual security prior to recovery of its amortized cost basis and if so, we adjust the carrying value of security down to its fair value, with the amount of the write-down recorded as a realized loss within other income/(expense), net.
Otherwise, we determine whether a decline in fair value is attributable to a partial or full credit loss by reviewing factors such as the extent to which the fair value is less than the amortized cost basis, changes in interest rates since the purchase of the security, the financial condition of the issuer, including changes in credit ratings, the remaining payment terms of the security, as well as any adverse conditions specifically related to the security, the issuer’s industry or its geographic area. If a credit loss exists, we adjust the carrying value by recording expense within other income/(expense), net equal to the amount of the credit loss, with such amount limited to the amount of the unrealized loss. Subsequent recoveries of fair value originally attributed to a credit loss are subsequently recognized as income within other income/(expense), net. Finally, any unrealized loss not deemed to be attributable to a credit loss is recognized as a component of other comprehensive income/(loss), net of tax. The Company has not experienced any material credit losses to date.
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
Deferred Compensation Plan—The Company established the Roblox Corporation Nonqualified Deferred compensation Plan (as amended, the “NQDC Plan”) for its non-employee directors and a select group of management employees. Eligible participants may voluntarily elect to participate in the NQDC Plan. Unless otherwise determined by the committee that administers the NQDC Plan, eligible employee participants may elect annually to defer up to 90% of their base salary, up to 100% of their cash bonus compensation (if any), and up to 65% of any RSUs or PSUs granted under the Company’s 2020 Plan (if any), and eligible non-employee director participants may elect annually to defer up to 100% of their cash director fees and any RSUs granted under the Company’s 2020 Plan. Obligations of the Company under the NQDC Plan represent at all times unsecured general obligations of the Company to pay deferred compensation in the future in accordance with the terms of the NQDC Plan.
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
Software Development Costs—The Company incurs costs related to developing the Roblox Platform and related support systems. The Company capitalizes development costs, such as salaries and wages, stock-based compensation expense, and other direct compensation-related costs, once the preliminary project stage is completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Development costs meeting the Company’s capitalization criteria were not material during any of the periods presented.
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
Significant judgment is required to assess the appropriate asset grouping(s) and estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company’s business strategy and internal forecasts.
Developer Exchange Fees Expense —The Company has established an incentive program for developers and creators to build and operate virtual experiences within the Roblox environment. Developers and creators can primarily earn Robux through the sale of access to their experiences and enhancements in their experiences, the incorporation of immersive ads, the sale of content and tools between developers through the Creator Store, and the sale of items to users through the Marketplace. Developers can also earn Robux through our engagement-based reward program that rewards developers based on the number of hours spent in their experiences by Roblox Premium subscribers. Under certain conditions, and in compliance with applicable law, these developers and creators are eligible to receive a fiat currency payout based on the amount of accumulated earned Robux through our Developer Exchange Program. In order to be qualified for our Developer Exchange Program and eligible to exchange earned Robux for fiat currency, developers and creators must meet certain conditions, such as having earned the minimum amount of Robux required to qualify for the program, a verified developer account, and an account in good standing. On January 31, 2022, we reduced the minimum amount of earned Robux required to qualify for the program from 100,000 Robux to 50,000 Robux and subsequently on January 31, 2023, we further reduced the minimum requirement from 50,000 Robux to 30,000 Robux.
The Company recognizes the expense associated with the Developer Exchange Program as Robux are earned by developers and creators that are qualified and registered in the Developer Exchange Program.

Infrastructure and Trust & Safety Expense—Infrastructure and trust & safety expense consists primarily of costs related to the operation of our data centers and technical infrastructure in order to deliver our Platform to our users and are expensed as incurred. Infrastructure and trust & safety expenses also include personnel costs, moderation and customer support related costs, and allocated overhead expenses.
Research and Development Cost— Research and development costs consist primarily of personnel costs and allocated overhead expenses for our engineering, design, product management, data science, and other employees engaged in maintaining and enhancing the functionality of the Platform and are expensed as incurred. Research and development costs also include expenses associated with the Game Fund program, which funds certain developers up front to develop new types of experiences for the Platform.
Stock-Based Compensation Expense—The Company measures and recognizes stock-based compensation expense for all stock-based awards, including stock options, unregistered restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance stock units (“PSUs”) granted to employees, directors, and non-employees, and stock purchase rights granted under the 2020 Employee Stock Purchase Plan (the “2020 ESPP”) to employees, based on the estimated grant date fair value of the awards. The Company records forfeitures when they occur for all stock-based awards.
The fair value of each stock option and stock purchase right granted is estimated using the Black-Scholes option-pricing model and is recognized as compensation expense on a straight-line basis over the requisite service period of the awards. The Black-Scholes option pricing model requires certain subjective inputs and assumptions, including the fair value of the Company’s Class A common stock, the expected term, risk-free interest rates, expected stock price volatility, and expected dividend yield of our Class A common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. These assumptions and estimates are as follows:
•Fair value of Class A common stock— Prior to the Direct Listing, the fair value of the shares of Class A common stock underlying the stock options and RSUs was historically determined by the Company’s Board of Directors along with management as there was no public market for the underlying common stock. The Company’s Board of Directors along with management determined the fair value of the Company’s common stock by considering a number of objective and subjective factors including: contemporaneous third-party valuations of its common stock, the valuation of comparable companies, sales of the Company’s common and convertible preferred stock to outside investors in arms-length transactions, the Company’s operating and financial performance, the lack of marketability, and the general and industry specific economic outlook, amongst other factors. After the completion of the Direct listing, the fair value of the Company’s Class A common stock is determined based on the NYSE closing price on the date of grant.
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
•Expected stock price volatility— Prior to the Direct Listing, the Company used the historical volatility of the Class A common stock price of similar publicly-traded peer companies. After the completion of the Direct Listing, the Company continued to use the historical volatility of the stock price of similar publicly traded peer companies until the first quarter of 2024, which is the point at which the Company believed it had sufficient public trading history.
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

Advertising Expense—Costs for advertising are primarily expensed as incurred and are included in sales and marketing expense in our consolidated statement of operations. Advertising costs totaled $45.4 million, $38.3 million, and $36.2 million during the years ended December 31, 2024, 2023, and 2022, respectively.
Basic and Diluted Net Loss Per Common Share—Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, convertible preferred stock, stock options, RSUs, PSUs, RSAs, convertible preferred stock warrants, and common stock warrants, as applicable, are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.
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
The Company recognizes interest and penalties related to income taxes as components of interest expense and other expense, respectively.
Leases—The Company accounts for lessee and lessor arrangements as follows:
Lessee Arrangements
The Company leases facilities under non-cancellable operating lease agreements primarily for real estate and co-located data centers. These leases have varying terms up to 12 years and generally contain leasehold improvement incentives, rent holidays, and escalation clauses. In addition, some of these leases have renewal options for up to five years after expiration of the initial term. The Company determines if an arrangement contains a lease at inception. The Company determines if a contract contains a lease based on whether we have the right to obtain substantially all of the economic benefits from the use of an identified asset and whether we have the right to direct the use of an identified asset in exchange for consideration.
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
Lessor Arrangements
The Company has subleased office space in its former San Mateo, California corporate headquarters. The Company does not separate lease components from non-lease components and therefore allocates the entire consideration in its contracts to the lease components. All of the lease and non-lease components qualify for accounting under ASC Topic 842 Leases. The Company presents sublease income as a reduction to lease expense.
Foreign Currency Transactions—Beginning January 1, 2024, the functional currency of certain non-U.S. dollar functional currency international subsidiaries was re-assessed from the U.S. dollar to the local currency that the international subsidiary operates in. Prior to January 1, 2024, the functional currency of the Company’s international subsidiaries was primarily the U.S. dollar. The effects of the changes in functional currency were not significant to our consolidated financial statements.
The Company translates the financial statements of non-U.S. dollar functional currency subsidiaries to U.S. dollars using the period-end exchange rate for assets and liabilities and the average exchange rate for the period for revenues and expenses. The effects of foreign currency translation are included in stockholders’ equity and periodic movements are summarized as a line item in the consolidated statements of comprehensive loss.
The Company reflects foreign exchange transaction gains and (losses) resulting from the conversion of the transaction currency to the functional currency, which includes gains and losses from the remeasurement of assets and liabilities, as a component of other income/(expense), net. Net foreign exchange losses totaled $14.1 million, $2.0 million, and $5.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Reportable Segments—Roblox derives revenue globally and manages its business activities on a consolidated basis, resulting in a single operating and reportable segment, which is at the consolidated level. The technology used in its customer arrangements is primarily based on a similar software application that is available on various platforms, such as mobile devices, consoles, and computers, that is used by customers in a similar manner.
The chief operating decision maker (“CODM”) of the Company is its chief executive officer (“CEO”) who assesses performance of our single operating segment and decides how to allocate resources based on consolidated net loss that is reported on the consolidated statement of operations, as well as through other performance measures. The CODM considers consolidated net loss in deciding how to reinvest profits into the Company, including to its developer and creator community, people, and technology and infrastructure, including its trust and safety systems, and other areas such as for acquisitions.
The measure of segment assets is reported on the consolidated balance sheet as total assets.
Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires public entities to disclose expanded information about their reportable segment(s)’ significant expenses and other segment items on an interim and annual basis. The Company adopted the ASU retrospectively on January 1, 2024 and the adoption did not have a material impact on the Company’s consolidated financial statements, outside of the enhanced disclosures under the “Reportable Segments” header above and Note 17, “Reportable Segments”.
Accounting Pronouncements Not Yet Adopted
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

In November 2024, the FASB issued ASU 2024-03, “Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures,” which requires disclosure of certain costs and expenses in the notes of financial statements, including, amongst others, the amount of employee compensation expense and depreciation and amortization expense within each caption presented on the face of the income statement within continuing operations. Further, the disclosures require a qualitative description of the remaining cost and expense amounts within each relevant expense caption that are not separately disaggregated, as well as a description and the total amount of selling expenses. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The ASU can be early adopted and should be applied either prospectively or retrospectively. The Company is currently evaluating the disclosure requirements related to the new standard.
2. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing country of users (in thousands, except percentages):

	Year Ended December 31,
	2024		2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$2,281,319	63%	$1,803,812	64%	$1,465,955	66%
Europe	659,593	18	505,633	18	404,431	18
Asia-Pacific, including Australia and New Zealand	379,027	11	286,930	10	204,261	8
Rest of world	282,040	8	202,899	7	150,405	7
Total	$3,601,979	100%	$2,799,274	100%	$2,225,052	100%
(1)The Company’s revenues in the United States were 59%, 60%, and 62% of consolidated revenues for each of the years ended December 31, 2024, 2023, and 2022, respectively.
No individual country, other than the United States, exceeded 10% of the Company’s consolidated revenue for any period presented.
Durable virtual items accounted for 91%, 91%, and 90% of virtual item-related revenue in the years ended December 31, 2024, 2023, and 2022, respectively. Consumable virtual items accounted for 9%, 9%, and 10% of virtual item-related revenue in the years ended December 31, 2024, 2023, and 2022, respectively.
Deferred Revenue
The Company receives payments from its users based on the payment terms established in its contracts. Such payments are initially recorded to deferred revenue and are recognized into revenue as the Company satisfies its performance obligations. The aggregate amount of revenue allocated to unsatisfied performance obligations is included in our deferred revenue balances.
The increase in deferred revenue for the year ended December 31, 2024 was driven by sales during the period exceeding revenue recognized from the satisfaction of our performance obligations, which includes the revenue recognized during the period that was included in the current portion of deferred revenue at the beginning of the period. During the year ended December 31, 2024, we recognized all of the revenue that was included in the $2,406.3 million current deferred revenue balance as of December 31, 2023 and $89.0 million of revenue that was included in the deferred revenue-net of current portion balance as of December 31, 2023.

3. Leases
Lessee Arrangements
In the fourth quarter of 2024, the Company completed the move of its San Mateo, California employees to its new corporate headquarters in San Mateo, California. The Company continues to lease office space at its prior corporate headquarters and has sub-leased certain portions of that office space (refer to “Sublease Arrangements as Lessor” header below). The Company completed its impairment assessment of the non-subleased portion of its prior corporate headquarters in the fourth quarter of 2024, finding no impairment to exist.
The Company took possession of a data center leased space in the first quarter of 2024 and later de-recognized the remaining $70.3 million of right-of-use assets and lease liabilities associated with the lease in the third quarter of 2024 due to an early termination. The early termination did not have a material impact on the results of operations during the fiscal year 2024.
During the year ended December 31, 2023, the Company recognized a $7.0 million impairment loss within general and administrative expenses, which included $4.8 million related to operating lease right-of-use assets and $2.2 million related to property and equipment, net, as a result of the execution of a sub-lease arrangement for a portion of its prior San Mateo, California corporate headquarters.
The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease expense	$174,174	$139,482	$90,933
Variable and short-term lease expense	53,627	31,655	11,586
Net operating lease expense	$227,801	$171,137	$102,519
The following table presents future lease payments under the Company’s non-cancellable operating leases, including leases the Company has assigned, as of December 31, 2024 (in thousands):

Year ending December 31,
2025	$144,431
2026	153,386
2027	132,737
2028	115,569
2029	105,194
Thereafter	377,010
Total lease payments	$1,028,327
Less: imputed interest (1)	(229,419)
Present value of lease liabilities	$798,908
(1)Calculated using each lease’s incremental borrowing rate.
In addition, the Company has executed operating leases for real estate and co-located data centers which have not commenced as of December 31, 2024, with lease payments totaling $20.9 million and lease terms ranging between 5 to 6 years.
The following table presents the weighted average remaining lease term and discount rates as of December 31, 2024, and December 31, 2023:

	As of December 31,
	2024	2023
Weighted average remaining lease term (years)	7.5	7.9
Weighted average discount rate	6.3%	6.3%

Supplemental cash and noncash information related to operating leases is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities(1)	$158,381	$105,337	$70,515
Lease liabilities arising from obtaining new right-of-use assets (noncash)	$120,822	$256,500	$373,844
(1)The years ended December 31, 2024, 2023, and 2022 exclude $31.5 million, $16.6 million, and $1.8 million, respectively, of leasehold incentives received from the landlord.
Sublease Arrangements as Lessor

The Company has executed subleases as sub-lessor pursuant to which it has subleased office space in its former San Mateo, California corporate headquarters with lease terms expiring in 2027. The Company recognized $8.4 million and $3.3 million of sublease income in the years ended December 31, 2024 and 2023, respectively.

The following table presents future sublease payments due to the Company under its subleases as of December 31, 2024 (in thousands):

Year ending December 31,
2025	$9,713
2026	10,530
2027	5,434
Thereafter	—
Total sublease income	$25,677

4. Cash Equivalents and Investments
Financial Assets
The following is a summary of the Company’s cash equivalents and short-term and long-term investments (in thousands):

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$615,890	$—	$—	$615,890	$615,890	$—	$—
U.S. Treasury securities	2,159,558	1,886	(4,446)	2,156,998	—	1,402,694	754,304
Subtotal	2,775,448	1,886	(4,446)	2,772,888	615,890	1,402,694	754,304
Level 2
U.S. agency securities	293,423	82	(211)	293,294	—	1	293,293
Commercial paper	280,243	—	(1)	280,242	19,818	260,424	—
Corporate debt securities	594,221	2,202	(1,240)	595,183	—	32,565	562,618
Subtotal	1,167,887	2,284	(1,452)	1,168,719	19,818	292,990	855,911
Total Debt Securities	$3,943,335	$4,170	$(5,898)	$3,941,607	$635,708	$1,695,684	$1,610,215
Equity Securities
Level 1
Mutual funds (1)				$2,178	$—	$2,178	$—
Total Equity Securities				$2,178	$—	$2,178	$—
Total Cash Equivalents and Investments	$3,943,335	$4,170	$(5,898)	$3,943,785	$635,708	$1,697,862	$1,610,215

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$614,888	$—	$—	$614,888	$614,888	$—	$—
U.S. Treasury securities	1,692,700	2,007	(2,547)	1,692,160	—	1,155,218	536,942
Subtotal	2,307,588	2,007	(2,547)	2,307,048	614,888	1,155,218	536,942
Level 2
U.S. agency securities	286,007	27	(197)	285,837	—	137,151	148,686
Commercial paper	184,465	—	—	184,465	14,827	169,638	—
Corporate debt securities	409,037	2,066	(1,262)	409,841	—	52,070	357,771
Subtotal	879,509	2,093	(1,459)	880,143	14,827	358,859	506,457
Total Debt Securities	$3,187,097	$4,100	$(4,006)	$3,187,191	$629,715	$1,514,077	$1,043,399
Equity Securities
Level 1
Mutual funds (1)				$731	$—	$731	$—
Total Equity Securities				$731	$—	$731	$—
Total Cash Equivalents and Investments	$3,187,097	$4,100	$(4,006)	$3,187,922	$629,715	$1,514,808	$1,043,399
(1)The equity securities relate to the Company’s nonqualified deferred compensation plan and are held in a rabbi trust. Refer to Note 1, “Overview and Summary of Significant Accounting Policies”, section titled “Deferred Compensation Plan” to the notes to the consolidated financial statements for more information.
As of December 31, 2024, all of the Company’s short-term debt investments have contractual maturities of one year or less and all of the Company’s long-term debt investments have contractual maturities between one and five years.
Changes in market interest rates, credit risk of borrowers and overall market liquidity, amongst other factors, may cause our short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of December 31, 2024, the unrealized losses were primarily driven by increases in interest rates following the date of purchase and the Company does not intend to sell, nor is it more likely than not it will be required to sell, such securities before recovering the amortized cost basis.

The following table presents fair values and gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$638,363	$(4,434)	$25,891	$(12)	$664,254	$(4,446)
U.S. agency securities	102,229	(211)	—	—	102,229	(211)
Commercial paper	10,937	(1)	—	—	10,937	(1)
Corporate debt securities	256,629	(1,233)	3,041	(7)	259,670	(1,240)
Total	$1,008,158	$(5,879)	$28,932	$(19)	$1,037,090	$(5,898)

	As of December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$486,424	$(2,547)	$—	$—	$486,424	$(2,547)
U.S. agency securities	182,475	(197)	—	—	182,475	(197)
Corporate debt securities	248,287	(1,262)	—	—	248,287	(1,262)
Total	$917,186	$(4,006)	$—	$—	$917,186	$(4,006)
5. Acquisitions
Speechly, Inc.
On September 18, 2023 (the “Speechly Acquisition Date”), the Company acquired all outstanding equity interests of Speechly, Inc. and its wholly owned Finnish subsidiary Speechly Oy (together, “Speechly”). Speechly was a privately held company that operated a speech recognition software focused on voice moderation. The acquisition has been accounted for as a business combination. The consideration totaled $10.1 million, which included (i) $4.8 million of cash paid on the Speechly Acquisition Date and (ii) $5.3 million of cash held back until certain post-acquisition conditions are satisfied.
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

Byfron Technologies, LLC Acquisition
On October 11, 2022 (the “Byfron Acquisition Date”), the Company acquired all outstanding equity interests of Byfron Technologies, LLC (“Byfron”), a privately-held company that operated a security and anti-cheat software for game publishers. The acquisition has been accounted for as a business combination. The consideration totaled $9.6 million, which included $2.0 million of cash to be held back for 18 months following the Byfron Acquisition Date. The aggregate purchase consideration comprised of the following (in thousands):

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
Goodwill is primarily attributable to the assembled workforce and anticipated synergies arising from the acquisition. The goodwill recorded in the acquisition is deductible for income tax purposes.

Hamul, Inc. Acquisition
On April 1, 2022 (the “Hamul Acquisition Date”), the Company acquired all outstanding equity interests of Hamul, Inc. (“Hamul”) a privately-held company that provided a platform for connecting gaming communities. The acquisition has been accounted for as a business combination. The fair value of the consideration transferred was $19.3 million, which consisted of $9.2 million paid in cash and 0.4 million shares of Class A common stock with a fair value of $4.0 million. The aggregate purchase consideration was comprised of the following (in thousands):

Fair Value
Cash paid	$9,185
Common stock issued	4,009
Replacement awards attributable to pre-acquisition service	6,129
Total purchase price	$19,323
In connection with the acquisition, the Company entered into a stock-based consideration revesting agreement with the Hamul founders. The portion of the fair value of the common stock associated with pre-acquisition service of the Hamul founders represented a component of the total purchase consideration, as presented above. The remaining acquisition-date fair value of $7.6 million of these issued shares was excluded from the purchase price. These shares, which are subject to the recipients’ continued service with the Company, are being recognized ratably as stock-based compensation expense as a component of research and development expense over the requisite service period of three years following the Hamul Acquisition Date.
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
6. Goodwill and Intangible Assets
Goodwill
The following table represents the changes to goodwill from December 31, 2022 to December 31, 2024 (in thousands):

Carrying Amount
Balance as of December 31, 2022	$134,335
Additions from acquisitions	7,536
Foreign currency translation adjustments	258
Balance as of December 31, 2023	$142,129
Foreign currency translation adjustments	(441)
Balance as of December 31, 2024	$141,688
There are no accumulated impairment losses for any period presented.

Intangible Assets
The following tables present details of the Company’s finite-lived intangible assets as of December 31, 2024 and December 31, 2023 (in thousands):

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$75,291	$(54,348)	$20,943
Patents	14,200	(2,150)	12,050
Assembled workforce	10,000	(9,750)	250
Trade name	500	(333)	167
Total intangible assets	$99,991	$(66,581)	$33,410

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$75,455	$(39,411)	$36,044
Patents	14,200	(650)	13,550
Assembled workforce	10,000	(7,374)	2,626
Trade name	500	(233)	267
Total intangible assets	$100,155	$(47,668)	$52,487
The above tables do not include $0.7 million and $0.6 million of indefinite lived intangible assets as of December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024, the weighted-average remaining useful lives of our finite-lived intangible assets were 1.4 years for developed technology, 8.2 years for patents, 0.1 years for assembled workforce, 1.7 years for trade names, and 2.2 years in total, for all finite-lived intangible assets.
Amortization expense related to our finite-lived intangible assets was $18.9 million, $19.3 million, and $16.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Expected future amortization expenses related to the Company’s finite lived intangible assets as of December 31, 2024 are as follows (in thousands):

Year ending December 31:
2025	$15,694
2026	6,660
2027	3,096
2028	1,910
2029	1,500
Thereafter	4,550
Total remaining amortization expense	$33,410
7. Other Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2024	2023
Prepaid expenses	$47,919	$48,555
Accrued interest receivable	19,690	14,697
Other current assets	7,806	11,297
Total prepaid expenses and other current assets	$75,415	$74,549

Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	As of December 31,
	2024	2023
Servers and related equipment and software	$898,598	$914,989
Computer hardware and software licenses	55,002	43,732
Furniture and fixtures	2,121	520
Leasehold improvements	245,150	101,785
Construction in progress	46,158	77,043
Total property and equipment	1,247,029	1,138,069
Less accumulated depreciation and amortization expense	(587,440)	(442,709)
Property and equipment—net	$659,589	$695,360
Construction in progress primarily relates to network equipment infrastructure to support the Company’s data centers and leasehold improvements for the Company’s leased office buildings and data centers.
Property and equipment, net, by geographic area was as follows (in thousands):

	As of December 31,
	2024	2023
United States	$615,665	$646,572
Rest of world	43,924	48,788
Total	$659,589	$695,360
In the third quarter of 2024, the Company re-assessed the estimated useful life of certain software licenses, resulting in the acceleration of their remaining depreciation expense of $17.9 million within infrastructure and trust & safety expenses.

Total depreciation and amortization expense of property and equipment was $207.5 million, $188.9 million, and $113.7 million for years ended December 31, 2024, 2023, and 2022, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accrued operating expenses and liabilities	$49,478	$51,921
Short-term operating lease liabilities	128,857	111,293
Accrued interest on the 2030 Notes	6,458	6,458
Taxes payable	54,609	59,632
Accrued compensation and other employee related liabilities	28,147	32,125
Other current liabilities	8,205	9,692
Total accrued expenses and other current liabilities	$275,754	$271,121
8. Debt
2030 Notes
On October 29, 2021, the Company issued $1.0 billion aggregate principal amount of its 3.875% Senior Notes due 2030 (the “2030 Notes”). The 2030 Notes mature on May 1, 2030. The 2030 Notes bear interest at a rate of 3.875% per annum. Interest on the 2030 Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2022.
The aggregate proceeds from the offering of the 2030 Notes were approximately $987.5 million, after deducting lenders costs and other issuance costs incurred by the Company. The issuance costs of $12.5 million are amortized into interest expense using the effective interest method over the term of the 2030 Notes.

The Company may voluntarily redeem the 2030 Notes, in whole or in part, under the following circumstances:
(1)Prior to November 1, 2024, the Company could have, on any one or more occasions, redeemed up to 40% of the aggregate principal amount of the 2030 Notes at a redemption price of 103.875% of the principal amount including accrued and unpaid interest, if any, with the net cash proceeds of certain equity offerings; provided that (1) at least 50% of the aggregate principal amount of 2030 Notes originally issued remained outstanding immediately after the occurrence of such redemption (excluding 2030 Notes held by the Company and its subsidiaries); and (2) the redemption occurred within 180 days of the date of the closing of such equity offerings.
(2)On or after November 1, 2024, the Company may voluntarily redeem all or a part of the 2030 Notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date:

Year	Percentage
2024	101.938%
2025	100.969%
2026 and thereafter	100.000%
(3)Prior to November 1, 2024, the Company could have redeemed all or a part of the 2030 Notes at a redemption price equal to 100% of the principal amount of 2030 Notes redeemed, including accrued and unpaid interest, if any, plus the applicable “make-whole” premium set forth in the indenture governing the 2030 Notes (the “Indenture”) as of the date of such redemption; and
(4)In connection with any tender offer for the 2030 Notes, including an offer to purchase (as defined in the Indenture), if holders of not less than 90% in aggregate principal amount of the outstanding 2030 Notes validly tender and do not withdraw such notes in such tender offer and the Company (or any third party making such a tender offer in lieu of the Company) purchases all of the 2030 Notes validly tendered and not withdrawn by such holders, the Company (or such third party) will have the right, upon not less than 10, but not more than 60 days’ prior notice, given not more than 30 days following such purchase date to the holders of the 2030 Notes and the trustee, to redeem all of the 2030 Notes that remain outstanding following such purchase at a redemption price equal to the price offered to each holder of 2030 Notes (excluding any early tender or incentive fee) in such tender offer plus to the extent not included in the tender offer payment, accrued and unpaid interest, if any.
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
As of December 31, 2024, the Company was in compliance with all of its covenants under the Indenture.
The net carrying amount of the 2030 Notes, which is presented as a component of long-term debt in the Company’s consolidated financial statements, was as follows (in thousands):

	As of December 31,
	2024	2023
2030 Notes
Principal	$1,000,000	$1,000,000
Unamortized issuance costs	(8,329)	(9,700)
Net carrying amount	$991,671	$990,300

Interest expense related to the 2030 Notes was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Contractual interest expense	$38,750	$38,750	$38,642
Amortization of debt issuance costs	1,371	1,316	1,261
Total interest expense	$40,121	$40,066	$39,903
The debt issuance costs for the 2030 Notes are amortized to interest expense over the term of the 2030 Notes using an annual effective interest rate of 4.05%.
As of December 31, 2024, and 2023, the estimated fair value of the 2030 Notes was approximately $901.5 million and $891.8 million, respectively, determined based on the last trading price of the 2030 Notes during the reporting period (a Level 2 input).
Future interest and principal payments related to the 2030 Notes, as of December 31, 2024, were as follows (in thousands):

Year ending December 31,
2025	$38,750
2026	38,750
2027	38,750
2028	38,750
2029	38,750
Thereafter	1,019,370
Total future interest and principal payments related to the 2030 Notes	$1,213,120
Joint Venture Financing
Refer to Note 14, “Joint Venture”, in the notes to the consolidated financial statements for additional information on debt issued by the Company’s consolidated subsidiary, Roblox China Holding Corp.
9. Commitments and Contingencies
Purchase Obligations—Non-cancellable contractual purchase obligations, primarily consisting of contracts associated with data center and software vendors, were as follows as of December 31, 2024 (in thousands):

Year ending December 31,
2025	$233,121
2026	89,981
2027	2,458
2028	312
2029	77
Thereafter	—
Total non-cancellable contractual purchase obligations	$325,949
Letters of Credit—The Company has letters of credit in connection with its operating leases which are not reflected in the Company’s consolidated balance sheets as of December 31, 2024 and 2023. The Company has not drawn down from the letters of credit and had $8.3 million and $11.6 million available in aggregate as of December 31, 2024 and 2023, respectively.
Legal Proceedings—The Company is and, from time to time may in the future become, involved in legal proceedings, claims and litigation in the ordinary course of business.

As of December 31, 2024 and 2023, the Company accrued for immaterial losses related to litigation matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated. The Company considered the progress of these cases, the opinions and views of its legal counsel and outside advisors, its experience and settlements in similar cases, and other factors in arriving at the conclusion that a potential loss was probable. The Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for all of these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings. The maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty and the ultimate resolution of one or more of these matters could ultimately have a material adverse effect on our operations.
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
Separately, on March 14, 2024, Gentry v. Roblox was filed in the United States District Court for the Northern District of California premised on substantially identical allegations as the Colvin matter. On April 18, 2024, the Gentry v. Roblox matter was consolidated with the Colvin matter. Plaintiffs filed a consolidated complaint on April 23, 2024. The consolidated complaint seeks monetary damages, including actual, punitive, and statutory damages, restitution, attorneys’ fees and costs, and declaratory and injunctive relief. The Company filed a motion to dismiss the consolidated complaint on May 14, 2024, which the court granted in part and denied in part on September 19, 2024. The Court dismissed with prejudice plaintiffs’ fraud-based claims and claims for injunctive relief, but allowed plaintiffs’ claims under California’s Unfair Competition Law and for negligence and unjust enrichment to proceed. On October 30, 2024, the Company filed an answer denying plaintiffs’ claims. On November 20, 2024, the Company filed an Amended Answer, again denying Plaintiffs’ claims, and adding cross-claims against virtual casino defendants for intellectual property infringement, violation of the Computer Fraud and Abuse Act, breach of contract, tortious interference, and indemnification, among others. Discovery is underway.
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
10. Stockholders’ Equity
Preferred Stock —The Company’s amended and restated certificate of incorporation authorizes the issuance of 100.0 million shares of convertible preferred stock with a par value of $0.0001 per share.

Common Stock —The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of December 31, 2024, the Company is authorized to issue 4,935.0 million shares of Class A common stock and 65.0 million shares of Class B common stock. Holders of Class A common stock and Class B common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of the Company’s convertible preferred stock. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 20 votes per share. Each share of our Class B common stock is convertible into one share of our Class A common stock at any time and will convert automatically upon certain transfers and upon the earliest of (i) the date that is specified by the affirmative vote of the holders of two-thirds of the then-outstanding shares of Class B common stock, (ii) the date on which less than 30% of the Class B common stock that was outstanding on March 2, 2021 continues to remain outstanding, (iii) March 10, 2036, (iv) nine months after the death or permanent disability of Mr. David Baszucki, and (v) nine months after the date on which Mr. Baszucki no longer serves as our CEO or as a member of our Board of Directors. Class A common stock and Class B common stock are not redeemable at the option of the holder.
During the years ended December 31, 2024 and 2023, respectively, 1.8 million and 1.3 million shares of Class B common stock held by entities affiliated with Mr. Baszucki, Founder, President, CEO and Chair of our Board of Directors (the “CEO”) were converted to Class A common stock.
Class A and Class B common stock are referred to as common stock throughout the notes to the consolidated financial statements, unless otherwise noted.
The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of December 31,
	2024	2023	2022
Stock options outstanding	27,458	40,159	51,591
RSUs outstanding	35,012	39,846	30,322
PSUs outstanding (1)	2,304	905	415
CEO Long-Term Performance Award (1)(2)	—	11,500	11,500
2020 Equity Incentive Plan	91,642	66,114	59,945
2020 Employee Stock Purchase Plan	20,855	16,075	11,093
Stock warrants outstanding	264	264	264
RSAs outstanding	32	149	500
Total	177,567	175,012	165,630
(1)Represents the shares of common stock reserved for future issuance at the maximum achievement levels.
(2)On March 1, 2024, the Leadership Development and Compensation Committee (i) approved the cancellation of the CEO Long-Term Performance Award, which was previously granted to the CEO under the 2017 Amended and Restated Equity Incentive Plan and (ii) granted Mr. Baszucki a new PSU award and RSU award. The PSUs and RSUs granted to Mr. Baszucki on March 1, 2024 are included in those respective rows above as of December 31, 2024. Refer to Note 11, “Stock-Based Compensation Expense”, to the notes to the consolidated financial statements for further discussion.
11. Stock-Based Compensation Expense
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
Under the 2017 Plan, stock options may be granted at a price not less than fair value (110% of fair value for incentive stock options issued to holders of 10% or more of voting stock). Stock appreciation rights may be granted at a price not less than fair value. Fair value is determined by the Board of Directors. Options are exercisable over periods not to exceed 10 years (five years for incentive stock options granted to holders of 10% or more of the voting stock) from the date of grant.
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
Under the 2020 Plan, 60.0 million shares of Class A common stock were initially reserved for future issuance. The number of shares of our Class A common stock reserved for future issuance under our 2020 Plan automatically increases on January 1 of each year by the least of (i) 75.0 million shares; (ii) five percent (5%) of the outstanding shares of all classes of the Company’s common stock as of December 31 of the preceding fiscal year; or (iii) a number of shares that may be determined by the Company’s Board of Directors. Stock-based awards under the 2020 Plan that expire or are forfeited, cancelled, or repurchased generally are returned to the pool of shares of Class A common stock available for issuance under the 2020 Plan. In addition, subject to the adjustment provisions of the 2020 Plan, the shares reserved for issuance under the 2020 Plan also include (i) any shares that, as of the day immediately prior to the effective date of the registration statement, have been reserved but not issued pursuant to any awards granted under the 2017 Plan and are not subject to any awards thereunder and (ii) any shares subject to stock options, RSUs or similar awards granted under our 2017 Plan and 2004 Plan that, after the effective date of the registration statement, expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest.
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
Stock-based compensation expense
Stock-based compensation expense included in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Infrastructure and trust & safety	$113,708	$92,147	$56,197
Research and development	723,326	607,593	398,899
General and administrative	138,444	131,577	109,607
Sales and marketing	40,316	36,650	24,795
Total stock-based compensation expense	$1,015,794	$867,967	$589,498
Stock Options
The following table summarizes the Company’s stock option activity (in thousands, except per option data and remaining contractual term):

	Options Outstanding
	Number of Shares Subject to Options	Weighted- Average Exercise Price (per Option)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances as of December 31, 2021	63,267	$2.82	6.97	$6,348,395
Granted	—	—
Cancelled, forfeited, and expired	(2,061)	$4.06
Exercised	(9,615)	$2.37
Balances as of December 31, 2022	51,591	$2.85	6.00	$1,321,183
Granted	—	—
Cancelled, forfeited, and expired	(762)	$4.60
Exercised	(10,670)	$2.23
Balances as of December 31, 2023	40,159	$2.98	5.16	$1,716,171
Granted	—	—
Cancelled, forfeited, and expired	(203)	$4.80
Exercised	(12,498)	$2.75
Balances as of December 31, 2024	27,458	$3.08	4.24	$1,504,261
Exercisable as of December 31, 2024	27,278	$3.06	4.23	$1,494,815
Vested and expected to vest at December 31, 2024	27,458	$3.08	4.24	$1,504,261
The aggregate intrinsic value of options exercised for the years ended December 31, 2024, 2023, and 2022 was $530.0 million, $373.4 million, and $423.3 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s Class A common stock at the time of exercise. The aggregate grant-date fair value of options that vested during the years ended December 31, 2024, 2023, and 2022 was $23.5 million, $51.9 million, and $64.1 million, respectively.

As of December 31, 2024, the Company had $2.6 million of unrecognized stock-based compensation related to unvested options, which is expected to be recognized over a weighted-average remaining requisite service period of less than one year.
RSUs and RSAs
The following table summarizes the Company’s RSU and RSA activity (in thousands, except per share data):

	RSUs		RSAs
	Number of Shares	Weighted- Average Grant Date Value per Share	Number of Shares	Weighted- Average Grant Date Value per Share
Unvested as of December 31, 2021	14,684	$68.03	468	$57.37
Granted	25,540	$41.09	298	$46.00
Vested and released	(8,169)	$57.65	(266)	$53.67
Cancelled	(1,733)	$57.58	—	—
Unvested as of December 31, 2022	30,322	$48.73	500	$52.55
Granted	27,377	$37.59	—	—
Vested and released	(14,812)	$45.97	(351)	$55.31
Cancelled	(3,041)	$46.79	—	—
Unvested as of December 31, 2023	39,846	$42.25	149	$46.00
Granted	22,604	$40.54	—	—
Vested and released	(21,170)	$42.83	(92)	$46.00
Cancelled	(6,268)	$40.68	(25)	$46.00
Unvested as of December 31, 2024	35,012	$41.07	32	$46.00
As of December 31, 2024, the Company had $1,339.2 million of unrecognized stock-based compensation related to RSUs, which is expected to be recognized over the weighted-average remaining requisite service period of 1.9 years.
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
As of December 31, 2024, the amount of unrecognized stock-based compensation related to RSAs was not material.
CEO PSUs and RSUs
CEO Long-Term Performance Award
In February 2021, the Leadership Development and Compensation Committee of the Company’s Board of Directors granted the CEO a Long-Term Performance Award under the 2017 Plan, which provided him the opportunity to earn a maximum number of 11,500,000 shares of Class A common stock. On March 1, 2024 (the “Modification Date”), the Leadership Development and Compensation Committee (i) approved the cancellation of the CEO Long-Term Performance Award and (ii) granted the CEO a new PSU award (the “2024 CEO PSU Award”) and RSU award (collectively, the “2024 CEO Award”) (refer to “2024 CEO PSUs and RSUs” header below for more information on the modified award). As of the Modification Date, $84.4 million of stock-based compensation expense remained unrecognized related to the CEO Long-Term Performance Award.

The CEO Long-Term Performance Award would have been eligible to vest based upon the satisfaction of a service condition and achievement of certain Class A common stock price targets (referred to as a “Company Stock Price Hurdle”) over various performance periods, with the first performance period beginning two years after the Effective Date and ending on the seventh anniversary of the Effective Date. The CEO Long-Term Performance Award was divided into seven performance periods that were eligible to vest based on the achievement of various Company Stock Price Hurdles, measured based on an average of our stock price over a consecutive 90-day trading period applicable to the performance period. In addition, Mr. Baszucki must have remained employed as our CEO through the date a Company Stock Price Hurdle was achieved in order to earn the RSUs that relate to the applicable Company Stock Price Hurdle. The following table summarizes the various Company Stock Price Hurdles and associated RSUs that would have been eligible to vest over each performance period (in thousands, except Company Stock Price Hurdles):

	Company Stock Price Hurdle	Number of RSUs Eligible to Vest	Performance Period Commencement Dates as Measured from the Effective Date
1	$165.00	750	2 years
2	$200.00	750	3 years
3	$235.00	2,000	4 years
4	$270.00	2,000	5 years
5	$305.00	2,000	5 years
6	$340.00	2,000	5 years
7	$375.00	2,000	5 years
The Company estimated the grant date fair value of the CEO Long-Term Performance Award using a model based on multiple stock price outcomes developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Company Stock Price Hurdles may not be satisfied. A Monte Carlo simulation model requires use of various assumptions, including the underlying stock price, volatility, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. The weighted-average grant date fair value of the CEO Long-Term Performance Award was estimated to be $20.19 per share, and the Company estimated that as of the grant date, it would have recognized total stock-based compensation expense of approximately $232.2 million over the derived service period of each of the seven separate tranches which was between 3.45 – 5.38 years, using the accelerated attribution method.
2024 CEO PSUs and RSUs
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
The Company recorded $32.6 million of stock-based compensation expense related to the 2024 CEO PSU Award and CEO Long-Term Performance Award, in total, during the year ended December 31, 2024 within general and administrative expenses. The Company recorded $48.9 million of stock-based compensation expense related to the CEO Long-Term Performance Award during each of the years ended December 31, 2023 and 2022 within general and administrative expenses. Unrecognized stock-based compensation expense related to the 2024 CEO PSU Award was $38.7 million as of December 31, 2024, which is expected to be recognized over the remaining derived service period of each respective tranche.
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
During the year ended December 31, 2024, $11.3 million of stock-based compensation expense was recorded related to the 2024 Executive PSU Awards. Based on the expected probability of achievement against the pre-established performance measures as of December 31, 2024, unrecognized stock-based compensation expense related to the 2024 Executive PSU Awards was $17.8 million, which is expected to be recognized over the remaining derived service period of each respective tranche.

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
As of December 31, 2024, the target number of shares under the 2023 PSU Awards totaled 213,502, with 80% of the target number of shares allocated to the cumulative bookings performance measure and 20% of the target number of shares allocated to the cumulative PSU Adjusted EBITDA performance measure. Based on actual performance through the end of the performance period ending on December 31, 2024, a total of 373,029 shares were earned under the 2023 PSU Awards, subject to each employees continuous employment through the required vesting dates.
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
On August 1, 2024, Michael Guthrie, the Company’s Chief Financial Officer, notified Roblox of his intent to resign as Chief Financial Officer. The Company entered into a Separation and Transition Agreement with Mr. Guthrie on September 30, 2024 (the “Transition Agreement”), pursuant to which Mr. Guthrie’s employment with the Company will terminate upon the commencement of employment of the Company’s next Chief Financial Officer. Following his termination of employment, Mr. Guthrie will continue to serve the Company as an advisor until March 1, 2025, or, if later, the one-month anniversary of his termination date. Pursuant to his agreement, on the determination date (as defined in his applicable PSU agreement and which is expected to occur in the first quarter of 2025), Mr. Guthrie will vest into the first 50% of his 2023 PSUs, contingent upon the Company achievement of performance measures. The Company concluded that the Transition Agreement constitutes a modification of the remaining requisite service period for the modified portion of Mr. Guthrie’s 2023 PSU Award and the remaining expense related to the modified tranche was recognized in the fourth quarter of 2024.
The Company recorded $6.7 million and $6.4 million of stock-based compensation expense related to the 2023 PSU Awards during the years ended December 31, 2024 and 2023, respectively. Unrecognized stock-based compensation expense related to the 2023 PSU Awards was $4.0 million as of December 31, 2024, which is expected to be recognized over the remaining derived service period of each respective tranche.
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

The Company recorded a stock-based compensation benefit of $0.3 million during the year ended December 31, 2024, primarily driven by the departure of an executive in the second quarter of 2024, and stock-based compensation expense of $3.2 million and $3.0 million during the years ended December 31, 2023 and 2022, respectively, related to the 2022 PSU Awards. As of December 31, 2024, unrecognized stock-based compensation expense related to the 2022 PSU awards was not material.
Employee Stock Purchase Plan
The following table presents the assumptions used in estimating the grant date fair value of purchase rights granted under the 2020 ESPP for the offerings made in the respective years including reset and rollover:

	Year Ended December 31,
	2024			2023			2022
Risk-free interest rate	3.91%	-	5.34%	4.78%	-	5.61%	0.71%	-	3.35%
Expected volatility	44.43%	-	76.08%	47.92%	-	75.99%	54.16%	-	81.51%
Dividend yield	—%			—%			—%
Expected terms (in years)	0.50	-	2.00	0.49	-	2.00	0.50	-	2.01
The Company recorded $18.5 million, $32.0 million, and $25.7 million of stock-based compensation expense related to the 2020 ESPP during the years ended December 31, 2024, 2023, and 2022, respectively.
12. Accumulated Other Comprehensive Income (Loss)
The following table shows a summary of changes in accumulated other comprehensive income/(loss) by component for the periods presented (in thousands):

	Foreign Currency Translation	Unrealized Gains/(Losses) on Available-For-Sale Debt Securities	Total
Balance as of December 31, 2022	$671	$—	$671
Other comprehensive income/(loss), net of tax, before reclassifications	771	(1,845)	(1,074)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	—	1,939	1,939
Change in accumulated other comprehensive income/(loss), net of tax	771	94	865
Balance as of December 31, 2023	$1,442	$94	$1,536
Other comprehensive income/(loss), net of tax, before reclassifications	(3,609)	(3,130)	(6,739)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	—	1,308	1,308
Change in accumulated other comprehensive income/(loss), net of tax	(3,609)	(1,822)	(5,431)
Balance as of December 31, 2024	$(2,167)	$(1,728)	$(3,895)
13. Employee Benefits
Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan for eligible employees. For the years ended December 31, 2024 and 2023, the Company matched 100% of all employee contributions, up to 50% of the Internal Revenue Service (“IRS”) deferral limit. For the year ended December 31, 2022, the Company matched 100% of the first 3% of employee contributions and 50% of the next 2% for each employee, subject to the maximum total contribution mandated by the IRS.
The Company made matching contributions in the amounts of $28.0 million, $24.9 million, and $14.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

14. Joint Venture
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
The 2026 Notes were funded by the Company and Songhua (the “Lenders”) in the amounts of $15.3 million and $14.7 million, respectively. The 2026 Notes bear interest at a rate of 6.0% per annum, with accrued interest payable on the final maturity date.
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
The portion of the 2026 Notes outstanding to Songhua is reflected in the Company’s consolidated financial statements as long-term debt, net, at its principal amount, while the portion outstanding to the Company – including any related interest expense – is eliminated upon consolidation. Interest expense related to the 2026 Notes was $0.9 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively.
15. Income Taxes
The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(935,487)	$(1,151,493)	$(916,592)
Foreign	(1,013)	(6,990)	(13,997)
Loss before income taxes	$(936,500)	$(1,158,483)	$(930,589)

The components of the provision for/(benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current provision:
Federal	$—	$(144)	$144
State	2,007	(561)	2,405
Foreign	2,691	1,255	1,582
Total current provision	4,698	550	4,131
Deferred provision:
Federal	—	—	(474)
State	—	—	(105)
Foreign	(584)	(96)	—
Total deferred provision	(584)	(96)	(579)
Provision for/(benefit from) income taxes	$4,114	$454	$3,552
The provision for/(benefit from) income taxes differs from the amount estimated by applying the statutory income/(loss) before taxes as follows:

	Year Ended December 31,
	2024	2023	2022
Federal tax at statutory rate	21%	21%	21%
State tax at statutory rate, net of federal benefit	2	2	2
Research and development credits	9	6	2
Change in valuation allowance	(35)	(27)	(21)
Stock-based compensation	3	(3)	(4)
Other	0	1	0
Provision for/(benefit from) income taxes	0%	0%	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the components of the Company’s deferred tax assets/(liabilities) for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Deferred tax assets:
Accrued expenses	$17,730	$14,231	$13,593
Intangible assets	2,050	—	—
Deferred revenue	285,033	246,144	198,130
Net operating loss carryforwards	599,380	599,804	490,309
Tax credit carryforwards	234,868	155,246	85,527
Stock-based compensation	31,089	29,083	28,238
Operating lease liabilities	186,229	176,007	130,688
Capitalized research and development	605,278	366,898	178,488
Other	5,650	2,914	1,988
Total gross deferred tax asset	1,967,307	1,590,327	1,126,961
Less: valuation allowance	(1,551,700)	(1,222,211)	(907,226)
Net deferred tax assets	415,607	368,116	219,735
Deferred tax liabilities:
Fixed assets	(40,178)	(28,645)	(92,009)
Intangible assets	—	(2,735)	(6,694)
Operating lease right-of-use assets	(155,121)	(154,334)	(121,032)
Deferred cost of revenue	(219,859)	(182,495)	—
Total deferred tax liabilities	(415,158)	(368,209)	(219,735)
Net deferred tax assets/(liabilities)	$449	$(93)	$—
We have not provided U.S. income taxes or foreign withholding taxes on the undistributed earnings of our profitable foreign subsidiaries because we intend to permanently reinvest such earnings in foreign operations. As of December 31, 2024 and 2023, the cumulative amount of earnings upon which income taxes have not been provided is not material.
The Company accounts for deferred taxes under ASC 740, Income Taxes, which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. Due to our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. There are valuation allowances on net deferred tax assets in certain foreign jurisdictions. The deferred tax assets and deferred tax liabilities in other foreign jurisdictions without valuation allowances are immaterial.
The Company’s valuation allowance increased by $329.5 million, $315.0 million, and $195.9 million, in the years ended December 31, 2024, 2023, and 2022, respectively.
As of December 31, 2024, we had federal net operating loss carryforwards of $2,382.3 million, which do not expire, federal net operating loss carryforwards of $10.7 million, which begin to expire in 2037, state net operating loss carryforwards of $1,433.7 million, which begin to expire in 2025, and foreign net operating loss carryforwards of $64.8 million, which begin to expire in 2025.
As of December 31, 2024, we had U.S. federal and California research and development tax credits of approximately $304.7 million and $210.0 million, respectively. The federal research and development credits begin to expire in 2030, while California credits do not expire.

Under Internal Revenue Code Section 382 (“Section 382”), an ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company did experience one or more ownership changes in financial periods ending on or before December 31, 2024. In this regard, the Company has determined that based on the timing of the ownership change and the corresponding Section 382 limitations, none of its net operating losses or other tax attributes appear to expire subject to such limitation.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	As of December 31,
	2024	2023	2022
Unrecognized tax benefits at beginning of year	$172,389	$96,372	$72,919
Increases related to current year tax positions	89,881	59,917	25,458
Increases related to prior year tax positions	61	16,100	865
Decreases related to prior year tax positions	(1,176)	—	(2,870)
Unrecognized tax benefits at end of year	$261,155	$172,389	$96,372
We classify uncertain tax positions as non-current liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded as an offset to the deferred tax asset on the consolidated balance sheet. As of December 31, 2024, we had gross unrecognized tax benefits of approximately $261.2 million, of which $3.1 million would impact income tax expense if recognized. As of December 31, 2023, we had gross unrecognized tax benefits of approximately $172.4 million. The Company does not anticipate any significant change within twelve months of this reporting date.
The Company accrued interest and penalties of $0.7 million, $0.4 million, and $0.2 million in the years ended December 31, 2024, 2023 and 2022, respectively.
The Company is subject to taxation in the United States, various states, and foreign jurisdictions. All tax years for U.S. federal and California tax returns currently remain open for examination by the tax authorities. As of December 31, 2024, we are no longer subject to foreign examinations by tax authorities for years before 2019. As of December 31, 2024, the Company is under examination in a foreign jurisdiction and is not under examination by the Internal Revenue Service or any state tax jurisdictions.
16. Basic and Diluted Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2024	2023	2022
Basic and diluted net loss per share
Numerator
Consolidated net loss	$(940,614)	$(1,158,937)	$(934,141)
Less: net loss attributable to noncontrolling interest	(5,230)	(6,991)	(9,775)
Net loss attributable to common stockholders	$(935,384)	$(1,151,946)	$(924,366)
Denominator
Weighted-average common shares used in computing net loss per share attributable to common stockholders, based and diluted	647,482	616,445	595,559
Net loss per share attributable to common stockholders, basic and diluted	$(1.44)	$(1.87)	$(1.55)

The potential shares of common stock that were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive are as follows (in thousands):

	As of December 31,
	2024	2023	2022
Stock options outstanding	27,458	40,159	51,591
RSUs outstanding	35,012	39,846	30,322
2020 ESPP	1,634	3,347	2,311
2023 PSUs Awards based on performance target achievement at period-end(1)	373	9	—
Stock warrants outstanding	264	264	264
RSAs outstanding	32	149	500
Total	64,773	83,774	84,988
(1)Represents the actual or hypothetical number of shares earned under the Company’s 2023 PSU Awards, based on actual performance as of the respective balance sheet date.
Except for the 2023 PSU Awards, all other PSUs were excluded from the above table because the respective stock price or performance targets had not been met as of the periods presented.
17. Reportable Segments
The following represents segment information for the Company’s single operating segment, for the periods presented (in thousands):

	Year ended December 31,
	2024	2023	2022
Revenue	$3,601,979	$2,799,274	$2,225,052
Add (deduct):
Cost of revenue(1)	$(801,162)	$(649,115)	$(547,658)
Developer exchange fees	(922,821)	(740,752)	(623,855)
Adjusted infrastructure expenses(2)	(465,782)	(458,753)	(423,654)
Adjusted trust & safety expenses(2)	(254,300)	(239,711)	(157,412)
Personnel costs, excluding stock-based compensation expense and excluding infrastructure and trust & safety personnel costs	(729,424)	(691,899)	(526,491)
Stock-based compensation expense, excluding infrastructure and trust & safety stock-based compensation expense	(902,086)	(775,820)	(533,301)
Depreciation and amortization expense	(226,437)	(208,142)	(130,083)
Other segment items(3)	(374,814)	(294,676)	(212,126)
Interest income	179,531	141,818	38,842
Interest expense	(41,184)	(40,707)	(39,903)
(Provision for)/benefit from income taxes	(4,114)	(454)	(3,552)
Consolidated net loss	$(940,614)	$(1,158,937)	$(934,141)
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety expenses in the Company’s consolidated statement of operations.
(2)Adjusted infrastructure and adjusted trust & safety expenses exclude depreciation and amortization expense.
(3)Other segment items primarily include expenses for facilities, professional services, advertising and promotions, non-capitalized software and equipment, and other income/(expense), net.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of our Audit & Compliance Committee, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2024, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
During our most recent fiscal quarter, the below directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408. Each of these trading arrangements begins trading after the termination of any outstanding prior trading arrangements for the relevant director or officer, as applicable.
On November 4, 2024, David Baszucki, our Chief Executive Officer and member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement as an individual, as trustee of The Baszucki Family Foundation, and as a representative of the Bessemer Trust Company of Delaware who serves as trustee for the 2020 Jan Baszucki Gift Trust, dated April 3, 2020 and the 2020 David Baszucki Gift Trust, dated April 3, 2020. The trading arrangement provides for the sale from time to time of an aggregate of up to 8,781,047 shares of Class A Common Stock at or above specified market prices and the gift of an aggregate of up to 1,914,015 shares of Class A Common Stock to charitable organizations. The trading arrangement expires on February 24, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c) and the Company’s policies regarding insider transactions.
On November 15, 2024, Anthony Lee, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement, as a trustee of the Fallen Leaf Revocable Trust. The trading arrangement provides for the sale from time to time of an aggregate of up to 660,000 shares of Class A Common Stock at or above specified market prices. The trading arrangement expires on March 31, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c) and the Company’s policies regarding insider transactions.
On November 14, 2024, Greg Baszucki, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement as trustee of the Greg & Christina Baszucki Living Trust, dated August 18, 2016. The trading arrangement provides for the sale from time to time of an aggregate of up to 1,168,650 shares of Class A Common Stock at or above specified market prices and the gift of an aggregate of up to 350,595 shares of Class A Common Stock to a charitable organization. The trading arrangement expires on March 6, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c). and the Company’s policies regarding insider transactions.
On November 12, 2024, Michael Guthrie, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 500,000 shares of Class A Common Stock at or above specified market prices. The trading arrangement expires on November 21, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c) and the Company’s policies regarding insider transactions.
On November 5, 2024, Arvind Chakravarthy, our Chief People and Systems Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 143,194 shares of Class A Common Stock plus an additional number of shares determined based on a written formula that is calculated based on a specified net number of shares of Class A Common Stock resulting from the vesting of RSU granted and ESPP shares purchased after the adoption date of the Rule 10b5-1 trading arrangement at or above specified market prices. The trading arrangement expires on December 31, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c) and the Company’s policies regarding insider transactions.
On November 1, 2024, Mark Reinstra, our Chief Legal Officer and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 310,000 shares of Class A Common Stock, with the actual number of shares sold determined based on a written formula at specified market prices. The trading arrangement expires on May 19, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c) and the Company’s policies regarding insider transactions.
Other than as disclosed above, no other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the last fiscal quarter.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	001-39763	3.1	May 13, 2021
3.2	Amended and Restated Bylaws of the registrant.	8-K	001-39763	3.1	September 14, 2023
4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-250204	4.1	January 8, 2021
4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of January 6, 2021.	S-1/A	333-250204	4.2	January 8, 2021
4.3	Form of Common Stock Warrant issued in connection with an acquisition between the registrant, Jerome Boulon and CaliStream, LLC.	S-1/A	333-250204	4.3	January 8, 2021
4.4	Indenture, dated as of October 29, 2021, between the registrant and U.S. Bank National Association, as Trustee.	8-K	001-39763	4.1	October 29, 2021
4.5	Form of 3.875% Senior Notes due 2030 (included in Exhibit 4.4).	8-K	001-39763	4.2	October 29, 2021
4.6	Description of Capital Stock of the registrant.	10-K	001-39763	4.8	February 25, 2022
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-250204	10.1	January 8, 2021
10.2+	2020 Equity Incentive Plan and related form agreements.	10-K	001-39763	10.2	February 21, 2024
10.3+	Amended and Restated 2017 Equity Incentive Plan, as amended, and related form agreements.	S-1/A	333-250204	10.4	January 8, 2021
10.4+	2004 Incentive Stock Plan, as amended, and related form agreements.	S-1/A	333-250204	10.5	January 8, 2021
10.5+	2020 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-250204	10.6	January 8, 2021
10.6	Form of Class B Exchange Agreement between the registrant and certain stockholders.	S-1/A	333-250204	10.7	January 8, 2021
10.7+	Form of Change in Control and Severance Agreement, as amended and restated, between the registrant and each of its executive officers.	10-K	001-39763	10.7	February 25, 2022
10.8	Outside Director Compensation Policy, as amended	10-Q	001-39763	10.2	May 10, 2023
10.9+	Confirmatory Offer Letter by and between the registrant and David Baszucki dated March 3, 2021.	10-Q	001-39763	10.6	May 13, 2021
10.10+	Confirmatory Offer Letter by and between the registrant and Michael Guthrie dated November 18, 2020.	S-1/A	333-250204	10.12	January 8, 2021
10.11+	Separation and Transition Agreement by and between the Registrant and Michael Guthrie entered into on September 30, 2024.	10-Q	001-39763	10.1	October 31, 2024
10.12+	Confirmatory Offer Letter by and between the registrant and Mark Reinstra dated November 18, 2020.	S-1/A	333-250204	10.15	January 8, 2021
10.13+	Offer Letter by and between the registrant and Manuel Bronstein dated as of January 31, 2021.	10-Q	001-39763	10.4	May 13, 2021

10.14+	Offer Letter, by and between the registrant and Amy Rawlings dated as of July 15, 2022.	10-Q	001-39763	10.1	November 9, 2022
10.15+*	Offer Letter, by and between the registrant and Arvind K. Chakravarthy dated as of April 30, 2023.
19.1	Insider Trading Policy of the registrant.	10-K	001-39763	19.1	February 21, 2024
21.1*	List of subsidiaries of the registrant.
23.1*	Consent of independent registered public accounting firm.
24.1*	Power of Attorney, Reference is made to the signature page.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
97.1	Compensation Recovery Policy of the registrant.	10-K	001-39763	97.1	February 21, 2024
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Mateo, California, on the 18th day of February, 2025.

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

Signature	Title	Date

/s/ David Baszucki	Founder, President, Chief Executive Officer and Chair of Board of Directors
David Baszucki	(Principal Executive Officer)	February 18, 2025

/s/ Michael Guthrie	Chief Financial Officer
Michael Guthrie	(Principal Financial Officer)	February 18, 2025

/s/ Amy Rawlings	Chief Accounting Officer
Amy Rawlings	(Principal Accounting Officer)	February 18, 2025

/s/ Gregory Baszucki	Director
Gregory Baszucki		February 18, 2025

/s/ Christopher Carvalho	Director
Christopher Carvalho		February 18, 2025

/s/ Jason Kilar	Director
Jason Kilar		February 18, 2025
/s/ Anthony P. Lee	Director
Anthony P. Lee		February 18, 2025

/s/ Gina Masantuono	Director
Gina Mastantuono		February 18, 2025

/s/ Andrea Wong	Director
Andrea Wong		February 18, 2025