Form 10-Q
period 2025-03-31
Roblox Corp
filed 2025-05-01
CIK 1315098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission File Number: 001-39763
Roblox Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-0991664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3150 South Delaware Street
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 15, 2025, the registrant had approximately 629,990,658 shares of Class A common stock and 48,293,658 of Class B common stock outstanding, each with a par value of $0.0001 per share.

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
•our ability to successfully execute our business and growth strategy, including our potential to scale and grow our advertising business, our international users, developers, and creators and our ability to create new revenue opportunities and capture a greater percentage of global gaming revenue;
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
•future acquisitions or investments, including infrastructure investments to increase capacity and investments in AI and automation;
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
•our goal for developers and creators to build better experiences;
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
We believe that these metrics are reasonable estimates of our user base for the applicable period of measurement, and that the methodologies we employ and update from time-to-time to create these metrics are reasonable bases to identify trends in user behavior. Because we update the methodologies we employ to create metrics, our current and future period metrics may not be comparable to those in prior periods. For example, we are exploring using technology to obtain greater granularity in our estimates of our user demographics. As a result of our using such technology, prior period demographics may not be comparable to future ones. Similarly, our metrics may differ from estimates published by third parties or from similarly-titled metrics from other companies due to differences in methodology.
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
Other companies, including companies in our industry, may calculate DAUs differently. We track DAUs as an indicator of the size of the audience engaged on our platform. DAUs are also broken out by geographic region to help us understand the global engagement on our platform. The geographic location data collected is based on the IP address associated with the account when an account is initially registered on Roblox. The IP address may not always accurately reflect a user’s actual location at the time they engaged with our platform. Prior to the fourth quarter of 2023, we grouped Xbox users into Rest of World for the purposes of our reporting and beginning in the fourth quarter of 2023, Xbox users have been reported in their respective geographies (we note that prior to the fourth quarter of 2023, Xbox users have represented less than 2% of our total quarterly DAUs and quarterly hours engaged).
Because DAUs measure account activity and an individual user may actively use our platform within a particular day on multiple accounts for which that individual registered, our DAUs are not a measure of unique individuals accessing Roblox. References to “user” or our “user base” in this report refer to users as described in our definition of DAUs. Additionally, if undetected, fraud and unauthorized access to our platform may contribute, from time to time, to an overstatement of DAUs. In many cases, fraudulent accounts are created by bots to inflate user activity for a particular developer’s content on our platform, thus making the developer’s experience (which refer to the titles that have been created by developers) or other content appear more popular than it really is. We strive to detect and minimize fraud and unauthorized access to our platform. See the sections titled “Risk Factors—Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may significantly harm and negatively affect our reputation and our business,” and “Risk Factors—Some developers, creators, and users on our Platform may make unauthorized, fraudulent, or illegal use of Robux and other digital goods or experiences on our Platform, including by use of unauthorized third-party websites or “cheating” programs.”

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
We believe bookings provide a timelier indication of trends in our operating results that are not necessarily reflected in our revenue as a result of the fact that we recognize the majority of revenue over the estimated average lifetime of a paying user, which was 27 months as of March 31, 2025. The change in deferred revenue constitutes the vast majority of the reconciling difference from revenue to bookings. By removing these non-cash adjustments, we are able to measure and monitor our business performance based on the timing of actual transactions with our users and the cash that is generated from these transactions. Over the long-term, the factors impacting our revenue and bookings trends are the same. However, in the short-term, there are factors that may cause revenue and bookings trends to differ.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ROBLOX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	As of
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,158,680	$711,683
Short-term investments	1,585,849	1,697,862
Accounts receivable—net of allowances	403,506	614,838
Prepaid expenses and other current assets	88,970	75,415
Deferred cost of revenue, current portion	654,636	628,232
Total current assets	3,891,641	3,728,030
Long-term investments	1,766,011	1,610,215
Property and equipment—net	617,127	659,589
Operating lease right-of-use assets	660,471	665,885
Deferred cost of revenue, long-term	326,240	321,824
Intangible assets, net	29,983	34,153
Goodwill	141,972	141,688
Other assets	18,804	13,619
Total assets	$7,452,249	$7,175,003
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$52,543	$42,885
Accrued expenses and other current liabilities	277,249	275,754
Developer exchange liability	346,160	339,600
Deferred revenue—current portion	3,143,701	3,004,969
Total current liabilities	3,819,653	3,663,208
Deferred revenue—net of current portion	1,606,171	1,567,007
Operating lease liabilities	666,957	670,051
Long-term debt, net	1,006,722	1,006,371
Other long-term liabilities	56,151	59,712
Total liabilities	7,155,654	6,966,349
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value; 5,000,000 authorized as of March 31, 2025 and December 31, 2024, 677,750 and 666,419 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; Class A common stock—4,935,000 shares authorized as of March 31, 2025 and December 31, 2024, 629,456 and 618,116 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; Class B common stock—65,000 shares authorized as of March 31, 2025 and December 31, 2024, 48,294 and 48,303 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively
	63	62
Additional paid-in capital	4,516,341	4,220,916
Accumulated other comprehensive income/(loss)	4,976	(3,895)
Accumulated deficit	(4,210,693)	(3,995,637)
Total Roblox Corporation Stockholders’ equity	310,687	221,446
Noncontrolling interest	(14,092)	(12,792)
Total Stockholders’ equity	296,595	208,654
Total Liabilities and Stockholders’ equity	$7,452,249	$7,175,003
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue	$1,035,207	$801,300
Costs and expenses:
Cost of revenue(1)	224,725	178,866
Developer exchange fees	281,564	202,405
Infrastructure and trust & safety	242,127	226,934
Research and development	374,600	362,065
General and administrative	119,132	97,824
Sales and marketing	47,768	35,534
Total costs and expenses	1,289,916	1,103,628
Loss from operations	(254,709)	(302,328)
Interest income	46,323	42,170
Interest expense	(10,350)	(10,363)
Other income/(expense), net	3,259	(346)
Loss before income taxes	(215,477)	(270,867)
Provision for/(benefit from) income taxes	863	1,053
Consolidated net loss	(216,340)	(271,920)
Net loss attributable to noncontrolling interest	(1,284)	(1,316)
Net loss attributable to common stockholders	$(215,056)	$(270,604)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.43)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	671,657	635,020
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Consolidated net loss	$(216,340)	$(271,920)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	1,832	(678)
Net change in unrealized gains/(losses) on available-for-sale marketable securities	7,023	(6,381)
Other comprehensive income/(loss), net of tax	8,855	(7,059)
Total comprehensive loss, including noncontrolling interest	(207,485)	(278,979)
Less: net loss attributable to noncontrolling interest	(1,284)	(1,316)
Less: cumulative translation adjustments attributable to noncontrolling interest	(16)	66
Other comprehensive loss attributable to noncontrolling interest, net of tax	(1,300)	(1,250)
Total comprehensive loss attributable to common stockholders	$(206,185)	$(277,729)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
Three Months Ended March 31, 2025

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	666,419	$62	$4,220,916	$(3,895)	$(3,995,637)	$(12,792)	$208,654
Issuance of common stock upon exercise of stock options	4,631	1	12,030	—	—	—	12,031
Issuance of common stock under Employee Stock Purchase Plan	1,011	—	24,459	—	—	—	24,459
Vesting of restricted stock units and performance stock units	5,689	—	—	—	—	—	—
Stock-based compensation expense	—	—	258,936	—	—	—	258,936
Other comprehensive income/(loss)	—	—	—	8,871	—	(16)	8,855
Net loss	—	—	—	—	(215,056)	(1,284)	(216,340)
Balance at March 31, 2025	677,750	$63	$4,516,341	$4,976	$(4,210,693)	$(14,092)	$296,595
Three Months Ended March 31, 2024

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	631,221	$61	$3,134,946	$1,536	$(3,060,253)	$(7,664)	$68,626
Issuance of common stock upon exercise of stock options	2,594	—	7,796	—	—	—	7,796
Issuance of common stock under Employee Stock Purchase Plan	1,085	—	24,742	—	—	—	24,742
Vesting of restricted stock units	4,834	—	—	—	—	—	—
Stock-based compensation expense	—	—	240,502	—	—	—	240,502
Other comprehensive income/(loss)	—	—	—	(7,125)	—	66	(7,059)
Net loss	—	—	—	—	(270,604)	(1,316)	(271,920)
Balance at March 31, 2024	639,734	$61	$3,407,986	$(5,589)	$(3,330,857)	$(8,914)	$62,687
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Consolidated net loss	$(216,340)	$(271,920)
Adjustments to reconcile net loss including noncontrolling interests to net cash and cash equivalents provided by operations:
Depreciation and amortization expense	53,734	53,741
Stock-based compensation expense	258,936	240,502
Operating lease non-cash expense	30,300	27,722
(Accretion)/amortization on marketable securities, net	(19,368)	(19,998)
Amortization of debt issuance costs	351	338
Impairment expense, (gain)/loss on investment and other asset sales, and other, net	(215)	63
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	211,324	174,068
Prepaid expenses and other current assets	(12,449)	(15,310)
Deferred cost of revenue	(30,219)	(33,368)
Other assets	(5,146)	51
Accounts payable	18,967	(3,576)
Accrued expenses and other current liabilities	(5,200)	(9,221)
Developer exchange liability	6,561	(22,190)
Deferred revenue	175,496	129,184
Operating lease liabilities	(25,496)	(19,103)
Other long-term liabilities	2,678	7,963
Net cash and cash equivalents provided by operating activities	443,914	238,946
Cash flows from investing activities:
Acquisition of property and equipment	(17,365)	(46,680)
Purchases of intangible assets	—	(1,200)
Purchases of investments	(1,169,947)	(1,032,756)
Maturities of investments	1,000,250	873,820
Sales of investments	151,771	128,232
Net cash and cash equivalents used in investing activities	(35,291)	(78,584)
Cash flows from financing activities:
Proceeds from issuance of common stock	36,531	32,670
Financing payments related to acquisitions	—	(4,450)
Net cash and cash equivalents provided by financing activities	36,531	28,220
Effect of exchange rate changes on cash and cash equivalents	1,843	(634)
Net increase/(decrease) in cash and cash equivalents	446,997	187,948
Cash and cash equivalents
Beginning of period	711,683	678,466
End of period	$1,158,680	$866,414
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities	$15,093	$30,084
The accompanying notes are an integral part of these condensed consolidated financial statements.

Roblox Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Description of Business
Description of Business
Roblox Corporation (the “Company” or “Roblox”) was incorporated under the laws of the state of Delaware in March 2004. In April 2025, the Company announced its intention to reincorporate from Delaware to Nevada and, if approved by the Company's stockholders, expects such reincorporation to occur following its 2025 annual meeting of stockholders.
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
The Company’s fiscal year ends on December 31. For example, references to fiscal year 2025 and 2024 refer to the fiscal year ending December 31, 2025 and December 31, 2024, respectively.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 18, 2025.
In the Company’s opinion, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended March 31, 2025 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other interim period.
For a discussion of the Company’s significant accounting policies, refer to the significant accounting policies as described in the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 18, 2025.
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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose specific tax rate reconciliation categories, as well as income taxes paid disaggregated by jurisdiction, amongst other disclosure enhancements. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The ASU can be adopted on a prospective or retrospective basis. The Company is evaluating the disclosure requirements related to the new standard.
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
3. Revenue from Contracts with Customers
The following table summarizes revenue by region based on the billing country of users (in thousands, except percentages):

	Three Months Ended March 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada(1)	$647,266	62%	$509,564	64%
Europe	193,636	19	145,564	18
Asia-Pacific, including Australia and New Zealand	109,036	11	85,274	11
Rest of world	85,269	8	60,898	7
Total	$1,035,207	100%	$801,300	100%
(1)The Company’s revenues in the United States were 59% of consolidated revenue for the three months ended March 31, 2025, and 60% for the three months ended March 31, 2024.

No individual country, other than the United States, exceeded 10% of the Company’s consolidated revenue for any period presented.
Durable virtual items accounted for 91% of virtual item-related revenue for the three months ended March 31, 2025 and 92% for the three months ended March 31, 2024. Consumable virtual items accounted for 9% of virtual item-related revenue for the three months ended March 31, 2025 and 8% for the three months ended March 31, 2024.
The estimated paying user life was 27 months during the three months ended March 31, 2025 and 28 months during the three months ended March 31, 2024.
Deferred Revenue
The Company receives payments from its users based on the payment terms established in its contracts. Such payments are initially recorded to deferred revenue and are recognized into revenue as the Company satisfies its performance obligations. The aggregate amount of revenue allocated to unsatisfied performance obligations is included in our deferred revenue balances.
The increase in deferred revenue for the three months ended March 31, 2025 was driven by sales during the period exceeding revenue recognized from the satisfaction of our performance obligations, which includes the revenue recognized during the period that was included in the current portion of deferred revenue at the beginning of the period. During the three months ended March 31, 2025, we recognized $892.0 million of revenue that was included in the current deferred revenue balance as of December 31, 2024.
4. Leases
The Company has executed subleases as sub-lessor pursuant to which it has subleased office space in its former San Mateo, California corporate headquarters. Sublease income was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Sublease income	$2,331	$1,405
5. Cash Equivalents and Investments
The following is a summary of the Company’s cash equivalents and short-term and long-term investments (in thousands):

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$1,046,281	$—	$—	$1,046,281	$1,046,281	$—	$—
U.S. Treasury securities	2,102,803	3,243	(1,091)	2,104,955	—	1,364,081	740,874
Subtotal	3,149,084	3,243	(1,091)	3,151,236	1,046,281	1,364,081	740,874
Level 2
U.S. agency securities	373,552	136	(98)	373,590	—	—	373,590
Commercial paper	208,437	—	—	208,437	19,982	188,455	—
Corporate debt securities	679,245	3,429	(324)	682,350	—	30,803	651,547
Subtotal	1,261,234	3,565	(422)	1,264,377	19,982	219,258	1,025,137
Total Debt Securities	$4,410,318	$6,808	$(1,513)	$4,415,613	$1,066,263	$1,583,339	$1,766,011
Equity Securities
Level 1
Mutual funds(1)				$2,510	$—	$2,510	$—
Total Equity Securities				$2,510	$—	$2,510	$—
Total Cash Equivalents and Investments	$4,410,318	$6,808	$(1,513)	$4,418,123	$1,066,263	$1,585,849	$1,766,011

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$615,890	$—	$—	$615,890	$615,890	$—	$—
U.S. Treasury securities	2,159,558	1,886	(4,446)	2,156,998	—	1,402,694	754,304
Subtotal	2,775,448	1,886	(4,446)	2,772,888	615,890	1,402,694	754,304
Level 2
U.S. agency securities	293,423	82	(211)	293,294	—	1	293,293
Commercial paper	280,243	—	(1)	280,242	19,818	260,424	—
Corporate debt securities	594,221	2,202	(1,240)	595,183	—	32,565	562,618
Subtotal	1,167,887	2,284	(1,452)	1,168,719	19,818	292,990	855,911
Total Debt Securities	$3,943,335	$4,170	$(5,898)	$3,941,607	$635,708	$1,695,684	$1,610,215
Equity Securities
Level 1
Mutual funds(1)				$2,178	$—	$2,178	$—
Total Equity Securities				$2,178	$—	$2,178	$—
Total Cash Equivalents and Investments	$3,943,335	$4,170	$(5,898)	$3,943,785	$635,708	$1,697,862	$1,610,215
(1)The equity securities relate to the Company’s nonqualified deferred compensation plan and are held in a rabbi trust.
As of March 31, 2025, all of the Company’s short-term debt investments have contractual maturities of one year or less and all of the Company’s long-term debt investments have contractual maturities between one and five years.
Changes in market interest rates, credit risk of borrowers, and overall market liquidity, amongst other factors, may cause our short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of March 31, 2025, the unrealized losses were primarily driven by increases in market interest rates following the date of purchase and the Company does not intend to sell, nor is it more likely than not it will be required to sell, such securities before recovering the amortized cost basis.
The following table presents fair values and gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$760,403	$(1,085)	$10,229	$(6)	$770,632	$(1,091)
U.S. agency securities	162,520	(98)	—	—	162,520	(98)
Corporate debt securities	110,462	(322)	3,051	(2)	113,513	(324)
Total	$1,033,385	$(1,505)	$13,280	$(8)	$1,046,665	$(1,513)

	As of December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$638,363	$(4,434)	$25,891	$(12)	$664,254	$(4,446)
U.S. agency securities	102,229	(211)	—	—	102,229	(211)
Commercial paper	10,937	(1)	—	—	10,937	(1)
Corporate debt securities	256,629	(1,233)	3,041	(7)	259,670	(1,240)
Total	$1,008,158	$(5,879)	$28,932	$(19)	$1,037,090	$(5,898)

6. Goodwill and Intangible Assets
Goodwill
The following table represents the changes to goodwill during the three months ended March 31, 2025 (in thousands):

Carrying Amount
Balance as of December 31, 2024	$141,688
Foreign currency translation adjustments	284
Balance as of March 31, 2025	$141,972
There are no accumulated impairment losses for any period presented.
Intangible Assets
The following tables present details of the Company’s finite-lived intangible assets as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$75,291	$(57,993)	$17,298
Patents	14,200	(2,525)	11,675
Assembled workforce	10,000	(9,875)	125
Trade name	500	(358)	142
Total intangible assets	$99,991	$(70,751)	$29,240

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$75,291	$(54,348)	$20,943
Patents	14,200	(2,150)	12,050
Assembled workforce	10,000	(9,750)	250
Trade name	500	(333)	167
Total intangible assets	$99,991	$(66,581)	$33,410
The above tables do not include $0.7 million of indefinite lived intangible assets as of March 31, 2025 and December 31, 2024.
Amortization expense related to our finite-lived intangible assets was $4.2 million for the three months ended March 31, 2025 and $5.1 million for the three months ended March 31, 2024.
Expected future amortization expenses related to the Company’s finite-lived intangible assets as of March 31, 2025 are as follows (in thousands):

Year ending December 31:
Remainder of 2025	$11,524
2026	6,660
2027	3,096
2028	1,910
2029	1,500
Thereafter	4,550
Total remaining amortization expense	$29,240

7. Other Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Prepaid expenses	$60,618	$47,919
Accrued interest receivable	21,680	19,690
Other current assets	6,672	7,806
Total prepaid expenses and other current assets	$88,970	$75,415
Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Servers and related equipment and software	$928,353	$898,598
Computer hardware and software licenses	44,521	55,002
Furniture and fixtures	2,035	2,121
Leasehold improvements	250,357	245,150
Construction in progress	14,821	46,158
Total property and equipment	1,240,087	1,247,029
Less accumulated depreciation and amortization	(622,960)	(587,440)
Property and equipment—net	$617,127	$659,589
Construction in progress primarily relates to networking and other infrastructure equipment to support the Company’s data centers.
Total depreciation and amortization expense of property and equipment was $49.6 million for the three months ended March 31, 2025 and $48.7 million for the three months ended March 31, 2024.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Accrued operating expenses and liabilities	$56,609	$49,478
Short term operating lease liabilities	131,503	128,857
Accrued interest on the 2030 Notes	16,146	6,458
Taxes payable	47,517	54,609
Accrued compensation and other employee related liabilities	11,616	28,147
Other current liabilities	13,858	8,205
Total accrued expenses and other current liabilities	$277,249	$275,754

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
The Company may voluntarily redeem the 2030 Notes, in whole or in part, under the following circumstances:
(1)Prior to November 1, 2024, the Company could have on any one or more occasions, redeemed up to 40% of the aggregate principal amount of the 2030 Notes at a redemption price of 103.875% of the principal amount including accrued and unpaid interest, if any, with the net cash proceeds of certain equity offerings; provided that (1) at least 50% of the aggregate principal amount of 2030 Notes originally issued remained outstanding immediately after the occurrence of such redemption (excluding 2030 Notes held by the Company and its subsidiaries); and (2) the redemption occurred within 180 days of the date of the closing of such equity offerings.
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
As of March 31, 2025, the Company was in compliance with all of its covenants under the Indenture.

The net carrying amount of the 2030 Notes, which is presented as a component of long-term debt in the Company’s condensed consolidated financial statements, was as follows (in thousands):

	As of
	March 31, 2025	December 31, 2024
2030 Notes
Principal	$1,000,000	$1,000,000
Unamortized issuance costs	(7,978)	(8,329)
Net carrying amount	$992,022	$991,671
Interest expense related to the 2030 Notes was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$9,688	$9,688
Amortization of debt issuance costs	351	338
Total interest expense	$10,039	$10,026
The debt issuance costs for the 2030 Notes are amortized to interest expense over the term of the 2030 Notes using an annual effective interest rate of 4.05%.
As of March 31, 2025 and December 31, 2024, the estimated fair value of the 2030 Notes was approximately $911.3 million and $901.5 million, respectively, determined based on the last trading price of the 2030 Notes during the reporting period (a Level 2 input).
Joint Venture Financing
Refer to Note 13, “Joint Venture”, in the notes to the condensed consolidated financial statements for additional information on debt issued by the Company’s consolidated subsidiary, Roblox China Holding Corp.
9. Commitments and Contingencies
Lease Commitments—The Company leases office facilities and space for data center operations under operating leases expiring in various years through 2035. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. All of the Company’s leases are accounted for as operating leases. There has been no material change in the Company’s lease commitments during the three months ended March 31, 2025, except for lease commitments primarily related to office facilities and data centers in the ordinary course of business.
Purchase Obligations—Non-cancellable contractual purchase obligations primarily consist of contracts associated with data center and software vendors. There has been no material change in the Company’s purchase obligations during the three months ended March 31, 2025, other than non-cancellable purchase commitments made in the ordinary course of business, primarily related to data center and software vendors.
Letters of Credit—The Company has letters of credit in connection with its operating leases which are not reflected in the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. There have been no material changes to the Company’s letters of credit during the three months ended March 31, 2025.
Legal Proceedings—The Company is and, from time to time may in the future become, involved in legal proceedings, claims and litigation in the ordinary course of business.
As of March 31, 2025 and December 31, 2024, the Company accrued for immaterial losses related to litigation matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated. The Company considered the progress of these cases, the opinions and views of its legal counsel and outside advisors, its experience and settlements in similar cases, and other factors in arriving at the conclusion that a potential loss was probable. The Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for all of these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings. The maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty and the ultimate resolution of one or more of these matters could ultimately have a material adverse effect on our operations.

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
Separately, on March 14, 2024, Gentry v. Roblox was filed in the United States District Court for the Northern District of California premised on substantially identical allegations as the Colvin matter. On April 18, 2024, the Gentry v. Roblox matter was consolidated with the Colvin matter. Plaintiffs filed a consolidated complaint on April 23, 2024. The consolidated complaint seeks monetary damages, including actual, punitive, and statutory damages, restitution, attorneys’ fees and costs, and declaratory and injunctive relief. The Company filed a motion to dismiss the consolidated complaint on May 14, 2024, which the court granted in part and denied in part on September 19, 2024. The Court dismissed with prejudice plaintiffs’ fraud-based claims and claims for injunctive relief, but allowed plaintiffs’ claims under California’s Unfair Competition Law and for negligence and unjust enrichment to proceed. On October 30, 2024, the Company filed an answer denying plaintiffs’ claims. On November 20, 2024, the Company filed an Amended Answer, again denying Plaintiffs’ claims, and adding cross-claims against virtual casino defendants for intellectual property infringement, violation of the Computer Fraud and Abuse Act, breach of contract, tortious interference, and indemnification, among others. One of the cross-defendants, Based Plate Studios, LLC moved to dismiss Roblox’s claims. On April 16, 2025, the Court granted in part and denied in part Based Plate Studios’ motion to dismiss, allowing the Company’s claims against Based Plate Studios for trademark infringement, violation of California Comprehensive Computer Data Access and Fraud Act, tortious interference with contract, breach of contract and indemnification to proceed. Discovery is ongoing.
On September 16, 2024, Robinson v. Binello was filed in the United States District Court for the Northern District of California as Case No. 3:24-cv-06501. The complaint alleges the Company and one of its developers engaged in copyright infringement because a recording that Plaintiff allegedly owns a copyright for was allegedly featured in the “Meep City” experience on Roblox from 2016 to 2022. Plaintiff is seeking a declaration that the Company has willfully infringed their work, actual damages, equitable relief, pre-judgement and post-judgement interest, and such other relief as the Court deems proper. The Company has retained counsel and filed a motion to dismiss on November 1, 2024. On March 24, 2025, the Court granted in part and denied in part the Company’s motion, allowing claims for direct copyright infringement and vicarious copyright infringement to proceed. Roblox filed an answer denying the claims on April 28, 2025.
The Company intends to defend itself vigorously against all claims asserted against it. At this time, the Company is unable to reasonably estimate the loss or range of loss, if any, arising from the above-referenced matters.
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
10. Stockholders’ Equity
As of March 31, 2025, the Company had 4,935.0 million shares of Class A common stock authorized, with a par value of $0.0001 per share, 65.0 million shares of Class B common stock authorized, with a par value of $0.0001 per share, and 100.0 million shares of preferred stock authorized, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to 20 votes per share.
During the first quarter of 2024, 1.4 million shares of Class B common stock held by entities affiliated with Mr. Baszucki, Founder, President, CEO and Chair of our Board of Directors (the “CEO”) were converted to Class A common stock.
Class A and Class B common stock are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted.

The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of
	March 31, 2025	December 31, 2024
Stock options outstanding	22,815	27,458
Restricted Stock Units (“RSUs”) outstanding	32,758	34,941
Performance Stock Units (“PSUs”) outstanding(1)	3,308	2,304
2020 Equity Incentive Plan	120,461	91,642
2020 Employee Stock Purchase Plan	26,508	20,855
Other awards and warrants outstanding or unreleased	356	367
Total	206,206	177,567
(1)Represents the shares of common stock reserved for future issuance at the maximum achievement levels.
11. Stock-Based Compensation Expense
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
Stock-Based Compensation Expense
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Infrastructure and trust & safety	$33,550	$27,275
Research and development	176,900	173,247
General and administrative	36,014	31,645
Sales and marketing	12,472	8,335
Total stock-based compensation expense	$258,936	$240,502
Stock Options
The following table summarizes the Company’s stock option activity (in thousands, except per option data and remaining contractual term):

	Stock Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price (per Option)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances as of December 31, 2024	27,458	$3.08	4.24	$1,504,261
Granted	—	—
Cancelled, forfeited, and expired	(12)	$5.21
Exercised	(4,631)	$2.63
Balances as of March 31, 2025	22,815	$3.17	3.65	$1,257,523
Exercisable as of March 31, 2025	22,729	$3.16	3.64	$1,252,945
Vested and expected to vest at March 31, 2025	22,815	$3.17	3.65	$1,257,523

RSUs and PSUs
The following table summarizes the Company’s RSU and PSU activity, excluding the 2024 CEO PSU Award which is described in more detail in the following section (in thousands, except per share data):

	Unvested RSUs Outstanding(1)		Unvested PSUs(2) Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value (per Share)	Number of Shares	Weighted-Average Grant Date Fair Value (per Share)
Unvested as of December 31, 2024	34,941	$41.07	1,411	$43.00
Granted	4,382	$60.60	1,244	$57.17
Vested	(5,507)	$43.58	(187)	$45.70
Cancelled	(1,058)	$31.49	(53)	$45.70
Unvested as of March 31, 2025	32,758	$43.57	2,415	$50.03
(1)The unvested RSUs balances of March 31, 2025 and December 31, 2024 exclude 76,322 and 71,465 of RSUs associated with the Company’s nonqualified deferred compensation plan that have vested but have not yet been released, respectively.
(2)Includes PSUs issued to certain members of management (the “Management PSUs”) in each of the years 2022 through 2025 and excludes the 2024 CEO PSU Award, which is described in more detail below. The Management PSUs include awards with financial performance-based targets and market performance-based targets. All PSU balances and grants are shown at the aggregate maximum number of shares that were granted and may be earned and issued with respect to each award over its full term. During the three months ended March 31, 2025 and 2024, $6.0 million and $0.1 million of stock-based compensation expense was recognized related to the Management PSUs.
Certain PSU and RSU Grants
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
2024 CEO PSUs and RSUs
On March 1, 2024 (the “Modification Date”), the Leadership Development and Compensation Committee concurrently (i) approved the cancellation of the CEO Long-Term Performance Award and (ii) granted Mr. Baszucki a new PSU award (the “2024 CEO PSU Award”) and RSU award (collectively, the “2024 CEO Award”), which was determined to represent a modification of the CEO Long-Term Performance Award.
As of the Modification Date, total subsequent stock-based compensation expense to be recognized was measured as (i) the remaining unrecognized stock-based compensation expense related to the grant date fair value of the CEO Long-Term Performance Award of $84.4 million and (ii) the incremental fair value resulting from the modification, if any. To estimate the incremental fair value resulting from the modification (if any), the Company first estimated the fair value of the modified CEO Long-Term Performance Award immediately prior to the Modification Date using a model based on multiple stock price outcomes developed through the use of a Monte Carlo simulation that incorporated into the valuation the possibility that the stock price targets may not be satisfied. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. On the Modification Date, the estimated fair value of the CEO Long-Term Performance Award immediately prior to the modification was greater than the estimated fair value of the 2024 CEO Award (which was generally estimated based on the Modification Date fair value of the Class A common stock underlying the 2024 CEO Award, with consideration of the probability of achievement against the pre-established performance measures). As a result, the modification did not result in any incremental stock-based compensation expense and therefore, as of the Modification Date, total subsequent stock-based compensation expense to be recognized totaled $84.4 million. Of the total estimated stock-based compensation expense, 75% of the value was allocated to the 2024 CEO PSU Award with the remaining 25% allocated to the RSUs, based on the relative value of the two awards on the Modification Date.

Under the 2024 CEO PSU Award, the number of shares that can be earned will range from 0% to 200% of the target number of shares based on the Company’s performance against two independent performance measures relative to pre-established thresholds during a two-year performance period ending on December 31, 2025. The two independent performance measures are the Company’s cumulative (i) bookings during the performance period, as defined in the grant agreement with the CEO and (ii) Adjusted EBITDA during the performance period, which correlates to the covenant adjusted EBITDA calculation used in certain covenant calculations specified in the indenture governing our 2030 Notes (the “PSU Adjusted EBITDA”). Further, the awards are subject to Mr. Baszucki’s continuous service with the Company through each vesting date. In the first quarter of 2026, 67% of the award earned, if any, will vest and the remaining 33% of the award earned, if any, will vest in four equal quarterly installments thereafter beginning in the second quarter of 2026. The Company will recognize stock-based compensation expense for the 2024 CEO PSU Award on an accelerated attribution method over the requisite service period of each separately vesting tranche. Actual performance against the pre-established thresholds under the 2024 CEO PSU Award will have no impact on the subsequent stock-based compensation expense recognized.
The target number of the 2024 CEO PSU Award was 446,534 in aggregate, with 80% of the target number of shares allocated to the cumulative bookings performance measure and 20% of the target number of shares allocated to the cumulative PSU Adjusted EBITDA performance measure.
The Company recorded $7.2 million of stock-based compensation expense related to the 2024 CEO PSU Award during the three months ended March 31, 2025 and $10.5 million of stock-based compensation expense related to the 2024 CEO PSU Award and CEO Long-Term Performance Award, in total, during the three months ended March 31, 2024, within general and administrative expenses.
Under the 2024 CEO Award, Mr. Baszucki was granted 148,844 RSUs which will vest quarterly over a three-year service period beginning March 1, 2024, subject to Mr. Baszucki’s continued service with the Company on each vesting date.
2025 PSU Awards
During the first quarter of 2025, the Leadership Development and Compensation Committee granted PSU awards to certain members of management (the “2025 PSU Awards”).
Under the 2025 PSU Awards, the number of shares that can be earned will range from 0% to 200% of the target number of shares based on the Company’s performance against two independent performance measures relative to pre-established thresholds during a two-year performance period ending on December 31, 2026. The two independent performance measures include the Company’s cumulative (i) bookings during the performance period, as defined in the grant agreement with each member of management and (ii) PSU Adjusted EBITDA margin during the performance period, which correlates to cumulative covenant PSU Adjusted EBITDA during the performance period divided by cumulative bookings during the performance period. Further, the awards are subject to each executive’s continuous service with the Company through each vesting date, with the initial vesting date to occur in the first quarter of 2027 (of which 67% of the award earned, if any, will vest) and the remaining vesting dates to occur in four equal quarterly installments beginning in the second quarter of 2027.
The target number of 2025 PSU Awards was 621,971 in total, with 80% of the target number of shares allocated to the cumulative bookings performance measure and 20% of the target number of shares allocated to the cumulative PSU Adjusted EBITDA margin performance measure.
The Company recognizes stock-based compensation expense for the 2025 PSU Awards based upon the per-share grant date fair value of $57.17 on an accelerated attribution method over the requisite service period of each separately vesting tranche. At each reporting period, the amount of stock-based compensation expense is determined based on the probability of achievement against the pre-established performance measures and if necessary, a cumulative catch-up adjustment is recorded to reflect any revised estimates regarding the probability of achievement.
Employee Stock Purchase Plan
The Company recorded $3.8 million and $6.5 million of stock-based compensation expense related to the 2020 ESPP during the three months ended March 31, 2025 and 2024, respectively.

12. Accumulated Other Comprehensive Income/(Loss)
The following table shows a summary of changes in accumulated other comprehensive income/(loss) by component for the three months ended March 31, 2025 (in thousands):

	Foreign Currency Translation	Unrealized Gains/ (Losses) on Available-For-Sale Debt Securities	Total
Balance as of December 31, 2024	$(2,167)	$(1,728)	$(3,895)
Other comprehensive income/(loss), net of tax, before reclassifications	1,848	7,585	9,433
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	—	(562)	(562)
Change in accumulated other comprehensive income/(loss), net of tax	1,848	7,023	8,871
Balance as of March 31, 2025	$(319)	$5,295	$4,976
13. Joint Venture
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
The portion of the 2026 Notes outstanding to Songhua is reflected in the Company’s condensed consolidated financial statements as long-term debt, net, at its principal amount, while the portion outstanding to the Company – including any related interest expense – is eliminated upon consolidation. Interest expense related to the 2026 Notes was not material for any of the periods presented.

14. Income Taxes
The Company is subject to federal and state income tax in the United States, as well as foreign tax jurisdictions in which it conducts business. The Company does not provide for U.S. income taxes or foreign withholding taxes on the undistributed earnings of its profitable foreign subsidiaries because it intends to permanently reinvest such earnings in foreign operations.
The provision for/(benefit from) income taxes for the three months ended March 31, 2025 and 2024 consisted of immaterial federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance on its federal, state, and certain foreign net deferred tax assets as it is not likely that the deferred assets will be utilized. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowance on the Company’s deferred tax assets.
15. Basic and Diluted Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Basic and diluted net loss per share
Numerator
Consolidated net loss	$(216,340)	$(271,920)
Less: net loss attributable to noncontrolling interest	(1,284)	(1,316)
Net loss attributable to common stockholders	$(215,056)	$(270,604)
Denominator
Weighted-average common shares used in computing net loss per share attributable to common stockholders, based and diluted	671,657	635,020
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.43)
The potential shares of common stock that were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive are as follows (in thousands):

	As of March 31,
	2025	2024
Stock options outstanding	22,815	37,488
RSUs outstanding	32,758	38,757
2020 ESPP	832	2,164
PSU awards based on performance target achievement at period-end(1)	187	34
Other awards and warrants outstanding or unreleased	356	388
Total	56,948	78,831
(1)Represents the actual or hypothetical number of unvested shares earned under the Company’s PSU awards, based on actual performance as of the respective balance sheet date.

16. Reportable Segments
The following represents segment information for the Company’s single operating segment, for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$1,035,207	$801,300
Add (deduct):
Cost of revenue(1)	$(224,725)	$(178,866)
Developer exchange fees	(281,564)	(202,405)
Adjusted infrastructure expenses(2)	(130,104)	(115,015)
Adjusted trust & safety expenses(2)	(68,237)	(65,729)
Personnel costs, excluding stock-based compensation expense and excluding infrastructure and trust & safety personnel costs	(207,864)	(197,262)
Stock-based compensation expense, excluding infrastructure and trust & safety stock-based compensation expense	(225,386)	(213,227)
Depreciation and amortization expense	(53,734)	(53,741)
Other segment items(3)	(95,043)	(77,729)
Interest income	46,323	42,170
Interest expense	(10,350)	(10,363)
(Provision for)/benefit from income taxes	(863)	(1,053)
Consolidated net loss	$(216,340)	$(271,920)
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety expenses in the Company’s consolidated statement of operations.
(2)Adjusted infrastructure and adjusted trust & safety expenses exclude depreciation and amortization expense.
(3)Other segment items primarily include expenses for professional services, facilities, advertising and promotions, certain software and equipment, and other income/(expense), net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2024 included in the Annual Report on Form 10-K, filed with the SEC on February 18, 2025. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and “Special Note Regarding Operating Metrics” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future. Unless the context otherwise requires, all references in this report to “Roblox,” the “Company,” “we,” “our,” “us,” or similar terms refer to Roblox Corporation and its subsidiaries.
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
Our mission is to connect a billion users with optimism and civility. We are constantly improving the ways in which our Platform supports shared experiences, ranging from how these experiences are built by an engaged community of developers and creators to how they are enjoyed and safely accessed by users across the globe. We also believe there is a strong potential to capture a greater percentage of the global gaming market within the Roblox ecosystem. Our goal is to make it as easy as possible for creators and developers to build better experiences, including games, expand content into new genres, and ultimately reach more users.
Consistent with our free to play business model, a small portion of our users have historically been payers. For example, in the three months ended March 31, 2025, of our 97.8 million average DAUs, only approximately 1,220,000 represented our average daily unique paying users. Similarly, in the three months ended March 31, 2025, our average daily bookings per DAU was $0.14, whereas our average daily bookings per daily unique paying user was $10.99. We believe that maintaining and growing our overall number of DAUs, including the number of DAUs who may not purchase and spend Robux, is important to the success of our business. As a result, we believe that the number of DAUs who choose to purchase and spend Robux will continue to constitute a small portion of our overall users.
In the second half of 2024 and into 2025, we implemented certain Platform policy changes and features as part of our continuing efforts to evolve and refine our safety features. As our safety teams continue to innovate to help users feel safe on our Platform, we expect to continue to implement Platform policy and other changes, including in anticipation of and in response to regulatory requirements and evolving guidance from leading global organizations focused on child and internet safety in the United States and abroad. These changes have impacted and in the future may continue to impact user engagement, revenue, and bookings, particularly from younger users.
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
$30.00
$20.00
$10.00
$0.00
ABPDAU
$32.83
$34.36
$33.53
$46.56
$33.95
$34.36
$35.51
$47.79
$36.46
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25

ABPDAU
Europe
$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
ABPDAU
$7.76
$8.16
$8.38
$10.23
$8.44
$8.91
$9.90
$11.95
$9.88
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25

ABPDAU
Asia-Pacific
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
ABPDAU
$6.19
$5.35
$5.24
$6.30
$5.67
$5.00
$5.21
$6.29
$5.37
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25

ABPDAU
Rest of World
ABPDAU
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$3.56
$3.51
$3.63
$4.61
$4.05
$3.84
$3.84
$4.51
$4.02
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25

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
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to bookings, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Reconciliation of revenue to bookings:
Revenue	$1,035,207	$801,300
Add (deduct):
Change in deferred revenue	177,896	127,604
Other	(6,393)	(5,147)
Bookings	$1,206,710	$923,757

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
The following table presents a reconciliation of consolidated net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Reconciliation of consolidated net loss to Adjusted EBITDA:
Consolidated net loss	$(216,340)	$(271,920)
Add (deduct):
Interest income	(46,323)	(42,170)
Interest expense	10,350	10,363
Other (income)/expense, net	(3,259)	346
Provision for/(benefit from) income taxes	863	1,053
Depreciation and amortization expense	53,734	53,741
Stock-based compensation expense	258,936	240,502
RTO severance charge(1)	—	1,182
Adjusted EBITDA	$57,961	$(6,903)
(1)Relates to cash severance costs associated with the Company’s return-to-office (“RTO”) plan announced in October 2023, which required a subset of the Company’s remote employees to begin working from the San Mateo headquarters for three days a week, beginning in the summer of 2024.
Free cash flow
We define free cash flow as net cash and cash equivalents provided by operating activities less purchases of property and equipment, and intangible assets acquired through asset acquisitions. We believe that free cash flow is a useful indicator of our unit economics and liquidity that provides information to management and investors about the amount of cash and cash equivalents generated from our core operations that, after the purchases of property and equipment, and intangible assets, can be used for strategic initiatives.
The following table presents a reconciliation of net cash and cash equivalents provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Reconciliation of net cash and cash equivalents provided by operating activities to free cash flow:
Net cash and cash equivalents provided by operating activities	$443,914	$238,946
Deduct:
Acquisition of property and equipment	(17,365)	(46,680)
Purchases of intangible assets	—	(1,200)
Free cash flow	$426,549	$191,066
Acquisition of property and equipment primarily includes leasehold improvements related to our leased office spaces and data centers, servers, infrastructure equipment, and capitalized software licenses.

Components of Results of Operations
Revenue
We generate substantially all of our revenue through the sale of or access to virtual content to users, enabling them to enhance their social experience on the Roblox Platform. We recognize revenue over the estimated period of time the virtual items are available to the user on the Roblox Platform (estimated average lifetime of a paying user) or at the time the virtual item is consumed. The estimated average lifetime of a paying user is calculated based on the monthly retention data for each paying user cohort. We then calculate the average retention period by determining the weighted-average period paying users have spent on the Platform and are projected to participate in the Roblox environment.
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
Personnel costs generally include employee expenses (salaries, benefits, and stock-based compensation expense) and contractor expenses, and are reflected in each expense category, with the exception of cost of revenue and developer exchange fees. In the three months ended March 31, 2025, personnel costs were $497.4 million and during the three months ended March 31, 2024, were $466.9 million.
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
Cost of revenue as a percentage of revenue is affected by shifts in user purchasing preferences and trends, including those influenced by Robux offerings made by the Company, such as differential Robux pricing. Differential Robux pricing launched in November 2024, and offers more Robux for users purchasing Robux through payment processing channels with lower transaction processing fees. Since the introduction of differential Robux pricing, we have seen some shift of our sales towards distribution channels with lower transaction processing fees, such as desktop and prepaid cards. In the future, we expect to continue seeing the overall distribution channel mix shift based on user purchasing preferences, including those influenced by Robux offerings made by the Company, demographics, and seasonal variations.
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

In order to be qualified for our Developer Exchange Program and eligible to exchange earned Robux for fiat currency, developers and creators must meet certain conditions, such as having earned the minimum amount of Robux required to qualify for the program, a verified developer account, and an account in good standing. On January 31, 2022, we reduced the minimum amount of earned Robux required to qualify for the program from 100,000 Robux to 50,000 Robux and subsequently on January 31, 2023, we further reduced the minimum requirement from 50,000 Robux to 30,000 Robux. We believe these reductions in the minimum amounts required further incentivize our developer and creator community, and promote the long term growth and the health of such community. As of March 31, 2025, over 26,900 developers and creators qualified for and were registered in our Developer Exchange Program.
A major goal of ours is to continue increasing developer and creator earnings by continuing to (i) create new earnings methods and enhancing existing ones and (ii) pass on efficiencies realized in other areas of our business, while maintaining reasonable margins.
Infrastructure and trust & safety
Infrastructure and trust & safety expenses consist primarily of expenses related to the operation of our data centers and technical infrastructure. These costs include third-party service provider costs, such as cloud computing or other hosting and data storage, facilities-related expenses for our co-located data centers and edge data centers that we lease and operate, and network and bandwidth costs, as well as depreciation and associated support and maintenance costs of our servers and infrastructure equipment. Depreciation and amortization expense related to infrastructure and trust & safety in the three months ended March 31, 2025 and 2024 was $43.8 million and $46.2 million, respectively.
We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support more sophisticated content, more users, and increased engagement. In fiscal year 2023, we invested heavily in our infrastructure, and as a result, we were able to moderate our investment in infrastructure throughout fiscal year 2024 and into 2025, but expect to increase our investment over the long-term to support our global infrastructure. We intend to achieve scalability by building and maintaining our own technical infrastructure, while generating operating leverage over the long-term.
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
Research and development
Research and development expenses consist primarily of personnel costs and allocated overhead expenses for our engineering, design, product management, data science, and other employees engaged in maintaining and enhancing the functionality of the Platform. We plan to increase research and development expenses for the foreseeable future primarily driven by increased headcount to develop new features, functionality, and innovation of our product. We expect to continue generating operating leverage generally through the end of fiscal year 2025.
General and administrative
General and administrative expenses consist primarily of personnel costs and allocated overhead for our finance and accounting, legal, human resources, talent acquisition, and other administrative teams. General and administrative expenses also include professional services fees such as outside legal, accounting, audit, and outsourcing services, and other corporate expenses, as well as certain accruals and settlements associated with legal proceedings. We generally expect to increase general and administrative expenses for the foreseeable future, primarily to support the growth and increasing complexity of our business.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue for each period presented (in thousands, except per share data and percentages):

	Three Months Ended March 31,
	2025		2024
Revenue	$1,035,207	100%	$801,300	100%
Costs and expenses:
Cost of revenue(1)	224,725	22	178,866	22
Developer exchange fees	281,564	27	202,405	25
Infrastructure and trust & safety(2)	242,127	23	226,934	28
Research and development(2)	374,600	36	362,065	45
General and administrative(2)	119,132	12	97,824	12
Sales and marketing(2)	47,768	5	35,534	4
Total costs and expenses	1,289,916	125	1,103,628	138
Loss from operations	(254,709)	(25)	(302,328)	(38)
Interest income	46,323	4	42,170	5
Interest expense	(10,350)	(1)	(10,363)	(1)
Other income/(expense), net	3,259	—	(346)	—
Loss before income taxes	(215,477)	(21)	(270,867)	(34)
Provision for/(benefit from) income taxes	863	—	1,053	—
Consolidated net loss	(216,340)	(21)	(271,920)	(34)
Net loss attributable to noncontrolling interest(3)	(1,284)	—	(1,316)	—
Net loss attributable to common stockholders	$(215,056)	(21)%	$(270,604)	(34)%
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)		$(0.43)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	671,657		635,020
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
(2)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Infrastructure and trust & safety	$33,550	$27,275
Research and development	176,900	173,247
General and administrative	36,014	31,645
Sales and marketing	12,472	8,335
Total stock-based compensation expense	$258,936	$240,502
(3)Our condensed consolidated financial statements include our majority-owned subsidiary Roblox China Holding Corp. The ownership interest of a minority investor, Songhua River Investment Limited, is recorded as a noncontrolling interest.

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		2025 to 2024
	2025	2024	% Change

	(dollars in thousands)
Revenue	$1,035,207	$801,300	29%
Revenue increased $233.9 million, or 29%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase is primarily due to a higher amortization of prior period deferred revenue and an increase in bookings in the current period. The increase in the amortization of prior period deferred revenue was supplemented by the decrease of the estimated average lifetime of a paying user to 27 months in the second quarter of 2024.
The increase in bookings during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by a higher average number of daily unique paying users during the current period, which increased from approximately 914,000 during the three months ended March 31, 2024 to approximately 1,220,000 during the three months ended March 31, 2025. The average number of daily unique paying users represents the number of user accounts that made a payment on the Platform, including via redemption of prepaid cards for Robux, on an average daily basis during the respective period.
Cost of revenue

	Three Months Ended March 31,		2025 to 2024
	2025	2024	% Change

	(dollars in thousands)
Cost of revenue	$224,725	$178,866	26%
Cost of revenue increased $45.9 million, or 26%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase is primarily due to a net increase of $46.5 million in expense for payment processing fees, primarily driven by a higher amortization of prior period deferred cost of revenue and an increase in current period payment processing fees from the related growth in bookings. The increase in the amortization of prior period deferred cost of revenue was supplemented by the decrease of the estimated average lifetime of a paying user to 27 months in the second quarter of 2024.
Developer exchange fees

	Three Months Ended March 31,		2025 to 2024
	2025	2024	% Change

	(dollars in thousands)
Developer exchange fees	$281,564	$202,405	39%
Developer exchange fees increased $79.2 million, or 39%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase is primarily driven by an increase in amounts earned by developers and creators due to the growth in bookings over the same period. However, the growth in developer exchange fees exceeded the growth in bookings, primarily driven by differential Robux pricing which launched in November 2024, and offers more Robux for users purchasing Robux through payment processing channels with lower transaction processing fees, which in turn increases the supply of Robux available for developers to earn.

Infrastructure and trust & safety

	Three Months Ended March 31,		2025 to 2024
	2025	2024	% Change

	(dollars in thousands)
Infrastructure and trust & safety	$242,127	$226,934	7%
Infrastructure and trust & safety expenses increased $15.2 million, or 7%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase is primarily driven by an increase of $10.1 million related to data center and technical infrastructure expenses (including depreciation and amortization) and hosting costs associated with providing the Platform to our users, as well as an increase of $7.8 million in personnel costs, which includes an increase of $6.3 million in stock-based compensation expense, primarily due to a slight increase in headcount to support our infrastructure growth. The overall increase was offset by a decrease of $5.2 million in moderation and customer support related costs, primarily due to internal efficiency gains and automation from AI-driven tools.
Research and development

	Three Months Ended March 31,		2025 to 2024
	2025	2024	% Change

	(dollars in thousands)
Research and development	$374,600	$362,065	3%
Research and development expenses increased $12.5 million, or 3%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase is primarily due to an increase of $10.0 million in personnel costs, which includes an increase of $3.7 million in stock-based compensation expense, primarily due to a slight growth in headcount supporting our engineering, design, and product teams.
General and administrative

	Three Months Ended March 31,		2025 to 2024
	2025	2024	% Change

	(dollars in thousands)
General and administrative	$119,132	$97,824	22%
General and administrative expenses increased $21.3 million, or 22%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase is primarily due to an increase of $13.4 million in professional services-related expense and $5.7 million in personnel costs, which includes an increase of $4.4 million in stock-based compensation expense.
Sales and marketing

	Three Months Ended March 31,		2025 to 2024
	2025	2024	% Change

	(dollars in thousands)
Sales and marketing	$47,768	$35,534	34%
Sales and marketing expenses increased $12.2 million, or 34%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase is primarily due to an increase of $7.1 million in personnel costs, which includes an increase of $4.1 million in stock-based compensation expense, primarily due to continued growth in headcount to support our sales and marketing teams, and $4.5 million in advertising and promotional expenses.

Interest income, interest expense, other income/(expense), net, and provision for/(benefit from) income taxes

	Three Months Ended March 31,		2025 to 2024
	2025	2024	% Change

	(dollars in thousands)
Interest income	$46,323	$42,170	10%
Interest expense	$(10,350)	$(10,363)	0%
Other income/(expense), net	$3,259	$(346)	NM
Provision for/(benefit from) income taxes	$863	$1,053	(18)%
Interest income, interest expense, other income/(expense), net, and provision for/(benefit from) income taxes were all relatively flat (in terms of amount) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Liquidity and Capital Resources
As of March 31, 2025 and December 31, 2024, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments of $4.5 billion and $4.0 billion, respectively, which were primarily held for working capital purposes, capital expenditures, and acquisitions. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
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

The following table presents the calculation of Covenant Adjusted EBITDA in accordance with the terms of the Indenture, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Calculation of Covenant Adjusted EBITDA:
Consolidated net loss	$(216,340)	$(271,920)
Add (deduct):
Interest income	(46,323)	(42,170)
Interest expense	10,350	10,363
Other (income)/expense, net	(3,259)	346
Provision for/(benefit from) income taxes	863	1,053
Depreciation and amortization expense	53,734	53,741
Stock-based compensation expense	258,936	240,502
RTO severance charge(1)	—	1,182
Change in deferred revenue	177,896	127,604
Change in deferred cost of revenue	(30,820)	(32,932)
Covenant Adjusted EBITDA	$205,037	$87,769
(1)Relates to cash severance costs associated with the Company’s return-to-office (“RTO”) plan announced in October 2023, which required a subset of the Company’s remote employees to begin working from the San Mateo headquarters for three days a week, beginning in the summer of 2024.
As of March 31, 2025, contractual obligations related to the 2030 Notes are remaining payments of $38.8 million each year from 2025 through 2029 and $1,019.4 million due in 2030. These amounts represent principal and interest cash payments over the term of the 2030 Notes based on the stated maturity date. Any future redemption of the 2030 Notes could impact the amount or timing of our cash payments. For more information regarding the 2030 Notes, refer to Note 8, “Debt” to the notes to condensed consolidated financial statements.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024

Condensed Consolidated Statements of Cash Flow Data:
Net cash and cash equivalents provided by operating activities	$443,914	$238,946
Net cash and cash equivalents used in investing activities	$(35,291)	$(78,584)
Net cash and cash equivalents provided by financing activities	$36,531	$28,220
Operating activities
Our largest source of operating cash is cash collection from sales of Robux and monthly subscriptions. Our primary uses of net cash and cash equivalents from operating activities are for payment processing fees, personnel-related expenses, data center and infrastructure-related operations, developer exchange fees, and other operating expenses.
During the three months ended March 31, 2025, net cash and cash equivalents provided by operating activities was $443.9 million, which consisted of consolidated net loss of $216.3 million, adjusted by non-cash charges of $323.7 million and net cash inflows from the change in net operating assets and liabilities of $336.5 million. The non-cash charges were primarily comprised of stock-based compensation expense of $258.9 million and depreciation and amortization expense of $53.7 million. The net cash and cash equivalents inflow from the change in our net operating assets and liabilities was primarily due to a $211.3 million decrease in accounts receivable, net, due to the timing of collection of prior period bookings and receipts on bookings generated in the current period and a $175.5 million increase in deferred revenue, primarily due to bookings generated in the current period. The overall increase was offset by a $30.2 million increase in deferred cost of revenue, primarily due to payment processing fees incurred in the current period, and a $25.5 million decrease due to payment of operating lease liabilities.
Investing activities
During the three months ended March 31, 2025, net cash and cash equivalents used in investing activities was $35.3 million, primarily consisting of $17.9 million of investment purchases – net of sales and maturities, and capital expenditures of $17.4 million.
Financing activities
During the three months ended March 31, 2025, net cash and cash equivalents provided by financing activities was $36.5 million, driven by the exercise of stock options and purchase of shares under our employee stock purchase plan.
Off-Balance Sheet Arrangements
The Company has letters of credit in connection with its office facilities in San Mateo, California and data center facilities in Ashburn, Virginia and Chicago, Illinois which are not reflected in the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. There have been no material changes to the Company’s letters of credit during the three months ended March 31, 2025. We did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
Contractual commitments include obligations under operating leases for office facilities and data center operations. There have been no material changes to the nature of our operating lease commitments since December 31, 2024, except for lease commitments primarily related to office facilities and space for data center operations in the ordinary course of business.
Other purchase obligations primarily consist of non-cancellable obligations with our data center hosting providers and software vendors. There have been no material changes in the Company’s purchase obligations since December 31, 2024, other than for non-cancellable obligations primarily related to data center hosting providers and software vendors in the ordinary course of business.
See our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 18, 2025 for additional information regarding our contractual commitments.

Critical Accounting Policies and Estimates
The preparation of these condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our condensed consolidated financial statements and related notes. Our estimates are based on various factors that we believe are reasonable. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 18, 2025.
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
Interest Rate Risk
As of March 31, 2025, our cash equivalents, short-term investments, and long-term investments primarily consist of debt securities, including corporate debt securities, commercial paper, money market funds, U.S. Treasury securities, and U.S. agency securities. Our debt securities are subject to market risk due to changes in prevailing interest rates that may cause their fair values to fluctuate in the future. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our debt securities of approximately $32.9 million as of March 31, 2025. Such losses would only be realized if we sold the investments prior to maturity.
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
Foreign Currency Exchange and Inflation Risk
During the three months ended March 31, 2025, there were no significant changes to our quantitative and qualitative disclosures about foreign currency exchange risk or inflation risk. For more information, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” set forth in the Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 18, 2025.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
This information is set forth under “Note 9 – Commitments and Contingencies – Legal Proceedings” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
•We must continue to attract and retain highly qualified personnel in very competitive markets to support our growth, and the loss of one or more of the members of our senior management team or other key personnel (or the inability to attract senior management or other key personnel) could significantly harm our business.
•The public trading price of our Class A common stock is volatile and may decline.
•The dual class stock structure of our common stock has the effect of concentrating voting control in our Founder, which may limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
•Securities or industry analysts, media or other third parties may publish inaccurate or unfavorable research about us, our business or our market which may cause the market price and trading volume of our Class A common stock to decline.

Risks Related to Our Business
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the foreseeable future. We incurred net losses attributable to common stockholders of $935.4 million, $1,151.9 million and $924.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of March 31, 2025, we had an accumulated deficit of $4,210.7 million. We also expect our operating expenses to continue to increase, and if our growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We expect our costs and investments to continue to increase in future periods as we intend to continue to make investments to grow our business, including an expected increase in infrastructure and stock-based compensation expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. In addition to the expected costs to grow our business, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Compliance with these rules and regulations continues to increase our legal and financial compliance costs and demand on our systems, and requires significant attention from our senior management that could divert their attention away from the day-to-day management of our business. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
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
Accordingly, our quarterly results of operations have fluctuated in the past and will fluctuate in the future, both based on the seasonality of our business as well as external factors impacting the global economy, our industry and our company. Our results of operations and financial condition in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including, but not limited to: our ability to maintain and grow our user base, user engagement, developer base and developer engagement; the level of demand for our Platform; the ability of our developers to monetize their experiences; increased competition; our pricing model including any discounts that we offer; the maturation of our business; our ability to introduce new revenue streams such as advertising; legislative or regulatory changes; macroeconomic conditions, such as high inflation, recessionary or uncertain environments, tariffs and fluctuating foreign currency exchange rates; our ability to maintain operating margins, cash used in operating activities, and free cash flow; system failures or actual or perceived breaches or other incidents relating to privacy or cybersecurity; adverse litigation judgments, settlements, or other litigation and dispute-related costs; adverse media coverage or unfavorable publicity; the effectiveness of our internal control over financial metric reporting; the amount and timing of our stock-based compensation expenses; changes in our effective tax rate; and changes in accounting standards, policies, guidance, interpretations, or principles. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments.

We are subject to laws and regulations worldwide, many of which are unsettled and still developing, which could increase our costs or adversely affect our business, including preventing our ability to operate our Platform in certain jurisdictions.
As a global platform with users, developers and creators in over 170 countries, we are subject to a myriad of laws and regulations that affect our business, including but not limited to, laws and regulations regarding online gaming, online safety, privacy, AI, online platform liability, content moderation, intellectual property ownership and infringement, consumer protection, protection of minors, anti-competition, taxation, labor, real estate, export and national security, requirements related to the use of verifiable parental consent, biometrics, cybersecurity, data protection and data localization requirements, the use of prepaid cards, subscriptions, advertising, electronic marketing, illegal content, escheatment, tariffs, anti-corruption, campaign finance, gambling, loot boxes, ratings and telecommunications, all of which are continuously evolving and developing. We have policies and procedures designed to promote compliance with applicable laws and regulations, but we cannot assure you that we will not experience violations of such laws and regulations or our policies and procedures.
The widespread availability of 3D user-generated content online is relatively new, and the regulatory framework is new and continuously evolving with increased legislative initiatives and regulatory focus on areas including the protection of minors online and users’ personal information, among other areas. The scope and interpretation of these laws and regulations that are or may be applicable to us, are often uncertain and may be conflicting from jurisdiction to jurisdiction and compliance with laws, regulations and similar requirements may be burdensome and expensive. Moreover, in some cases these new regulations can be enforced by private parties in addition to governmental agencies.
There are a suite of global laws focusing on the area of online safety and content moderation, including notice, transparency and product design obligations. The United Kingdom’s (“U.K.”) Office of Communications (“Ofcom”) published its guidance and codes of practice in connection with the first set of obligations under the Online Safety Act (“OSA”) in March 2025. The OSA introduces, among other things, duties to protect children and other users online, complete risk assessments, and remove illegal content. Ofcom issued a policy statement on April 24, 2025, stating that, among other things, covered operators of online services must conduct and document a children’s risk assessment in accordance with the OSA by July 24, 2025, and must implement measures to protect children from content that is harmful to them by July 25, 2025. Noncompliance with the OSA could lead to investigations and other proceedings, substantial fines of up to £18 million or 10% of the prior year’s global revenues and possible imposition of criminal liability on senior managers and company officers, as well as the imposition of business disruption measures such as access restriction orders. The EU’s Digital Services Act (“DSA”) imposes new content moderation obligations, notice and transparency obligations, advertising restrictions and other requirements on digital platforms to protect consumers and their rights online. Noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which are in addition to the ability of civil society organizations and non-governmental organizations to commence class action lawsuits. Australia’s Online Safety Act of 2021 was recently amended to require certain social media platforms, which may include our Platform, take reasonable steps by the end of 2025 to prevent Australian users under the age of 16 from having accounts.
Additionally, we are subject to regulations with respect to advertising, in particular, advertising to minors, and advertising regulations could differ based on the jurisdiction of a user. For example, in the U.S. the Federal Trade Commission (“FTC”) and other regulators restrict deceptive or unfair commercial activities, including in relation to targeted advertising and advertising to minors. As we evolve our advertising products and policies, we may not be able to implement an advertising model that is compliant with regulations in all jurisdictions in which we operate, and advertising regulations could differ based on the jurisdiction of our users. Moreover, our brand and reputation may suffer if users disagree with our advertising policies
In the U.S. we are subject to both federal and state regulation of online services accessed and used by children, as well as state and federal legislative initiatives, such as the proposed Kids Online Safety and Privacy Act and various state proposals, which have and may continue to vary significantly. For example, in 2024 the State of Texas enacted new restrictions on purchasing by minors, including requiring parental consent for minors to purchase digital items, including on our Platform. Further, in March 2025 the State of Utah enacted new restrictions on applications available via app stores, which include requiring app stores collect verifiable parental consent for minors to engage in in-app purchase, including on our Platform. The law also carries a private right of action. These additional restrictions may have an adverse impact on our revenue and bookings from users in Texas and Utah in the near term.
In addition, there are ongoing academic, political, and regulatory discussions in the U.S., Canada, European Union (“EU”), U.K., Australia and other jurisdictions regarding whether certain mechanisms that may be included in experiences on our Platform, such as features commonly referred to as “loot boxes,” and certain genres of experiences, such as social casino, that may reward gambling-like behavior, should be subject to a higher level or different type of regulation than other genres of experiences to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. In some countries such as Belgium and the Netherlands, “loot box” mechanics may be considered gambling, and are restricted as a result. In Australia gaming content containing “loot boxes” requires a mature age rating (age 15+). Other jurisdictions are considering similar limitations or bans on “loot boxes.”

Governmental agencies in any of the countries in which we, our users, developers, or creators are located from time to time have sought and continue to seek to and could in the future seek to impose restrictions on our Platform, our website, operating system platforms, application stores or the internet generally. Compliance with these existing and new laws and regulations, uncertainty over changes in laws and regulations, uncertainty over the scope and interpretation of laws and regulations that may be applicable to us, and conflicting laws and obligations, have led to, and will continue to lead to increases in the cost of compliance, moderation and doing business and exposes us to possible litigation, fines or other injunctive and monetary penalties. We have been required to and could in the future be required to modify or remove certain content in the experiences on our Platform, change the default settings of our Platform, and modify or disable certain features on our Platform in various jurisdictions. These requirements may impact user engagement, the functionality and effectiveness of our Platform, our ability to operate across demographics and geographies, our developer’s ability to monetize their experiences in some geographies and reduce the overall use or demand for our Platform, which would harm our business, financial condition, and results of operations. We have been required to and could in the future be required to change our business model for specific jurisdictions or subsets of our users, take on more onerous obligations, including, but not limited to, applying for government-issued licenses to operate, establishing a local presence in certain jurisdictions, developing localized product offerings and practices, and storing user information on servers in a country within which we operate. The costs of compliance with, and other burdens imposed by, these laws, regulations, standards, and obligations, could be prohibitively expensive. Requirements to change age ratings of our Platform or of specific content on our Platform may make our Platform less attractive for or restrict availability to younger users and harm our business, financial condition and results of operations. Furthermore, any inability to adequately address these burdens has led to, and in the future could lead to suspension of our Platform in certain jurisdictions. Restrictions on our ability to offer our Platform or on users’ ability to engage with others on our Platform may have a significant adverse impact on the revenue and bookings that we derive from those jurisdictions, which could materially adversely affect our operating results and our business. We may be required to expend substantial resources or to modify our Platform substantially to comply with evolving laws and regulations, which would harm our business, financial condition and results of operations. In addition, the increased attention on liability and regulatory issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.
Moreover, the adoption of any laws or regulations adversely affecting the growth, popularity or use of the internet, including laws impacting internet neutrality, could decrease the demand for our Platform and/or increase our operating costs. The legislative and regulatory landscape regarding the regulation of the internet and, in particular, internet neutrality, in the U.S and internationally is subject to uncertainty. Users generally need to access the internet, and also mobile platforms such as the Apple App Store and the Google Play Store, to engage with experiences on our Platform, including in geographically diverse areas. If governmental or other entities block, limit or otherwise restrict developers, creators, and users from accessing our Platform, or users from engaging with experiences on our Platform, we may need to take on more onerous obligations, limit the functionality of our Platform, and/or establish certain local entities, each of which could adversely affect our results of operations or subject us to additional fines and penalties.
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
For the three months ended March 31, 2025, 29% of our revenue was attributable to Robux sales through the Apple App Store and 15% of our revenue was attributable to Robux sales through the Google Play Store. Because of the significant use of our Platform on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware. We are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various software application stores that make our application and experiences available to our developers, creators, and users. These policies and terms of service govern the availability, promotion, distribution, content, and operation of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our Platform and those changes may be unfavorable to us and our developers’, creators’, and users’ use of our Platform. If an operating system provider or application store limits or discontinues access to, or changes the terms governing, its operating system or store for any reason, it could adversely affect our business, financial condition, or results of operations.
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
Moreover, measures intended to make our Platform more attractive to an older, age verified audience, such as less highly moderated or unmoderated chat and the introduction of experiences with mature content, and new methods of communication could fail to gain sufficient market acceptance by its intended audience and may create the perception that our Platform is not safe for younger users. This in turn has caused and may continue to cause some operating system providers, application stores, or regulatory agencies to require a higher age rating for our Platform, which could cause us to become less available to younger users and harm our business, financial condition, and results of operations. For example, USK, who are responsible for game ratings in Germany, increased our age rating from USK12 to USK16 in January 2025. We have at times experienced negative media coverage related to content that is age-restricted on our Platform but is mischaracterized in the media as being accessible to younger users and therefore has impacted our reputation as a safe online environment for children. At times, user-generated content that is age-restricted, but not violative of our terms for teenagers, may still be in poor taste or considered crude, and therefore lead to negative media attention.
Further, children may attempt to misrepresent their age, which could lead them to be exposed to inappropriate content or behavior by participating in experiences that are not age-appropriate or gaining access to features we have restricted to older users. While we have introduced Content Maturity Labels that enable users to make informed decisions about the experiences they interact with and we have introduced additional parental controls that help parents and caregivers manage their child’s experience on our Platform, users from time to time, notwithstanding our efforts, have been able to evade our systems, and have been exposed to content that may not be age-appropriate. In addition, as more of our brand partners, developers, and creators offer physical products for sale through our Platform, younger users may be able to purchase products that may not be age-appropriate. Unintentional access to content or physical products could cause harm to our audience and to our reputation of providing a safe environment for younger users. If we are unable to sufficiently limit, or are perceived as not being able to sufficiently limit, all or substantially all age-inappropriate content and physical products to only users who have been identity verified as being the appropriate age for such content or goods, then parents and children could lose their trust in the safety of our Platform, which would harm our overall acceptance by these audiences and would likely result in significantly reduced revenue, bookings, profitability, and ultimately, our ability to continue to successfully operate our Platform.

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
We believe that maintaining, protecting, and enhancing our reputation and brand is critical to grow the number of developers, creators, and users on our Platform, especially given the safe and civil atmosphere that we strive to achieve for our users, many of whom are children. Maintaining, protecting, and enhancing our brand will depend largely on our ability to continue to provide reliable high-quality, engaging, and shared experiences on our Platform. If users, developers, or creators do not perceive our Platform to be reliable or of high quality, the value of our brand could diminish, thereby decreasing the attractiveness of our Platform. Further, we have faced and are currently defending allegations that our Platform has been used by criminal offenders to identify and communicate with children and to possibly entice them to interact off-Platform, outside of the restrictions of our moderated chat, content blockers, and other on-Platform safety measures. While we devote considerable resources to prevent this from occurring, we are unable to prevent all such interactions from taking place. We have also received and expect to continue to receive a high degree of media coverage alleging the use of our Platform for illicit or objectionable ends. For example, we have experienced negative media publicity from traditional media sources and self-described short seller investors, related to the age of some of our developers, the content that developers produce, our operating metrics and disclosures, the strength of our moderation practices, and the conduct of users on our Platform that may be deemed illicit, explicit, profane, or otherwise objectionable. Additional unfavorable publicity has covered, and may in the future cover, our privacy, cybersecurity or data protection practices, terms of service, including our advertising policies, product changes, product quality, litigation or regulatory activity, our use of and policies regarding generative AI, the actions of our users, and the actions of our developers or creators whose products are integrated with our Platform.
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
We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Our DAU growth rate has fluctuated in the past and may slow in the future due to various factors including: the introduction of new or updated experiences or virtual items on our Platform; our ability to personalize and feature relevant experiences to our users; performance issues with our Platform; the removal of popular experiences or virtual items on our Platform including due to copyright or other legal violations that may or may not be within our control; the availability of our Platform across markets and user demographics, which may be impacted by regulatory or legal requirements, including the use of verifiable parental consent and age assurance technologies and policies; changes to the default settings on our Platform overall, or for specific user groups; changes to our terms of use, advertising policies and generative AI policies; higher market penetration rates and competition from a variety of entertainment sources for our users and their time. In addition, our strategy seeks to expand the age groups and geographic markets that make up our users. If and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in DAUs will need to come from other age or geographic cohorts, which may be difficult, costly, or time consuming for us to achieve. Additionally, as we implement and further use technology to obtain more granularity in our estimate of user’s ages, users may lose access to certain features of our Platform. We cannot currently determine how such technology may impact user retention across our Platform and whether it could have a material impact on our business, financial conditions and operations. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. If the growth rate in our key metrics such as DAUs or hours engaged slows or becomes stagnant, or we have a decline in one of our key metrics such as DAUs or hours engaged, or we fail to effectively monetize new or existing users, our financial performance could be significantly harmed.

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
Our Platform relies on our developers and creators to create experiences and virtual items on our Platform for our users, and we believe the interactions between and within the developer, creator, and user communities on our Platform create a thriving and organic ecosystem, and this network effect drives our growth. To facilitate and incentivize the creation of experiences and virtual items by developers, our Platform offers developers an opportunity to earn Robux, a virtual currency on our Platform, which, as described in our terms of use, is a license to engage in experiences and/or obtain virtual items. When virtual items are acquired on our Platform, the originating developer or creator earns a portion of the Robux paid for the item. Developers are able to exchange their accumulated earned Robux for fiat currency under certain conditions outlined in our Developer Exchange Program. In addition, we have paid access experiences where developers can offer access to their experiences to users for a set price in fiat currency and in exchange earn a higher revenue share of these user purchases. While we have millions of developers and creators on our Platform, 50% of in-experience hours engaged were spent in the top 50 experiences in the month ended December 31, 2024. We continuously review and revise our Platform policies to enhance regulatory compliance and the trust and safety of our Platform. Changes to our Platform policies may reduce or create the perception that it may reduce the ability of developers to monetize their experience. For example, we recently announced a move towards DataStore access limits, which would require developers to purchase data storage over certain limits. While the vast majority of our developers are not expected to be impacted by these changes, if our top developers believe this change will impact the monetization and profitability of their experience, they may elect to develop user-generated content on other platforms. The loss of any of our top developers could have a material impact on our business, financial condition, and operations, including a loss of revenue.
We spend substantial amounts of time and money to research, develop, and enhance versions of our Platform to incorporate additional features, improve functionality or other enhancements and prioritize user safety and security in order to meet the rapidly evolving demands of our developers, creators, and users. Developments and innovations on our Platform may rely on new or evolving technologies which may at times be still in development and may never be fully developed. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. Despite our efforts, users, developers, or creators may become dissatisfied with our Platform technology or policies, billing or payment policies, our handling of personal data, or other aspects of our Platform. If we fail to adequately address these or other user, developer, or creator complaints, negative publicity about us or our Platform could diminish confidence in and the use of our Platform. If we do not provide the right technologies, education or financial incentives to our developers and creators, they may develop fewer experiences or virtual items or be unable to or choose not to monetize their experiences, and our users may elect to not participate in the experiences or acquire the virtual items, and, thus, our Platform, revenue, and bookings could be adversely affected. Additionally, if we fail to anticipate developers’ and creators’ needs, the quality of the content they create may not attract users to engage with experiences and result in a decline of users on our Platform. When we develop new or enhanced features for our Platform, we typically incur expenses and expend resources upfront to develop, market, promote, and sell new features, and we may not be able to realize some or all of the anticipated benefits of these investments.

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
We have experienced outages from time to time since our inception when the Platform is unavailable for all or some of our users, developers, and creators, including in October 2024, May 2022, October 2021, and at other times during our history. In addition, there may be times when access to our Platform for users, developers, and creators may be temporarily unavailable or limited. This could be due to proactive actions we take while we provide critical updates or as an unexpected outcome of routine maintenance, which most recently occurred in July 2023. Outages can be caused by a number of factors, including a move to a new technology or security vulnerabilities in new or existing technologies, the demand on our Platform exceeding the capabilities of our technological infrastructure, delays or failures resulting from natural disasters, manmade disasters, or other catastrophic events, the migration of data among data centers and to third-party hosted environments, a cyber event or act of terrorism, and issues relating to our reliance on third-party software, third-party application stores, and third parties that host our Platform in areas where we do not operate our own data centers. The unavailability of our Platform, particularly if outages should become more frequent or longer in duration, could cause our users to seek other entertainment options, including those provided by our competitors, which may adversely affect our financial results. If we or our partners or third party service providers experience outages and our Platform is unavailable or if our developers, creators, and users are unable to access our Platform within a reasonable amount of time or at all, as a result of any such events, our reputation and brand may be harmed, developer, creator and user engagement with our Platform may be reduced, and our revenue, bookings and profitability could be, and has been in the past, negatively impacted. We may also experience a negative impact to our financial results as a result of decreased usage on our Platform or decrease of payouts to developers and creators, as well as potential monetary penalties, including regulatory fines related to an outage determined to be a significant security incident. We may not have full redundancy for all of our systems at all times and our disaster recovery planning may not be sufficient to mitigate the risks posed by technological exploitation used by threat actors and to address all aspects of any consequence or incident or allow us to maintain business continuity at profitable levels or at all. Further, in the event of damage or service interruption, our business interruption insurance policies will not adequately compensate us for losses that we may incur. These factors in turn could further reduce our revenues, subject us to liability, or otherwise harm our business, financial condition, or results of operations.
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
The techniques used by malicious actors to obtain unauthorized access to, or to sabotage, our systems or networks, or to utilize our systems maliciously, are constantly evolving and generally are not recognized in the industry until launched against a target. Despite the measures we have taken, we at times have not been able to anticipate these techniques, detect, or react in a timely manner, or implement preventive measures, which has resulted in and could continue to result in, delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents. In addition, the use of open source software in our Platform has exposed us to security vulnerabilities in the past and will likely continue to expose us to security vulnerabilities in the future. For example, in December 2021, a vulnerability in popular logging software, Log4j, was publicly announced, and while we have taken steps to patch these and similar vulnerabilities in our systems, we cannot guarantee that all vulnerabilities have been patched in every system upon which we are dependent or that additional critical vulnerabilities of open source software which we rely upon will not be discovered. Our use of AI in our products and business practices may increase or create additional cybersecurity and privacy risks, including risks of security breaches and incidents.
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
We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those to secure our product development, test, evaluation, and deployment activities, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. The economic costs to us to reduce cyber or other security problems, such as spammers, errors, bugs, flaws, “cheating” programs, defects or corrupted data, could be significant and may be difficult to anticipate or measure. Even the perception of these issues may cause developers, creators, and users to use our Platform less or stop using it altogether, and the costs could divert our attention and resources, any of which could result in claims, demands, and legal liability to us, regulatory investigations and other proceedings, and otherwise harm our business, reputation, financial condition, or results of operations. There could also be regulatory fines or non-monetary penalties imposed in connection with certain data breaches that take place around the world. Further, certain laws and regulations relating to privacy, biometrics, cybersecurity, and data protection, such as the California Consumer Privacy Act (“CCPA”), allow for a private right of action, which may lead to consumer litigation for certain data breaches that relate to specified categories of personal information. From time to time, we identify product vulnerabilities, including through our bug bounty program. Although we have policies and procedures in place designed to promptly characterize the potential impact of such vulnerabilities and develop appropriate patching or upgrade recommendations and also maintain policies and procedures related to vulnerability scanning and management of our internal corporate systems and networks, such policies and procedures may not be followed or detect every issue, and from time to time, we have, and may in the future again, need to proactively disable access to our Platform in order to provide necessary patching or upgrades.
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
We operate our Platform throughout the world and are subject to risks and challenges associated with international business. For the three months ended March 31, 2025, approximately 80% of our DAUs and 37% of our revenue was derived from outside the U.S. and Canada region. We intend to continue to expand internationally, and this expansion is a critical element of our future business strategy. However, as we continue to expand internationally, including into developing countries where consumer discretionary spending is relatively weak, while our DAUs increase, the growth rate of our bookings could decelerate due to weaker spending by users from those regions, and our ABPDAU has been and may continue to be negatively impacted. While we have a number of developers, creators, and users outside of the U.S., we have limited offices located outside of the U.S. and Canada, and there is no guarantee that our international expansion efforts will be successful. The risks and challenges associated with expanding our international presence and operations include:
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

•uncertainty regarding the imposition of and changes in the U.S.’ and other governments’ trade regulations, trade wars, tariffs or other restrictions, and responsive retaliatory actions as a result thereof or other geopolitical events, including, without limitation, the evolving relations between the U.S. and China, the issuance of new executive orders and related national security-based data transfer restrictions, evolving relations with Russia due to Russia’s invasion of Ukraine, and the conflict in the Middle East stemming from Hamas’ attack against Israel;
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
•risks associated with trade restrictions and foreign legal requirements, and greater risk of unexpected changes in regulatory requirements, tariffs and tax laws, trade laws, and export (including data export) and other trade restrictions;
•risks relating to the implementation of exchange controls, including restrictions promulgated by the Office of Foreign Assets Control (“OFAC”), and other similar trade protection regulations and measures;
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

Introduction of new technology, such as generative AI, could harm our business and results of operations.
The market for an immersive platform for connection and communication is a new and evolving market characterized by rapid, complex, and disruptive changes in technology and user, developer, and creator demands that could make it difficult for us to effectively compete. The expectations and needs of our users, developers, and creators are constantly evolving. Our future success depends on a variety of factors, including our continued ability to innovate, introduce new products and services efficiently, enhance and integrate our products and services in a timely and cost-effective manner, extend our core technology into new applications, and anticipate technological developments. If we are unable to react quickly to new technology trends—for example the continued growth of generative AI solutions which affects the ways developers create experiences or may affect the way users consume virtual goods—it may harm our business and results of operation. Furthermore, our adoption of generative AI solutions and changes to our generative AI policies may not be favored by our community of developers and users, and may result in diminished engagement on the Platform. The expertise in AI, as well as other emerging technologies, can be difficult and costly to obtain given the increasing focus on AI development and competition for talent. Further, social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. AI presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in our use of AI.
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
There are also many new and evolving laws and regulations focused on the use of AI. For example, the EU's Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024. Certain of its obligations entered into effect on February 2, 2025, and it will be fully applicable on August 2, 2026. The AI Act proposes a framework of prohibitions as well as disclosure, transparency and other regulatory obligations based on various levels of risk for businesses introducing AI systems in the EU. Provisions of the AI Act could require us to alter or restrict our use of AI both in features or products available to our users and in our systems that interact with our users, depending on respective levels of risk-categorization, types of systems, and manner of use, as set forth in the AI Act. The AI Act also may require us to comply with monitoring and reporting requirements. As a result, we may need to devote substantial time and resources to evaluate our obligations under the AI Act and to develop and execute a plan designed to promote compliance. Noncompliance with the AI Act could result in fines of up to €35 million or 7% of annual global turnover for the previous year, whichever is higher. There have been numerous other laws and bills proposed at the U.S. federal and state level, as well as internationally, aimed at regulating the deployment or provision of AI systems and services. This includes the Colorado AI Act, which was passed and will become effective February 1, 2026, and, similar to the AI Act, provides for a regulatory risk-based framework.
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
Additionally, there are users who have multiple accounts, fake user accounts, or fraudulent accounts created by bots. These actions may be done to inflate user activity in order to make a developer’s or creator’s experience or other content appear more popular than it really is or they may be to enable users to level up or otherwise progress in an experience more rapidly. Detecting and taking action with respect to such issues requires considerable judgment and is technically challenging. We strive to detect and minimize fraud, the use of bots, and unauthorized use of our Platform, and while these practices are prohibited in our terms of service and we implement measures to detect and suppress that behavior, when we are unsuccessful, our operating results may be negatively affected.
In addition, some of our demographic data may also be incomplete or inaccurate. For example, because users self-report their dates of birth, our age demographic data may differ from our users’ actual ages. If our users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate. Additionally, we are exploring using technology to obtain greater granularity in our estimate of user demographics. As a result of such technology, prior period demographics may not be comparable to future ones.
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

Some developers, creators, and users on our Platform may make unauthorized, fraudulent, or illegal use of Robux and other digital goods or experiences on our Platform, including by use of unauthorized third-party websites or “cheating” programs.
Robux and digital goods on our Platform have no monetary value outside of our Platform, but users have made and may in the future make unauthorized, fraudulent, or illegal sales and/or purchases of Robux, other digital goods and Roblox accounts on or off of our Platform, including by use of unauthorized third-party websites in exchange for fiat currency or to facilitate online wagers. For example, some users have made fraudulent use of credit cards owned by others to purchase Robux and offer the purchased Robux for sale at a discount on third-party websites. For the three months ended March 31, 2025, total chargebacks to us from all fraud was approximately 3.1% of bookings.
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
We have made and are continuing to make investments in privacy, data protection, user safety, cybersecurity, and content review efforts to combat misuse of our services and user data by third parties, including investigations of individuals we have determined to have attempted to access and, in some cases, have accessed, user data without authorization. Our internal teams also continually monitor and work to address any identified unauthorized attempts to access data stored on servers that we own or control or data available to our third-party customer service providers. As a result of these efforts, we have discovered and disclosed, and anticipate that we will continue to discover and disclose, additional incidents of misuse of or unauthorized access of user data or other undesirable activity by third parties. We have taken steps to protect the data that we have access to, but despite these efforts, our security measures, or those of our third-party service providers, could be insufficient or breached as a result of third-party action, malfeasance, employee errors, service provider errors, technological limitations, defects or vulnerabilities in our Platform or otherwise. Additionally, many of our employees and third-party service providers with access to user data currently are and may in the future be working remotely, which may increase our employees’ or our third-party service providers’ risk of security breaches or incidents. Moreover, the risk of state-supported and geopolitical-related cyber-attacks may increase with geopolitical events. We have sometimes failed to discover and in the future may not discover all such incidents or activity or be able to respond to or otherwise address them, promptly, in sufficient respects or at all. Such incidents and activities have in the past, and may in the future, involve the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, theft of in-game currency or virtual items in valid user accounts, and activities that threaten people’s safety on- or offline. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments, whether actual or perceived, may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such developments have and may continue to subject us to future litigation and regulatory inquiries, investigations, and proceedings, including from data protection authorities in countries where we offer services and/or have users, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.

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
We also rely on developers and creators to create the content that leads to and maintains user engagement (including maintaining the quality of experiences). We compete to attract and retain developers and engineering talent with gaming and metaverse platforms such as Epic Games, Unity, Meta Platforms, and Valve Corporation, which also give developers the ability to create or distribute interactive content. We do not have any agreements with our developers that require them to continue to use our Platform for any time period. Some of our developers have developed attractive businesses in developing content, including games, on our Platform. While we have millions of developers and creators on our Platform, 50% of in-experience hours engaged in experiences were spent in the top 50 experiences in the month ended December 31, 2024. In the future, if we are unable to continue to provide value to these developers and they have alternative methods to publish and commercialize their offerings, they may not continue to provide content to our Platform. Should we fail to provide compelling advantages to continued use of our ecosystem to developers, they may elect to develop content on competing interactive entertainment platforms. Should we fail to control botting and other forms of automated play on our Platform, developers, creators and users may find our Platform less attractive and may elect to engage on competing interactive entertainment platforms. If a significant number of our developers no longer provide content, we fail to increase the number of developers using our Platform, or developers and creators whose experiences account for a substantial portion of our Hours Engaged choose to leave our Platform, we may experience an overall reduction in the quantity and quality of our experiences, which could adversely affect users’ interest in our Platform and lead to a loss of revenue opportunities and harm our results of operations.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. For the three months ended March 31, 2025, approximately 80% of our DAUs and 37% of our revenue was derived from outside the U.S. and Canada region. While we periodically adjust the price of Robux to account for the relative value of this local currency to the U.S. dollar, these adjustments are not immediate nor do they typically exactly track the underlying currency fluctuations. As a result, rapid appreciation of the U.S. dollar against these foreign currencies has harmed and may in the future harm our reported results and cause the revenue derived from our foreign users and overall revenue to decrease. In addition, even if we do adjust the cost of our Robux in foreign markets to fluctuations in the U.S. dollar, such fluctuations could change the costs of purchasing Robux to our users outside of the U.S., which may adversely affect our business, results of operations and financial condition, or improve our financial performance.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For example, the majority of the virtual items available on our Platform are durable virtual items, which, when acquired, are recognized ratably over the estimated period of time the virtual items are available to the user (estimated to be the average lifetime of a paying user). Every quarter, we complete an assessment of our estimated average lifetime of a paying user, which is used for revenue recognition of durable virtual items and calculated based on historical monthly retention data for each paying user cohort to project future participation on our Platform. We calculate the average historical monthly retention data by determining the weighted average of monthly paying users that have spent time on our Platform. In 2021, our estimated average lifetime of a paying user was 23 months. In the first quarter of 2022, we updated our estimated average lifetime of a paying user from 23 months to 25 months and in the third quarter of 2022 we increased the estimated average lifetime of a paying user from 25 months to 28 months. The estimated average lifetime of a paying user remained at 28 months through the first quarter of 2024. In the second quarter of 2024, the estimated average lifetime of a paying user decreased to 27 months. Based on the carrying amount of deferred revenue and deferred cost of revenue as of March 31, 2024, the second quarter 2024 change in the estimated average lifetime of a paying user resulted in an increase in our fiscal year 2024 revenue and cost of revenue by $98.0 million and $20.4 million, respectively.
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
In addition to revenue recognition and estimates of the average lifetime of a paying user, our accounting policies that involve judgment include, amongst others, those related to assumptions used for estimating the fair value of common stock to calculate stock-based compensation, valuation of goodwill and intangible assets, certain accrued liabilities, the estimated amount of consumable and durable virtual items purchased for which the Company lacks specific information that is used for revenue recognition, and valuation allowances associated with income taxes. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
Our results of operations may be harmed if we are required to collect sales, value added, or other similar taxes for the purchase of our virtual currency, for the sale of digital content, or purchase of physical goods, between our developers, creators, and users.
Although we, either directly or through our third-party distribution channels, collect and remit taxes from users in certain countries and regions on the sale of our virtual currency, there are some jurisdictions in which we operate where we do not currently collect taxes from users. The application of tax laws pertaining to the collection of sales, value added, and similar taxes to e-commerce businesses, such as ours, is a complex and evolving area. For example, many countries have enacted tax laws that require non-resident providers to register for and levy value added taxes on electronically provided services to such country’s residents. This would require us to calculate, collect, and remit value added taxes in some jurisdictions, even if we have no physical presence in such jurisdictions. Further, we may need to invest substantial amounts to modify our solutions or our business model to be able to collect and remit sales, value added, or similar taxes under such tax laws in the future.
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
Tensions between the U.S. and China have resulted in trade restrictions that could harm our ability to participate in Chinese markets and numerous additional such restrictions have been threatened by both countries. As an example, as of April 2025, the U.S. and China have placed significant additional tariffs upon imported items originating from each other’s territories. The tariff policies and responses of both countries are currently fluid, and it is unclear whether or at what level tariff policies will stabilize. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and China could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that could restrict our ability to participate in the China JV. We may find it difficult or impossible to comply with these or other conflicting regulations in the U.S. and China, which could make it difficult or impossible to achieve our business objectives in China or realize a return on our investment in this market.
Relations may also be compromised if the U.S. pressures the Chinese government regarding its monetary, economic, or social policies. Changes in political conditions in China and changes in the state of China-U.S. relations are difficult to predict and could adversely affect the operations or financial condition of the China JV. In addition, because of our proposed involvement in the Chinese market, any deterioration in political, economic or trade relations might result in our products being perceived as less attractive in the U.S. or elsewhere. In January 2025, the U.S. Department of Defense (“DOD”) added Tencent Holdings to its list of Chinese military companies operating directly or indirectly in the United States under section 1260H of the National Defense Authorization Act for Fiscal Year 2021 (“1260H List”). Beginning in June 2026, this may restrict our ability to resell goods and services of Tencent Holdings to the DOD. The designation may also result in negative publicity for us and the China JV. Further regulatory changes adding Tencent Holdings to additional lists or export and sanctions related restricted or prohibited parties or further controls on entities viewed as connected to the Chinese military could impact our ability to work with Tencent Holdings. The Committee on Foreign Investment in the U.S. (“CFIUS”) has continued to apply a more stringent review of certain foreign investment in U.S. companies, including investment by Chinese entities, and has made inquiries to us with respect to Tencent Holding’s equity investment in us and involvement in the China JV. We cannot predict what effect any further inquiry by CFIUS into our relationship with Tencent and Tencent Holdings, developments with respect to the 1260H List, or changes in China-U.S. relations overall may have on our ability to effectively support the China JV or on the operations or success of the China JV.
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
Certain privacy, biometrics, cybersecurity, and data protection laws and regulations have placed and will continue to place significant privacy, data protection, and cybersecurity obligations on organizations such as ours and may require us to continue to change our policies and procedures. For example, the EU’s General Data Protection Regulation (“GDPR”) imposes stringent data protection requirements regarding EU personal data, and its provisions include increasing the maximum level of fines that EU regulators may impose for the most serious breaches of noncompliance of €20 million or 4% of annual global revenues of the previous year, whichever is greater. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer harm, (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR, and (iii) the ability of supervisory authorities to impose orders requiring companies to modify their practices. If we are found not to be compliant with GDPR or similar requirements, including obligations to comply with data protection requirements when transferring personal data from the European Economic Area (“EEA”), Switzerland, and the U.K. to the U.S., we may be subject to significant fines and the risk of civil litigation.
The U.K. maintains the Data Protection Act of 2018 and the UK GDPR, which collectively implement and complement the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or 4% of annual global revenues of the previous year. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the U.K. ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Such adequacy decision must, however, be renewed and may be modified or revoked in the interim. The United Kingdom is considering modifications to its data protection regime that, if implemented, may impact this renewal decision. We cannot fully predict how the Data Protection Act of 2018, the UK GDPR and other U.K. data protection laws or regulations may develop, nor the effects of divergent laws and guidance regarding how data transfers to and from the U.K. will be regulated.
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
We continue to monitor updated guidance from the U.K’s Information Commissioner Office (“ICO”) on the Age Appropriate Design Code (“AADC”), which focuses on online safety and protection of children’s privacy online. The AADC became enforceable on September 2, 2021. Noncompliance with the AADC may result in publicized investigations, substantial fines, audits or other proceedings by the ICO, and other regulators in the EEA or Switzerland, as noncompliance with the AADC may indicate noncompliance with applicable data protection law. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and laws and regulations of applicable EU Member States and the U.K. relating to privacy, cybersecurity, and data protection in connection with any measures we take to comply with them.

Other jurisdictions have adopted laws and regulations addressing privacy, data protection, and cybersecurity, many of which share similarities with the GDPR. For example, Law no. 13.709/2018 of Brazil, the Lei Geral de Proteção de Dados Pessoais or LGPD, entered into effect on September 18, 2020, authorizing a private right of action for violations. Penalties may include fines of up to 2% of the organization’s revenue in Brazil in the previous year or 50M reais (approximately $9.5 million U.S. dollars). The LGPD applies to businesses (both inside and outside Brazil) that process the personal data of users who are located in Brazil. The LGPD provides users with the similar rights as the GDPR regarding their data. A Brazilian Data Protection Authority, Brazilian National Data Protection Authority (Autoridade Nacional de Proteção de Dados) has been established to provide rules and guidance on how to interpret and implement the LGPD’s requirements, including regarding notice of processing, data transfer requirements, and other compliance obligations, such as security measures, recordkeeping, training, and governance. Additionally, the Personal Information Protection Law, (“PIPL”) of the People’s Republic of China (“PRC”), was adopted on August 20, 2021, and went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year. Our approach with respect to regimes such as the LGPD, PIPL, and other foreign legislation may be subject to further evaluation and change, our compliance measures may not be fully adequate and may require modification, we may expend significant time and cost in developing and maintaining a privacy governance program, data transfer or localization mechanisms, or other processes or measures to comply with such regimes, and any implementing regulations or guidance under these regimes, and we may potentially face claims, litigation, investigations, or other proceedings or liability regarding such regimes and may incur liabilities, expenses, costs, and other operational losses under such regimes and any measures we take to comply with them. In addition to the changing international landscape, U.S. regulations on the restrictions on transfers of sensitive personal data to foreign jurisdictions continue to evolve and may increase operational complexity and compliance costs.
Additionally, Europe’s Network and Information Security Directive (“NIS2”) regulates resilience and incident response capabilities of entities operating in a number of sectors. Non-compliance with NIS2 may lead to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year.
In addition, the CCPA, which established a new privacy framework for covered businesses in California, such as ours, went into effect in January 2020, requiring us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The CCPA was significantly modified and supplemented by the California Privacy Rights Act (“CPRA”), which was approved in November 2020. The CPRA went into effect on January 1, 2023 and, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new agency to implement and enforce the law. Further, the CCPA has prompted similar legislative developments in other states in the U.S., including laws enacted in Virginia, Colorado, Utah, Connecticut, Florida, Iowa, Indiana, Montana, Tennessee, Oregon, Delaware, Texas, New Hampshire, New Jersey, Kentucky, Maryland, Nebraska, Rhode Island and Minnesota. Other states, including California, Utah and Arkansas, have passed legislation imposing substantial new obligations upon companies that offer online services, products, or features “likely to be accessed” by children 17 years of age or under, or certain types of social media and digital services, respectively. The California legislation includes certain requirements and principles from the AADC including, among other things, data protection impact assessments and the implementation of privacy by design. The laws in Utah, Florida, and Arkansas impose restrictions and obligations in connection with users who are, or are deemed to be, under 18, including access restrictions and restrictions on abilities for minors to create accounts. Many states have also passed their own laws that require verifiable parental consent before allowing children to create an account or that otherwise impact companies that process children’s personal data. In June 2024, the New York governor signed a bill into law that prohibits covered social media companies from providing individuals under 18 with “addictive feeds,” as a significant part of their services and imposes obligations on such companies that prohibits the collection, use, sharing, and sale personal data of individuals under 18 unless it is strictly necessary, or where informed consent is obtained. California passed a similar law in September 2024 that became effective on January 1, 2025. Other U.S. states have proposed, and in certain cases enacted, legislation similar to the foregoing laws. These developments create the potential for a patchwork of overlapping but different state laws addressing privacy, cybersecurity, data protection, and related matters such as age verification. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business. The impact of these recent regulations and potential future regulations related to privacy, cybersecurity, data protection, and related matters, such as age verification, are far-reaching, create a patchwork of overlapping but different laws, and have required and may continue to require us to, modify practices, policies, features and Platform defaults, incur substantial costs and expenses, and at times restrict our operations. Additionally, requirements for verified parental consent before allowing children to create an account may limit the use of our Platform or reduce our overall demand for our Platform, which could harm our business, financial condition, and results of operations.

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
The global regulatory landscape around payment-related activities is characterized by a lack of uniformity and increasing scrutiny especially when younger users are involved. Examples of payment-related activities on the Platform include the purchase of prepaid gift cards, Robux, and subscriptions. In addition, our Developer Exchange Program allows developers to exchange their accumulated earned Robux for fiat currency under certain conditions. We have seen and may continue to see increased application of laws and regulations typically applicable to financial institutions such as regulations around money transmission, virtual currency, unclaimed property and gift card, many of which include anti-money laundering, KYC and sanction screening obligations to social media and online game companies. Regulators may impose restrictions or bans on our ability to operate our Developer Exchange Program or on the sale of prepaid gift cards. Any such restrictions or prohibitions may adversely affect our Platform, business, revenue, bookings and our developers. In the United States, the SEC, its staff, and similar state regulators have deemed certain virtual currencies to be securities subject to regulation under the federal and state securities laws. While we do not consider Robux to be a security, if Robux were subject to the federal or state securities laws of the U.S., we may be required to redesign our Platform considerably, in a manner that would be disruptive to operations and costly to implement, which may threaten the viability of the Platform. We may also be subject to enforcement or other regulatory actions by federal or state regulators, as well as private litigation, which could be costly to resolve. For example, some existing laws regarding the regulation of currency, money transmitters and other financial institutions, and unclaimed property have been interpreted to cover virtual currencies, like Robux.
The increased use of interactive entertainment offerings like ours by consumers, including younger consumers, have prompted and may continue to prompt calls for more stringent consumer protection laws and regulations throughout the world that may impose additional burdens on companies such as ours making virtual currencies like Robux available for sale. For example, the U.S. Consumer Financial Protection Bureau (“CFPB”) has announced that it is monitoring business practices in video gaming marketplaces and gaming currencies for compliance with federal consumer financial protection laws, and has proposed new interpretations of existing law that would regulate both under the Electronic Funds Transfer Act. Additionally, in the EU consumer regulatory authorities have issued new interpretations of existing law regarding virtual currencies that would treat certain virtual currencies as a representation of value and therefore impose strict disclosure and other requirements on the offer and acquisition of those virtual currencies. These regulations could require us to make changes to our Platform, products or policies or how we operate our business in certain jurisdictions and could have a material adverse effect on our business, financial condition or results of operations. Increased regulatory scrutiny in the U.S. and elsewhere may increase compliance obligations and require us to devote legal and other resources and make changes to our Platform to address such regulations or otherwise become subject to fines or other penalties, which may negatively impact our business and results of operations.
Although we have structured our virtual currency, prepaid gift cards and the Developer Exchange Program with applicable laws and regulations in mind, in some jurisdictions, the application or interpretation of applicable laws and regulations is not clear and a regulator could subject us to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could be unpopular with or burdensome on our users or could have an adverse effect on our business and financial results. If a relevant regulator disagreed with our analysis of and compliance with applicable laws, we may be required to seek licenses, authorizations, or approvals from those regulators, which may be dependent on us meeting certain capital and other requirements and may subject us to additional regulation and oversight, all of which could significantly increase our operating costs.

We are subject to various governmental export control, trade sanctions, and import laws and regulations that require our compliance and may subject us to liability if we violate these controls.
In some cases, our software and experiences are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, data export rules and trade and economic sanctions, including those administered by OFAC, which we collectively refer to as Trade Control Laws and Regulations. Thus, we are subject to laws and regulations that could limit our ability to offer access or full access to our Platform and experiences to certain persons and in certain countries or territories. For example, certain U.S. laws and regulations administered and enforced by OFAC, may limit our ability to give certain users, developers, and creators access to aspects of our Platform and experiences. Trade Control Laws and Regulations are complex and dynamic, and monitoring and ensuring compliance can be challenging. In addition, we rely on our payment processors for compliance with certain of these Trade Control Laws and Regulations, including preventing paid activity by users, developers, and creators that attempt to access our Platform from various jurisdictions comprehensively sanctioned by OFAC, including Cuba, Iran, North Korea, Syria, and sanctioned regions of Ukraine. Users, developers, and creators from certain of these countries and territories have access to our Platform and experiences and there can be no guarantee we will be found to have been in full compliance with Trade Control Laws and Regulations during all relevant periods. Any failure by us or our payment processors to comply with the Trade Control Laws and Regulations may lead to violations of the Trade Control Laws and Regulations that could expose us to liability. Additionally, following Russia’s invasion of Ukraine, the United States and other countries imposed certain economic sanctions and severe export control restrictions against Russia and Belarus and have continued to strengthen these controls. These countries could impose even broader sanctions and additional export restrictions or take other actions that could impact our business. Any failure to comply with applicable laws and regulations could have negative consequences for us, including reputational harm, government investigations, and monetary penalties.
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
We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax liability and reporting obligations and effective tax rates and otherwise adversely affect our tax positions, cost of compliance, and/or our tax liabilities. Certain jurisdictions, such as Canada, the U.K. and France, have enacted a digital services tax on certain digital revenue streams. Other jurisdictions, such as Brazil, have proposed indirect tax reform which may impose value added tax on the sales of electronically supplied services. Further, in response to new or additional U.S.tariffs or taxes, countries may impose retaliatory digital service taxes or other similar measures. Such laws and other attempts to impose taxes on e-commerce activities would likely increase the cost to us of operating our business, discourage potential customers from subscribing to our Platform, or otherwise adversely affect our business, results of operations or financial conditions. In addition, a number of U.S. states, the U.S. federal government, and foreign jurisdictions have implemented and may impose reporting or recording-keeping obligations for digital platforms. These new requirements may require us to modify our data processing and reporting practices and policies, which may cause us to incur substantial costs and expenses to comply.
In addition, the Organisation for Economic Co-operation and Development has proposed the OECD/G20 Base Erosion and Profit Shifting Project, which contains a two-pillar solution to address tax challenges arising from the digitalization of the economy. Pillar One would revise existing profit allocation and nexus rules to require profit allocation based on location of sales versus physical presence for certain large multinational businesses, but if implemented, could result in the removal of unilateral digital services tax initiatives described above.
Pillar Two provides for a global minimum tax that establishes a floor for tax competition among jurisdictions. Pillar Two has been implemented into the domestic laws of EU members, among other jurisdictions, and is being considered for implementation by other countries. However, the U.S. has withdrawn support for Pillar Two and has indicated that it may take action against countries with tax laws that disproportionately impact U.S. businesses, which may result in retaliatory taxes or other retaliatory actions against U.S. businesses. The Company currently operates in countries that have digital service taxes and that have enacted all or portions of the Pillar Two framework. Any developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our compliance costs, effective tax rate, and our operating results.
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
Additionally, we have incorporated, and are continuing to develop and deploy, AI in our products and the operations of our business. Any content used to create, or created by using, generative AI tools and products may not be subject to copyright protection, the determination of which may adversely affect our intellectual property rights in, or ability to deploy, commercialize or use, such tools and products or the underlying content. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other issues, the outcome of any one of which may, amongst other things, require us to limit the ways in which we use AI in our business. In addition, regulatory obligations may require us to modify our practices with respect to intellectual property used in AI development. In addition to lawsuits and regulations focused on the AI service providers and deployers themselves, our use of output produced by generative AI tools may also expose us to claims, increasing our risks of liability.
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
Further, any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings, and equivalent proceedings in foreign jurisdictions, such as opposition proceedings or litigation. In addition, despite our pending patent and trademark applications, there is no assurance that our patent and trademark applications will result in issued patents and trademarks. Even if we continue to seek patent and trademark protection in the future, we may be unable to obtain or maintain patent and trademark protection for our technology and brands. In addition, any patents and trademarks issued from pending or future patent and trademark applications or licensed to us in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our Platform and use information that we regard as proprietary to create products that compete with ours. Patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our global activities, our exposure to unauthorized copying and use of our Platform and proprietary information will likely increase.
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

Additionally, although we devote significant resources to ensuring the security of our use of open source software on our Platform and in our systems, we cannot ensure that these security measures will be sufficient to prevent or mitigate the damage caused by a cybersecurity incident or network disruption, and our open source software may be vulnerable to hacking, insider threats, employee error or manipulation, theft, system malfunctions, or other adverse events.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Founder, President, CEO, Chair of our Board of Directors, and largest stockholder, David Baszucki, and his affiliates, beneficially own 100% of our outstanding Class B common stock, together as a single class, representing a substantial percentage of the voting power of our capital stock, which voting power may increase over time as Mr. Baszucki exercises or vests in his equity awards. Mr. Baszucki and his affiliates could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. We believe we are eligible for, but do not intend to take advantage of, the “controlled company” exemption to the corporate governance rules for NYSE-listed companies. We cannot predict whether our dual class structure will result in a lower or more volatile trading price of our Class A common stock, in adverse publicity, or other adverse consequences. The dual class structure of our common stock may trigger actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure, which could result in the trading price of our Class A common stock being adversely affected. Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our Class A common stock. We recently announced our intention to reincorporate from Delaware to Nevada and, if approved, we expect such reincorporation to occur following our annual meeting. Nevada law has similar anti-takeover provisions, and our articles of incorporation and bylaws following the proposed reincorporation would have the same or similar provisions as our current amended and restated certificate of incorporation and amended and restated bylaws that could make a merger, tender offer, or proxy contest difficult and may similarly depress the market price of our Class A common stock.
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

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws, and in the event that our proposed reincorporation is approved by our stockholders, Nevada law and provisions in what would become our articles of incorporation and bylaws following consummation of a reincorporation, could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our Class A common stock.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws will contain provisions that may make the acquisition of our company more difficult, including the following:
•certain amendments to our amended and restated certificate of incorporation or our amended and restated bylaws will require the approval of at least 66 2/3% of our then-outstanding voting power;
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
•certain litigation against us can only be brought in courts of our state of incorporation;
•our amended and restated certificate of incorporation authorizes 100 million shares of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
We recently announced our intention to reincorporate from Delaware to Nevada and, if approved, we expect such reincorporation to occur following our annual meeting, and our articles of incorporation and bylaws following the proposed reincorporation would have the same or similar provisions as described above. These provisions, alone or together, could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
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
If we reincorporate from Delaware to Nevada, our Nevada bylaws will have similar provisions regarding forum for adjudication of disputes except that where our current amended and restated bylaws specify the Court of Chancery of the State of Delaware, our bylaws following the proposed reincorporation in Nevada will specify the Eighth Judicial District Court of Clark County, Nevada.
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
We are and/or may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, privacy, biometrics, cybersecurity, data protection, product liability, consumer protection, including social media- and video game- addiction, false and misleading advertising, employment, class action, fiduciary duty, whistleblower, contract, securities, tort, civil Racketeer Influenced and Corrupt Organizations Act, human trafficking, unfair competition, and other litigation claims, including claims related to our advertising practices and use of generative AI, and governmental and other regulatory investigations and proceedings. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. We are and may continue to be subject to legal proceedings asserting claims arising from allegations that we have facilitated gambling by users of our Platform including by minors, that we have misrepresented the safety of our Platform, that our Platform is addictive or otherwise unsafe, that we unlawfully or unfairly benefit from child labor, and that we have misrepresented information about our user base, that we have engaged in copyright infringement, that we have engaged in unlawful employment practices, and suits related to our refund policies. In lawsuits brought on behalf of child users, the court may allow minors to disaffirm or avoid enforcement of our Terms of Use, depending on the circumstances. We have and may continue to be subject to legal proceedings asserting claims on behalf of shareholders related to allegations that discussions of our growth prospects have been misleading and unsustainable due to concerns related to safety and our implementation of parental controls on the Platform and claims that our leadership has engaged in insider trading. In particular, on August 1, 2023, a putative class action was filed against us in the United States District Court for the Northern District of California captioned Colvin v. Roblox asserting various claims arising from allegations that minors used third-party virtual casinos to gamble Robux and on March 14, 2024, Gentry v. Roblox was filed in the United States District Court for the Northern District of California premised on substantially identical allegations as Colvin v. Roblox. The two cases were consolidated on April 18, 2024. On September 26, 2024, a complaint alleging copyright infringement was filed against us and a creator in the Northern District of California, captioned Robinson v. Binello, alleging copyright infringement related to the use of a song in one of our experiences. We may also face litigation arising out of our intention to reincorporate from Delaware to Nevada. Any such legal proceedings, claims, investigations or other proceedings can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. The expenses related to such legal proceedings, claims, investigations, or other proceedings and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of legal proceedings, claims, investigations, or other proceedings, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. We have our headquarters and a large employee presence in San Mateo, California, an area which in recent years has been increasingly susceptible to fires, severe weather events, and power outages, any of which could disrupt our operations, and which contains active earthquake zones. In the event of a major earthquake, hurricane, or other catastrophic event such as fire, power loss, rolling blackouts or power loss, telecommunications failure, pandemic, geopolitical conflict such as the Russian invasion of Ukraine and the conflict in the Middle East stemming from Hamas’ attack against Israel, cyber-attack, war, other physical security threats or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our Platform development, lengthy interruptions in our Platform, breaches of security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Acts of terrorism and similar events would also cause disruptions to the internet or the economy as a whole. Global climate change could also result in natural disasters occurring more frequently or with more intense effects, which could cause business interruptions. The long-term effects of the COVID-19 pandemic and recovery from it on society and developer, creator, and user engagement remain uncertain, and a subsequent health crisis or pandemic, as well as the actions taken by various governmental, business and individuals in response, will impact our business, operations and financial results in ways that we may not be able to accurately predict. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Our disaster recovery plan may not be sufficient to address all aspects of any unanticipated consequence or incident, we may not be able to maintain business continuity at profitable levels or at all, and our insurance may not be sufficient to compensate us for the losses that could occur.
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

Geopolitical developments, such as the recent changes in tariff policies by the United States and the retaliatory tariff and non-tariff responses by other countries, the prospect of further changes in tariff and trade policies by the United States and the war in Ukraine, the conflict in the Middle East stemming from the Hamas attack against Israel, continued tensions with China, and the responses by central banking authorities to control inflation, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Adverse macroeconomic conditions, including lower consumer confidence, persistent unemployment, wage and income stagnation, slower growth or a recession, changes to fiscal and monetary policy, inflation, changes in interest rates, foreign exchange fluctuations, economic and trade sanctions, tariffs, the availability and cost of credit, and the strength of the economies in which we and our users are located, have adversely affected and may continue to adversely affect our consolidated financial condition and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
During our most recent fiscal quarter, the below directors and officers, as defined in Rule 16a-1(f), terminated and adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408. Each of these trading arrangements begins trading after the termination of any outstanding prior trading arrangements for the relevant director or officer, as applicable.
On February 28, 2025, Arvind Chakravarthy, our Chief People and Systems Officer, terminated his Rule 10b5-1 trading arrangement and adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 240,220 shares of Class A Common Stock plus an additional number of shares determined based on a written formula that is calculated based on a specified net number of shares of Class A Common Stock resulting from the vesting of RSUs granted after the adoption date of the Rule 10b5-1 trading arrangement at or above specified market prices. The trading arrangement expires on March 31, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c) and the Company’s policies regarding insider transactions.
On February 27, 2025, Amy Rawlings, our Chief Accounting Officer, terminated her Rule 10b5-1 trading arrangement and adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 25,020 shares of Class A Common Stock, with the actual number of shares sold determined based on a written formula at specified market prices. The trading arrangement expires on March 2, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c) and the Company’s policies regarding insider transactions.
On January 22, 2025, Mark Reinstra, our Chief Legal Officer and Corporate Secretary, terminated his Rule 10b5-1 trading arrangements, one of which was currently trading and scheduled to end on or about May 16, 2025, and the other that was scheduled to begin trading on May 20, 2025. On February 20, 2025, Mr. Reinstra adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 200,000 shares of Class A Common Stock, with the actual number of shares sold determined based on a written formula at specified market prices. The trading arrangement expires on December 31, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c) and the Company’s policies regarding insider transactions.
Other than as disclosed above, no other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits.

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39763	3.1	May 13, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39763	3.1	September 14, 2023
10.1*+	Offer Letter by and between the Registrant and Matt Kaufman dated as of August 31, 2017.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Roblox Corporation

Date: May 1, 2025	By:	/s/ Michael Guthrie

Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)