Form 10-Q
period 2025-06-30
Roblox Corp
filed 2025-07-31
CIK 1315098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission File Number: 001-39763
Roblox Corporation
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-0991664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 15, 2025, the registrant had approximately 645,032,994 shares of Class A common stock and 48,213,655 of Class B common stock outstanding, each with a par value of $0.0001 per share.

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
•the impact and effects of inaccurate or unfavorable third-party reports, including reports of short sellers about us, our business, or our market;
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
•the impact of geopolitical events such as the conflicts between Russia and Ukraine, India and Pakistan, as well as the U.S., Iran, and Israel, and their impacts on economies globally;
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

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
While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our platform is used. These metrics are determined by using internal data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. This platform tracks user account and session activity, and its accuracy and precision may be and, at times, has been impacted by implementation challenges, methodological limitations, and operational constraints. If we fail to maintain an effective analytics platform, our metrics calculations may be inaccurate. These metrics are also determined by certain demographic data historically provided to us by the user, such as age or gender. If our users provide us with incorrect or incomplete information, then our estimates may be inaccurate. Our estimates also may change as our methodologies and platform evolve, including through the application of new data sets or technologies or as our platform changes with new features and enhancements.
We believe that these metrics are reasonable estimates of our user base for the applicable period of measurement, and that the methodologies we employ and update from time to time to create these metrics are reasonable bases to identify trends in user behavior. Because we update the methodologies we employ to create metrics, our current and future period metrics may not be comparable to those in prior periods. For example, historically our reported age demographics have been based on age information self-reported by our users. However, we have implemented and continue to develop, implement, and test systems to obtain additional user demographic data, including age verification and/or assurance technology, parental consents, and identification verification. Starting in the third quarter of 2025, our reported age demographics are expected to be based on a hierarchy of data sources, which may include some of the additional data sources noted above, and in which self-reported data will be used only if we do not obtain additional data regarding the age of the user, such as, for example, through age verification. The data sources and the hierarchy we utilize may change from time to time. As a result of these changes, prior period demographics may not be comparable to future ones. Similarly, our metrics may differ from estimates published by third parties or from similarly-titled metrics from other companies due to differences in methodology.
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
Other companies, including companies in our industry, may calculate DAUs differently. We track DAUs as an indicator of the size of the audience engaged on our platform. DAUs are also broken out by geographic region to help us understand the global engagement on our platform. The geographic location data collected is based on the IP address associated with the account when an account is initially registered on Roblox. The IP address may not always accurately reflect a user’s actual location at the time they engaged with our platform. Prior to the fourth quarter of 2023, we grouped Xbox users into Rest of World for the purposes of our reporting and beginning in the fourth quarter of 2023, Xbox users have been reported in their respective geographies (we note that prior to the fourth quarter of 2023, Xbox users represented less than 2% of our total quarterly DAUs and quarterly hours engaged).

Because DAUs measure account activity and an individual user may actively use our platform within a particular day on multiple accounts for which that individual registered, our DAUs are not a measure of unique individuals accessing Roblox. References to “user” or our “user base” in this Quarterly Report on Form 10-Q refer to users as described in our definition of DAUs. Additionally, if undetected, fraud and unauthorized access to our platform may contribute, from time to time, to an overstatement of DAUs. In many cases, fraudulent accounts are created by bots to inflate user activity for a particular developer’s content on our platform, thus making the developer’s experience (which refer to the titles that have been created by developers) or other content appear more popular than it really is. We strive to detect and minimize fraud and unauthorized access to our platform. See the sections titled “Risk Factors—Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may significantly harm and negatively affect our reputation and our business,” and “Risk Factors—Some developers, creators, and users on our Platform may make unauthorized, fraudulent, or illegal use of Robux and other digital goods or experiences on our Platform, including by use of unauthorized third-party websites or “cheating” programs.”
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
We track hours engaged as an indicator of the user engagement on our platform. Hours engaged are also broken out by geographic region, based on the IP address associated with the account when an account was initially registered on Roblox, to help us understand the global engagement on our platform. The IP address may not always accurately reflect a user’s actual location at the time they engaged with our platform.
We continuously strive to increase the sophistication of our company systems to detect different user activities, including botting, non-active time, and other activities across all devices. As we continue to improve our ability to detect and deter certain user behaviors on the platform and different devices, including unauthorized use of our platform, we may see an impact to our overall hours engaged as our measurement systems evolve and our efforts to reduce botting become more successful.
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
We believe bookings provide a timelier indication of trends in our operating results that are not necessarily reflected in our revenue as a result of the fact that we recognize the majority of revenue over the estimated average lifetime of a paying user, which was 27 months as of June 30, 2025. The change in deferred revenue constitutes the vast majority of the reconciling difference from revenue to bookings. By removing these non-cash adjustments, we are able to measure and monitor our business performance based on the timing of actual transactions with our users and the cash that is generated from these transactions. Over the long term, the factors impacting our revenue and bookings trends are the same. However, in the short-term, there are factors that may cause revenue and bookings trends to differ.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ROBLOX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	As of
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$994,570	$711,683
Short-term investments	1,632,626	1,697,862
Accounts receivable—net of allowances	524,488	614,838
Prepaid expenses and other current assets	100,562	75,415
Deferred cost of revenue, current portion	694,377	628,232
Total current assets	3,946,623	3,728,030
Long-term investments	2,111,258	1,610,215
Property and equipment—net	613,707	659,589
Operating lease right-of-use assets	634,624	665,885
Deferred cost of revenue, long-term	350,052	321,824
Intangible assets, net	25,827	34,153
Goodwill	142,610	141,688
Other assets	20,870	13,619
Total assets	$7,845,571	$7,175,003
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$61,796	$42,885
Accrued expenses and other current liabilities	317,150	275,754
Developer exchange liability	314,174	339,600
Deferred revenue—current portion	3,365,460	3,004,969
Total current liabilities	4,058,580	3,663,208
Deferred revenue—net of current portion	1,749,480	1,567,007
Operating lease liabilities	641,132	670,051
Long-term debt, net	992,377	1,006,371
Other long-term liabilities	66,346	59,712
Total liabilities	7,507,915	6,966,349
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value; 5,000,000 authorized as of June 30, 2025 and December 31, 2024, 693,161 and 666,419 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; Class A common stock—4,935,000 shares authorized as of June 30, 2025 and December 31, 2024, 644,947 and 618,116 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; Class B common stock—65,000 shares authorized as of June 30, 2025 and December 31, 2024, 48,214 and 48,303 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	64	62
Additional paid-in capital	4,828,393	4,220,916
Accumulated other comprehensive income/(loss)	13,832	(3,895)
Accumulated deficit	(4,489,068)	(3,995,637)
Total Roblox Corporation Stockholders’ equity	353,221	221,446
Noncontrolling interest	(15,565)	(12,792)
Total Stockholders’ equity	337,656	208,654
Total Liabilities and Stockholders’ equity	$7,845,571	$7,175,003
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$1,080,677	$893,543	$2,115,884	$1,694,843
Costs and expenses:
Cost of revenue(1)	236,113	198,557	460,838	377,423
Developer exchange fees	316,371	208,270	597,935	410,675
Infrastructure and trust & safety	260,684	221,064	502,811	447,998
Research and development	384,996	361,684	759,596	723,749
General and administrative	152,166	105,627	271,298	203,451
Sales and marketing	52,807	36,290	100,575	71,824
Total costs and expenses	1,403,137	1,131,492	2,693,053	2,235,120
Loss from operations	(322,460)	(237,949)	(577,169)	(540,277)
Interest income	48,844	44,383	95,167	86,553
Interest expense	(10,342)	(10,204)	(20,692)	(20,567)
Other income/(expense), net	5,131	(3,315)	8,390	(3,661)
Loss before income taxes	(278,827)	(207,085)	(494,304)	(477,952)
Provision for/(benefit from) income taxes	973	110	1,836	1,163
Consolidated net loss	(279,800)	(207,195)	(496,140)	(479,115)
Net loss attributable to noncontrolling interest	(1,425)	(1,312)	(2,709)	(2,628)
Net loss attributable to common stockholders	$(278,375)	$(205,883)	$(493,431)	$(476,487)
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.32)	$(0.73)	$(0.75)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	684,837	642,814	678,307	638,917
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Consolidated net loss	$(279,800)	$(207,195)	$(496,140)	$(479,115)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	5,707	57	7,539	(621)
Net change in unrealized gains/(losses) on available-for-sale marketable securities	3,101	(676)	10,124	(7,057)
Other comprehensive income/(loss), net of tax	8,808	(619)	17,663	(7,678)
Total comprehensive loss, including noncontrolling interest	(270,992)	(207,814)	(478,477)	(486,793)
Less: net loss attributable to noncontrolling interest	(1,425)	(1,312)	(2,709)	(2,628)
Less: cumulative translation adjustments attributable to noncontrolling interest	(48)	21	(64)	87
Other comprehensive loss attributable to noncontrolling interest, net of tax	(1,473)	(1,291)	(2,773)	(2,541)
Total comprehensive loss attributable to common stockholders	$(269,519)	$(206,523)	$(475,704)	$(484,252)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
Three Months Ended June 30, 2025

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2025	677,750	$63	$4,516,341	$4,976	$(4,210,693)	$(14,092)	$296,595
Issuance of common stock upon exercise of stock options	9,727	1	27,290	—	—	—	27,291
Vesting of restricted stock units and performance stock units	5,684	—	—	—	—	—	—
Stock-based compensation expense	—	—	284,762	—	—	—	284,762
Other comprehensive income/(loss)	—	—	—	8,856	—	(48)	8,808
Net loss	—	—	—	—	(278,375)	(1,425)	(279,800)
Balance at June 30, 2025	693,161	$64	$4,828,393	$13,832	$(4,489,068)	$(15,565)	$337,656
Six Months Ended June 30, 2025

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	666,419	$62	$4,220,916	$(3,895)	$(3,995,637)	$(12,792)	$208,654
Issuance of common stock upon exercise of stock options	14,358	2	39,320	—	—	—	39,322
Issuance of common stock under Employee Stock Purchase Plan	1,011	—	24,459	—	—	—	24,459
Vesting of restricted stock units and performance stock units	11,373	—	—	—	—	—	—
Stock-based compensation expense	—	—	543,698	—	—	—	543,698
Other comprehensive income/(loss)	—	—	—	17,727	—	(64)	17,663
Net loss	—	—	—	—	(493,431)	(2,709)	(496,140)
Balance at June 30, 2025	693,161	$64	$4,828,393	$13,832	$(4,489,068)	$(15,565)	$337,656
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

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Consolidated net loss	$(496,140)	$(479,115)
Adjustments to reconcile consolidated net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	107,518	106,513
Stock-based compensation expense	543,698	492,393
Operating lease non-cash expense	60,719	57,488
Accretion on marketable securities, net	(34,439)	(39,533)
Amortization of debt issuance costs	706	679
Impairment expense, (gain)/loss on investment and other asset sales, and other, net	4,686	443
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	87,688	160,045
Prepaid expenses and other current assets	(24,485)	(12,955)
Deferred cost of revenue	(93,321)	(52,615)
Other assets	(7,164)	(6,666)
Accounts payable	13,433	(8,828)
Accrued expenses and other current liabilities	7,684	(23,516)
Developer exchange liability	(25,426)	15,423
Deferred revenue	538,756	197,650
Operating lease liabilities	(53,087)	(29,329)
Other long-term liabilities	12,350	12,318
Net cash and cash equivalents provided by operating activities	643,176	390,395
Cash flows from investing activities:
Acquisition of property and equipment	(39,975)	(86,381)
Payments related to business combination, net of cash acquired	—	(2,000)
Purchases of intangible assets	—	(1,370)
Purchases of investments	(2,610,824)	(1,866,782)
Maturities of investments	1,809,450	1,589,320
Sales of investments	411,691	233,306
Net cash and cash equivalents used in investing activities	(429,658)	(133,907)
Cash flows from financing activities:
Proceeds from issuance of common stock	63,692	37,247
Financing payments related to acquisitions	—	(4,450)
Net cash and cash equivalents provided by financing activities	63,692	32,797
Effect of exchange rate changes on cash and cash equivalents	5,677	(1,345)
Net increase/(decrease) in cash and cash equivalents	282,887	287,940
Cash and cash equivalents
Beginning of period	711,683	678,466
End of period	$994,570	$966,406
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities	$36,387	$23,470
The accompanying notes are an integral part of these condensed consolidated financial statements.

Roblox Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Description of Business
Description of Business
Roblox Corporation (the “Company” or “Roblox”) was incorporated under the laws of the state of Delaware in March 2004. On May 30, 2025 following approval of the Company’s stockholders at its 2025 annual meeting of stockholders, the Company completed its reincorporation from Delaware to Nevada.
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
In the Company’s opinion, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 2025 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other interim period.
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
Change in Accounting Estimate
At the onset of the second quarter of 2024, we updated our estimated paying user life from 28 months to 27 months, where it remained through June 30, 2025. Based on the carrying amount of deferred revenue and deferred cost of revenue as of March 31, 2024, the change resulted in an increase in revenue and cost of revenue during the three months ended June 30, 2024 by $58.9 million and $12.4 million, respectively.
Refer to the heading “Basis of Presentation and Summary of Significant Accounting Policies — Revenue Recognition Policy” as described in the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 18, 2025, for a complete discussion on the Company’s revenue recognition policies, including further background on the Company’s process to estimate the average lifetime of a paying user.
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

3. Revenue from Contracts with Customers
The following table summarizes revenue by region based on the billing country of users (in thousands, except percentages):

	Three Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada(1)	$669,648	62%	$565,867	63%
Europe	204,672	19	163,407	18
Asia-Pacific, including Australia and New Zealand	115,706	11	95,055	11
Rest of world	90,651	8	69,214	8
Total	$1,080,677	100%	$893,543	100%

	Six Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada(1)	$1,316,914	62%	$1,075,431	63%
Europe	398,308	19	308,971	18
Asia-Pacific, including Australia and New Zealand	224,742	11	180,329	11
Rest of world	175,920	8	130,112	8
Total	$2,115,884	100%	$1,694,843	100%
(1)The Company’s revenues in the United States were 58% of consolidated revenue for the three and six months ended June 30, 2025 and 59% for the three and six months ended June 30, 2024.
No individual country, other than the United States, exceeded 10% of the Company’s consolidated revenue for any period presented.
Durable virtual items accounted for 90% and 91% of virtual item-related revenue for the three and six months ended June 30, 2025, respectively, and 92% for the three and six months ended June 30, 2024. Consumable virtual items accounted for 10% and 9% of virtual item-related revenue for the three and six months ended June 30, 2025, respectively, and 8% for the three and six months ended June 30, 2024.
At the onset of the second quarter of 2024, we updated our estimated paying user life from 28 months to 27 months, where it remained through June 30, 2025.
Deferred Revenue
The Company receives payments from its users based on the payment terms established in its contracts. Such payments are initially recorded to deferred revenue and are recognized into revenue as the Company satisfies its performance obligations. The aggregate amount of revenue allocated to unsatisfied performance obligations is included in our deferred revenue balances.
The increase in deferred revenue for the six months ended June 30, 2025 was driven by sales during the period exceeding revenue recognized from the satisfaction of our performance obligations, which includes the revenue recognized during the period that was included in the current portion of deferred revenue at the beginning of the period. During the six months ended June 30, 2025, we recognized $1,680.7 million of revenue that was included in the current deferred revenue balance as of December 31, 2024.
4. Leases
The Company has executed subleases as sub-lessor pursuant to which it has subleased office space in its former San Mateo, California corporate headquarters. Sublease income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sublease income	$2,465	$2,338	$4,796	$3,743

5. Cash Equivalents and Investments
The following is a summary of the Company’s cash equivalents and short-term and long-term investments (in thousands):

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$795,856	$—	$—	$795,856	$795,856	$—	$—
U.S. Treasury securities	2,269,883	4,672	(707)	2,273,848	19,900	1,345,621	908,327
Subtotal	3,065,739	4,672	(707)	3,069,704	815,756	1,345,621	908,327
Level 2
U.S. agency securities	467,031	83	(123)	466,991	—	—	466,991
Commercial paper	277,694	—	—	277,694	30,695	246,999	—
Corporate debt securities	768,449	4,548	(77)	772,920	—	36,980	735,940
Subtotal	1,513,174	4,631	(200)	1,517,605	30,695	283,979	1,202,931
Total Debt Securities	$4,578,913	$9,303	$(907)	$4,587,309	$846,451	$1,629,600	$2,111,258
Equity Securities
Level 1
Mutual funds(1)				$3,026	$—	$3,026	$—
Total Equity Securities				$3,026	$—	$3,026	$—
Total Cash Equivalents and Investments	$4,578,913	$9,303	$(907)	$4,590,335	$846,451	$1,632,626	$2,111,258

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$615,890	$—	$—	$615,890	$615,890	$—	$—
U.S. Treasury securities	2,159,558	1,886	(4,446)	2,156,998	—	1,402,694	754,304
Subtotal	2,775,448	1,886	(4,446)	2,772,888	615,890	1,402,694	754,304
Level 2
U.S. agency securities	293,423	82	(211)	293,294	—	1	293,293
Commercial paper	280,243	—	(1)	280,242	19,818	260,424	—
Corporate debt securities	594,221	2,202	(1,240)	595,183	—	32,565	562,618
Subtotal	1,167,887	2,284	(1,452)	1,168,719	19,818	292,990	855,911
Total Debt Securities	$3,943,335	$4,170	$(5,898)	$3,941,607	$635,708	$1,695,684	$1,610,215
Equity Securities
Level 1
Mutual funds(1)				$2,178	$—	$2,178	$—
Total Equity Securities				$2,178	$—	$2,178	$—
Total Cash Equivalents and Investments	$3,943,335	$4,170	$(5,898)	$3,943,785	$635,708	$1,697,862	$1,610,215
(1)The equity securities relate to the Company’s nonqualified deferred compensation plan and are held in a rabbi trust.

As of June 30, 2025, all of the Company’s short-term debt investments have contractual maturities of one year or less and all of the Company’s long-term debt investments have contractual maturities between one and five years.
Changes in market interest rates, credit risk of borrowers, and overall market liquidity, amongst other factors, may cause our short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of June 30, 2025, the unrealized losses were primarily driven by increases in market interest rates following the date of purchase and the Company does not intend to sell, nor is it more likely than not it will be required to sell, such securities before recovering the amortized cost basis.
The following table presents fair values and gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$1,195,633	$(707)	$—	$—	$1,195,633	$(707)
U.S. agency securities	295,008	(123)	—	—	295,008	(123)
Corporate debt securities	48,164	(77)	—	—	48,164	(77)
Total	$1,538,805	$(907)	$—	$—	$1,538,805	$(907)

	As of December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$638,363	$(4,434)	$25,891	$(12)	$664,254	$(4,446)
U.S. agency securities	102,229	(211)	—	—	102,229	(211)
Commercial paper	10,937	(1)	—	—	10,937	(1)
Corporate debt securities	256,629	(1,233)	3,041	(7)	259,670	(1,240)
Total	$1,008,158	$(5,879)	$28,932	$(19)	$1,037,090	$(5,898)
6. Goodwill and Intangible Assets
Goodwill
The following table represents the changes to goodwill during the six months ended June 30, 2025 (in thousands):

Carrying Amount
Balance as of December 31, 2024	$141,688
Foreign currency translation adjustments	922
Balance as of June 30, 2025	$142,610
There are no accumulated impairment losses for any period presented.

Intangible Assets
The following tables present details of the Company’s finite-lived intangible assets as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$75,291	$(61,623)	$13,668
Patents	14,200	(2,900)	11,300
Assembled workforce	10,000	(10,000)	—
Trade name	500	(383)	117
Total intangible assets	$99,991	$(74,906)	$25,085

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$75,291	$(54,348)	$20,943
Patents	14,200	(2,150)	12,050
Assembled workforce	10,000	(9,750)	250
Trade name	500	(333)	167
Total intangible assets	$99,991	$(66,581)	$33,410
The above tables do not include $0.7 million of indefinite lived intangible assets as of June 30, 2025 and December 31, 2024.
Amortization expense related to our finite-lived intangible assets was $4.1 million and $8.3 million for the three and six months ended June 30, 2025, respectively, and $5.0 million and $10.1 million for the three and six months ended June 30, 2024, respectively.
Expected future amortization expenses related to the Company’s finite-lived intangible assets as of June 30, 2025 are as follows (in thousands):

Year ending December 31:
Remainder of 2025	$7,369
2026	6,660
2027	3,096
2028	1,910
2029	1,500
Thereafter	4,550
Total remaining amortization expense	$25,085
7. Other Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Prepaid expenses	$59,681	$47,919
Accrued interest receivable	29,088	19,690
Other current assets	11,793	7,806
Total prepaid expenses and other current assets	$100,562	$75,415

Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Servers and related equipment and software	$901,951	$898,598
Computer hardware and software licenses	42,476	55,002
Furniture and fixtures	2,328	2,121
Leasehold improvements	249,807	245,150
Construction in progress	16,287	46,158
Total property and equipment	1,212,849	1,247,029
Less accumulated depreciation and amortization	(599,142)	(587,440)
Property and equipment—net	$613,707	$659,589
Construction in progress primarily relates to networking and other infrastructure equipment to support the Company’s data centers.
Total depreciation and amortization expense of property and equipment was $49.6 million and $99.2 million for the three and six months ended June 30, 2025, respectively, and $47.8 million and $96.5 million for the three and six months ended June 30, 2024, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Accrued operating expenses and liabilities	$72,455	$49,478
Short-term operating lease liabilities	136,909	128,857
Accrued interest on the 2030 Notes	6,458	6,458
Taxes payable	49,012	54,609
Accrued compensation and other employee related liabilities	22,150	28,147
Short-term debt	14,700	—
Other current liabilities	15,466	8,205
Total accrued expenses and other current liabilities	$317,150	$275,754
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
The 2030 Notes are unsecured obligations and the Indenture contains covenants limiting the Company and its subsidiaries’ ability to: (i) create certain liens and enter into sale and lease-back transactions; (ii) create, assume, incur, or guarantee certain indebtedness; or (iii) consolidate or merge with or into, or sell or otherwise dispose of all of substantially all of the Company and its subsidiaries’ assets to another person. These covenants are subject to a number of limitations and exceptions set forth in the Indenture and non-compliance with these covenants may result in the accelerated repayment of the 2030 Notes and any accrued and unpaid interest.
As of June 30, 2025, the Company was in compliance with all of its covenants under the Indenture.
The net carrying amount of the 2030 Notes, which is presented as a component of long-term debt in the Company’s condensed consolidated financial statements, was as follows (in thousands):

	As of
	June 30, 2025	December 31, 2024
2030 Notes
Principal	$1,000,000	$1,000,000
Unamortized issuance costs	(7,623)	(8,329)
Net carrying amount	$992,377	$991,671

Interest expense related to the 2030 Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$9,688	$9,688	$19,376	$19,376
Amortization of debt issuance costs	355	341	706	679
Total interest expense	$10,043	$10,029	$20,082	$20,055
The debt issuance costs for the 2030 Notes are amortized to interest expense over the term of the 2030 Notes using an annual effective interest rate of 4.05%.
As of June 30, 2025 and December 31, 2024, the estimated fair value of the 2030 Notes was approximately $946.4 million and $901.5 million, respectively, determined based on the last trading price of the 2030 Notes during the reporting period (a Level 2 input).
Joint Venture Financing
Refer to Note 13, “Joint Venture”, in the notes to the condensed consolidated financial statements for additional information on debt issued by the Company’s consolidated subsidiary, Roblox China Holding Corp.
9. Commitments and Contingencies
Lease Commitments—The Company leases office facilities and space for data center operations under operating leases expiring in various years through 2035. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. All of the Company’s leases are accounted for as operating leases. There has been no material change in the Company’s lease commitments during the six months ended June 30, 2025, except for lease commitments primarily related to office facilities and data centers in the ordinary course of business.
Purchase Obligations—Non-cancellable contractual purchase obligations primarily consist of contracts associated with data center hosting providers, software vendors, and payment processors. There have been no material changes in the Company’s purchase obligations during the six months ended June 30, 2025, other than non-cancellable purchase commitments made in the ordinary course of business, primarily related to data center hosting providers, software vendors, and payment processors.
Letters of Credit—The Company has letters of credit in connection with its operating leases which are not reflected in the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. There have been no material changes to the Company’s letters of credit during the six months ended June 30, 2025.
Legal Proceedings—The Company is and, from time to time may in the future become, involved in legal proceedings, claims, and litigation in the ordinary course of business.
As of June 30, 2025 and December 31, 2024, the Company accrued for immaterial losses related to litigation matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated. The Company considered the progress of these cases, the opinions and views of its legal counsel and outside advisors, its experience and settlements in similar cases, and other factors in arriving at the conclusion that a potential loss was probable. The Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for all of these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings. The maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty and the ultimate resolution of one or more of these matters could ultimately have a material adverse effect on our operations.
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

Separately, on March 14, 2024, Gentry v. Roblox was filed in the United States District Court for the Northern District of California premised on substantially identical allegations as the Colvin matter. On April 18, 2024, the Gentry v. Roblox matter was consolidated with the Colvin matter. Plaintiffs filed a consolidated complaint on April 23, 2024. The consolidated complaint seeks monetary damages, including actual, punitive, and statutory damages, restitution, attorneys’ fees and costs, and declaratory and injunctive relief. The Company filed a motion to dismiss the consolidated complaint on May 14, 2024, which the court granted in part and denied in part on September 19, 2024. The court dismissed with prejudice plaintiffs’ fraud-based claims and claims for injunctive relief, but allowed plaintiffs’ claims under California’s Unfair Competition Law and for negligence and unjust enrichment to proceed. On October 30, 2024, the Company filed an answer denying plaintiffs’ claims. On November 20, 2024, the Company filed an Amended Answer, again denying plaintiffs’ claims, and adding cross-claims against virtual casino defendants for intellectual property infringement, violation of the Computer Fraud and Abuse Act, breach of contract, tortious interference, and indemnification, among others. One of the cross-defendants, Based Plate Studios, LLC moved to dismiss the Company’s claims. On April 16, 2025, the court granted in part and denied in part Based Plate Studios’ motion to dismiss, allowing the Company’s claims against Based Plate Studios for trademark infringement, violation of California Comprehensive Computer Data Access and Fraud Act, tortious interference with contract, breach of contract, and indemnification to proceed. On June 2, 2025, plaintiffs filed a Second Amended Complaint, adding new defendants and more detailed allegations regarding existing plaintiffs. The Company filed a motion to dismiss portions of the Second Amended Complaint on June 23, 2025. Hearing on that motion is set for hearing on September 4, 2025. Discovery is ongoing.
On September 16, 2024, Robinson v. Binello was filed in the United States District Court for the Northern District of California as Case No. 3:24-cv-06501. The complaint alleges the Company and one of its developers engaged in copyright infringement because a recording that plaintiff allegedly owns a copyright for was allegedly featured in the “Meep City” experience on Roblox from 2016 to 2022. Plaintiff is seeking a declaration that the Company has willfully infringed their work, actual damages, equitable relief, pre-judgement and post-judgement interest, and such other relief as the court deems proper. The Company has retained counsel and filed a motion to dismiss on November 1, 2024. On March 24, 2025, the court granted in part and denied in part the Company’s motion, allowing claims for direct copyright infringement and vicarious copyright infringement to proceed. The Company filed an answer denying the claims on April 28, 2025. Discovery is ongoing.
The Company intends to defend itself vigorously against all claims asserted against it. At this time, the Company is unable to reasonably estimate the loss or range of loss, if any, arising from the above-referenced matters.
Indemnification—In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless, and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.
The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted under applicable law. To date, the Company has not incurred any material costs and has not accrued any liabilities related to such obligations. The Company also has directors’ and officers’ insurance.
10. Stockholders’ Equity
As of June 30, 2025, the Company had 4,935.0 million shares of Class A common stock authorized, with a par value of $0.0001 per share, 65.0 million shares of Class B common stock authorized, with a par value of $0.0001 per share, and 100.0 million shares of preferred stock authorized, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to 20 votes per share.
During the second quarter of 2025 and first quarter of 2024, 0.1 million and 1.4 million shares of Class B common stock held by entities affiliated with David Baszucki, the Company’s Founder, President, CEO and Chair of its Board of Directors (the “CEO”) were converted to Class A common stock, respectively.
Class A and Class B common stock are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted.

The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of
	June 30, 2025	December 31, 2024
Stock options outstanding	13,086	27,458
Restricted Stock Units (“RSUs”) outstanding	31,296	34,941
Performance Stock Units (“PSUs”) outstanding(1)	3,030	2,304
2020 Equity Incentive Plan	116,525	91,642
2020 Employee Stock Purchase Plan	26,508	20,855
Other awards and warrants outstanding or unreleased	335	367
Total	190,780	177,567
(1)For awards with ongoing performance periods as of the respective balance sheet date, the shares of common stock reserved for future issuance are included at maximum achievement levels.
11. Stock-Based Compensation Expense
The Company has three equity incentive plans: its 2004 Incentive Stock Plan (the “2004 Plan”), its 2017 Amended and Restated Equity Incentive Plan (the “2017 Plan”), and its 2020 Equity Incentive Plan (the “2020 Plan”). The Company’s stockholders approved the 2020 Plan in 2020, which became effective in connection with the Company’s March 10, 2021 direct listing of its Class A common stock (the “Direct Listing”). The 2017 Plan was terminated effective immediately prior to the Direct Listing in connection with the effectiveness of the Company’s 2020 Plan, and accordingly no shares are available for issuance under the 2017 Plan. The 2004 Plan was terminated on the effective date of the 2017 Plan, and accordingly no shares are available for issuance under the 2004 Plan. Any outstanding stock awards under the 2004 Plan and 2017 Plan remain outstanding, subject to the terms of the applicable plan and award agreements, until such shares are issued under those stock awards, by exercise of stock options, settlement of RSUs, or until those stock awards become vested or expired by their terms.
Additionally, in 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective in connection with the Direct Listing.
Stock-Based Compensation Expense
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Infrastructure and trust & safety	$34,618	$27,973	$68,168	$55,248
Research and development	188,698	180,556	365,598	353,803
General and administrative	48,551	34,796	84,565	66,441
Sales and marketing	12,895	8,566	25,367	16,901
Total stock-based compensation expense	$284,762	$251,891	$543,698	$492,393

Stock Options
The following table summarizes the Company’s stock option activity (in thousands, except per option data and remaining contractual term):

	Stock Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price (per Option)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances as of December 31, 2024	27,458	$3.08	4.24	$1,504,261
Granted	—	—
Cancelled, forfeited, and expired	(14)	$5.21
Exercised	(14,358)	$2.75
Balances as of June 30, 2025	13,086	$3.44	3.52	$1,331,627
Exercisable as of June 30, 2025	13,062	$3.44	3.52	$1,329,207
Vested and expected to vest at June 30, 2025	13,086	$3.44	3.52	$1,331,627
RSUs and PSUs
The following table summarizes the Company’s RSU and PSU activity, excluding the 2024 CEO PSU Award, which is described in more detail in the following section (in thousands, except per share data):

	Unvested RSUs Outstanding(1)		Unvested PSUs Outstanding(2)
	Number of Shares	Weighted-Average Grant Date Fair Value (per Share)	Number of Shares	Weighted-Average Grant Date Fair Value (per Share)
Unvested as of December 31, 2024	34,941	$41.07	1,411	$43.00
Granted	9,508	$64.11	1,244	$57.17
Vested	(11,186)	$43.88	(187)	$45.70
Cancelled	(1,967)	$36.70	(331)	$43.52
Unvested as of June 30, 2025	31,296	$47.34	2,137	$50.93
(1)The unvested RSUs balances of June 30, 2025 and December 31, 2024 both exclude 0.1 million of RSUs associated with the Company’s nonqualified deferred compensation plan that have vested but have not yet been released.
(2)Includes PSUs issued to certain members of management (the “Management PSUs”) in each of the years 2022 through 2025 and excludes the 2024 CEO PSU Award, which is described in more detail below. The Management PSUs include awards with financial performance-based targets and market performance-based targets. All unvested PSU balances and grants are shown at the aggregate maximum number of shares that were granted and may be earned and issued with respect to each award over its full term. Stock-based compensation expense recognized related to the Management PSUs was $16.7 million and $22.6 million during the three and six months ended June 30, 2025, respectively, and $3.8 million during each of the three and six months ended June 30, 2024.
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
Under the 2024 CEO PSU Award, the number of shares that can be earned will range from 0% to 200% of the target number of shares based on the Company’s performance against two independent performance measures relative to pre-established thresholds during a two-year performance period ending on December 31, 2025. The two independent performance measures are the Company’s cumulative (i) bookings during the performance period, as defined in the grant agreement with the CEO and (ii) Adjusted EBITDA during the performance period, which correlates to the covenant Adjusted EBITDA calculation used in certain covenant calculations specified in the Indenture (the “PSU Adjusted EBITDA”). Further, the awards are subject to Mr. Baszucki’s continuous service with the Company through each vesting date. In the first quarter of 2026, 67% of the award earned, if any, will vest and the remaining 33% of the award earned, if any, will vest in four equal quarterly installments thereafter beginning in the second quarter of 2026. The Company will recognize stock-based compensation expense for the 2024 CEO PSU Award on an accelerated attribution method over the requisite service period of each separately vesting tranche. Actual performance against the pre-established thresholds under the 2024 CEO PSU Award will have no impact on the subsequent stock-based compensation expense recognized.
The target number of the 2024 CEO PSU Award was 446,534 in aggregate, with 80% of the target number of shares allocated to the cumulative bookings performance measure and 20% of the target number of shares allocated to the cumulative PSU Adjusted EBITDA performance measure.
The Company recorded $7.3 million and $14.5 million of stock-based compensation expense related to the 2024 CEO PSU Award during the three and six months ended June 30, 2025, respectively, and $7.3 million and $17.8 million of stock-based compensation expense related to the 2024 CEO PSU Award and CEO Long-Term Performance Award, in total, during the three and six months ended June 30, 2024, respectively, within general and administrative expenses.
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
Under the 2025 PSU Awards, the number of shares that can be earned will range from 0% to 200% of the target number of shares based on the Company’s performance against two independent performance measures relative to pre-established thresholds during a two-year performance period ending on December 31, 2026. The two independent performance measures include the Company’s cumulative (i) bookings during the performance period, as defined in the grant agreement with each member of management and (ii) PSU Adjusted EBITDA margin during the performance period, which correlates to cumulative PSU Adjusted EBITDA during the performance period divided by cumulative bookings during the performance period. Further, the awards are subject to each executive’s continuous service with the Company through each vesting date, with the initial vesting date to occur in the first quarter of 2027 (of which 67% of the award earned, if any, will vest) and the remaining vesting dates to occur in four equal quarterly installments beginning in the second quarter of 2027.
As of June 30, 2025, the target number of 2025 PSU Awards was 621,971 in total, with 80% of the target number of shares allocated to the cumulative bookings performance measure and 20% of the target number of shares allocated to the cumulative PSU Adjusted EBITDA margin performance measure.

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
Employee Stock Purchase Plan
The Company recorded $2.7 million and $6.5 million of stock-based compensation expense related to the 2020 ESPP during the three and six months ended June 30, 2025, respectively, and $5.0 million and $11.5 million during the three and six months ended June 30, 2024, respectively.
12. Accumulated Other Comprehensive Income/(Loss)
The following table shows a summary of changes in accumulated other comprehensive income/(loss) by component for the six months ended June 30, 2025 (in thousands):

	Foreign Currency Translation	Unrealized Gains/ (Losses) on Available-For-Sale Debt Securities	Total
Balance as of December 31, 2024	$(2,167)	$(1,728)	$(3,895)
Other comprehensive income/(loss), net of tax, before reclassifications	7,603	11,518	19,121
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	—	(1,394)	(1,394)
Change in accumulated other comprehensive income/(loss), net of tax	7,603	10,124	17,727
Balance as of June 30, 2025	$5,436	$8,396	$13,832
13. Joint Venture
Background
In February 2019, the Company entered into a joint venture agreement with Songhua River Investment Limited (“Songhua”), an affiliate of Tencent Holdings Ltd., (“Tencent Holdings”), to create Roblox China Holding Corp. (in which the Company holds a 51% ownership interest as it relates to the voting shares). Songhua contributed $50.0 million in capital in exchange for a 49% ownership interest in Roblox China Holding Corp. The business of the joint venture (either directly or indirectly through the joint venture’s wholly owned subsidiaries) is to engage in the (i) development, localization, and licensing of the Roblox application to Shenzhen Tencent Computer Systems Co., Ltd. for operation and publication as a game in China, and (ii) development, localization, and licensing to creators of a Chinese version of the Roblox Studio and to oversee relations with local Chinese developers.
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
The portion of the 2026 Notes outstanding to Songhua is reflected in the Company’s condensed consolidated financial statements as accrued expenses and other current liabilities as of June 30, 2025 and long-term debt, net as of December 31, 2024, at its principal amount, while the portion outstanding to the Company – including any related interest expense – is eliminated upon consolidation. Interest expense related to the 2026 Notes was not material for any of the periods presented.
14. Income Taxes
The Company is subject to federal and state income tax in the United States, as well as foreign tax jurisdictions in which it conducts business. The Company does not provide for U.S. income taxes or foreign withholding taxes on the undistributed earnings of its profitable foreign subsidiaries because it intends to permanently reinvest such earnings in foreign operations.
The provision for/(benefit from) income taxes for the three and six months ended June 30, 2025 and 2024 consisted of immaterial federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance on its federal, state, and certain foreign net deferred tax assets as it is not likely that the deferred assets will be utilized. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowance on the Company’s deferred tax assets.
15. Basic and Diluted Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and diluted net loss per share
Numerator
Consolidated net loss	$(279,800)	$(207,195)	$(496,140)	$(479,115)
Less: net loss attributable to noncontrolling interest	(1,425)	(1,312)	(2,709)	(2,628)
Net loss attributable to common stockholders	$(278,375)	$(205,883)	$(493,431)	$(476,487)
Denominator
Weighted-average common shares used in computing net loss per share attributable to common stockholders, based and diluted	684,837	642,814	678,307	638,917
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.32)	$(0.73)	$(0.75)
The potential shares of common stock that were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive are as follows (in thousands):

	As of June 30,
	2025	2024
Stock options outstanding	13,086	35,718
RSUs outstanding	31,296	37,702
2020 ESPP	822	2,123
PSU awards based on performance target achievement at period-end(1)	383	49
Other awards and warrants outstanding or unreleased	335	363
Total	45,922	75,955
(1)Represents the actual or hypothetical number of unvested shares earned under the Company’s PSU awards, based on actual performance as of the respective balance sheet date.

16. Reportable Segments
The following represents segment information for the Company’s single operating segment, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,080,677	$893,543	$2,115,884	$1,694,843
Add (deduct):
Cost of revenue(1)	$(236,113)	$(198,557)	$(460,838)	$(377,423)
Developer exchange fees	(316,371)	(208,270)	(597,935)	(410,675)
Adjusted infrastructure expenses(2)	(146,531)	(113,016)	(276,635)	(228,031)
Adjusted trust & safety expenses(2)	(70,208)	(62,665)	(138,445)	(128,394)
Personnel costs, excluding stock-based compensation expense and excluding infrastructure and trust & safety personnel costs	(215,201)	(178,758)	(423,065)	(376,020)
Stock-based compensation expense, excluding infrastructure and trust & safety stock-based compensation expense	(250,144)	(223,918)	(475,530)	(437,145)
Depreciation and amortization expense	(53,784)	(52,772)	(107,518)	(106,513)
Other segment items(3)	(109,654)	(96,851)	(204,697)	(174,580)
Interest income	48,844	44,383	95,167	86,553
Interest expense	(10,342)	(10,204)	(20,692)	(20,567)
(Provision for)/benefit from income taxes	(973)	(110)	(1,836)	(1,163)
Consolidated net loss	$(279,800)	$(207,195)	$(496,140)	$(479,115)
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
17. Subsequent Events
On July 30, 2025, the Company executed a lease agreement pursuant to which the Company will lease an additional 68,333 square feet of office space for one of the buildings at its corporate headquarters for a lease term of approximately 8 years. Concurrently, the Company also extended an existing lease for the same building for an additional term of approximately 5 years, structured to co-terminate with the expansion. The total incremental base rent under the agreement is approximately $82.0 million (net of rent abatement and tenant improvement allowance). The Company expects to take possession of the majority of the additional space in the second half of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2024 included in the Annual Report on Form 10-K, which was filed with the SEC on February 18, 2025. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, that involve risks, uncertainties, and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and “Special Note Regarding Operating Metrics” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future. Unless the context otherwise requires, all references in this report to “Roblox,” the “Company,” “we,” “our,” “us,” or similar terms refer to Roblox Corporation and its subsidiaries.
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
Consistent with our free to play business model, a small portion of our users have historically been payers. For example, in the three months ended June 30, 2025, of our 111.8 million average DAUs, only approximately 1,480,000 represented our average daily unique paying users. Similarly, in the three months ended June 30, 2025, our average daily bookings per DAU was $0.14, whereas our average daily bookings per daily unique paying user was $10.68. We believe that maintaining and growing our overall number of DAUs, including the number of DAUs who may not purchase and spend Robux, is important to the success of our business. As a result, we believe that the number of DAUs who choose to purchase and spend Robux will continue to constitute a small portion of our overall users.
In the second half of 2024 and into 2025, we implemented certain Platform policy changes and features as part of our continuing efforts to evolve and refine our safety features. As our safety teams continue to innovate and use advancements in technology to help users feel safe on our Platform, we expect to continue to implement Platform policy, product, technology and other changes, including in anticipation of and in response to regulatory requirements and evolving guidance from leading global organizations focused on child and internet safety in the U.S. and abroad. These changes have impacted and in the future may continue to impact user engagement, revenue, and bookings, particularly from younger users.
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
We believe that DAUs, hours engaged, and bookings are highly correlated and over long periods of time, we would expect hours engaged to grow slightly faster than DAUs, and bookings to grow faster than hours engaged. There are many reasons, but generally over long periods of time, as the content on our Platform improves and DAUs increase in tenure, hours engaged tends to go up. Similarly, over time as the content improves and our Platform functionality gets better, we expect more users to become payers and for payers, on average, to increase their purchase of Robux which drives up both average bookings per monthly unique payer and overall bookings per hour engaged. Further, we expect growth in our payers and monetization to lead to growth in revenue and bookings. Within any given month or quarter, the relative behavior of the metrics has not been, and will not always be, consistent.

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
$20.00
$10.00
$0.00
ABPDAU
$34.36
$33.53
$46.56
$33.95
$34.36
$35.51
$47.79
$36.46
$40.69
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25

ABPDAU
Europe
ABPDAU
$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
$8.16
$8.38
$10.23
$8.44
$8.91
$9.90
$11.95
$9.88
$11.49
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25

ABPDAU
Asia-Pacific
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
ABPDAU
$5.35
$5.24
$6.30
$5.67
$5.00
$5.21
$6.29
$5.37
$4.95
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25

ABPDAU
Rest of World
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
ABPDAU
$3.51
$3.63
$4.61
$4.05
$3.84
$3.84
$4.51
$4.02
$4.29
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25

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

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP financial measures are useful in evaluating our performance: bookings, Adjusted EBITDA, and free cash flow. We use this non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial information may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial information as a tool for comparison. As a result, our non-GAAP financial information is presented for supplemental informational purposes only and should not be considered in isolation from, or as a substitute for financial information presented in accordance with GAAP.
Reconciliation tables of the most comparable GAAP financial measure to each non-GAAP financial measure used in this Quarterly Report on Form 10-Q are included below. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measures.
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
We believe bookings provide a timelier indication of trends in our operating results that are not necessarily reflected in our revenue as a result of the fact that we recognize the majority of revenue over the estimated average lifetime of a paying user. The change in deferred revenue constitutes the vast majority of the reconciling difference from revenue to bookings. By removing these non-cash adjustments, we are able to measure and monitor our business performance based on the timing of actual transactions with our users and the cash that is generated from these transactions. Over the long term, the factors impacting our revenue and bookings trends are the same. However, in the short-term, there are factors that may cause revenue and bookings trends to differ.
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to bookings, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of revenue to bookings:
Revenue	$1,080,677	$893,543	$2,115,884	$1,694,843
Add (deduct):
Change in deferred revenue	365,068	66,728	542,964	194,332
Other	(8,117)	(5,093)	(14,510)	(10,240)
Bookings	$1,437,628	$955,178	$2,644,338	$1,878,935

Adjusted EBITDA
Adjusted EBITDA represents our GAAP consolidated net loss, excluding interest income, interest expense, other (income)/expense, net, provision for/(benefit from) income taxes, depreciation and amortization expense, stock-based compensation expense, and certain other nonrecurring adjustments and differs from Covenant Adjusted EBITDA which is used in certain covenant calculations specified in the indenture governing our senior notes due 2030 (the “Indenture”). Refer to the section titled “Liquidity and Capital Resources” for the definition of and discussion on Covenant Adjusted EBITDA.
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
The following table presents a reconciliation of consolidated net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of consolidated net loss to Adjusted EBITDA:
Consolidated net loss	$(279,800)	$(207,195)	$(496,140)	$(479,115)
Add (deduct):
Interest income	(48,844)	(44,383)	(95,167)	(86,553)
Interest expense	10,342	10,204	20,692	20,567
Other (income)/expense, net	(5,131)	3,315	(8,390)	3,661
Provision for/(benefit from) income taxes	973	110	1,836	1,163
Depreciation and amortization expense	53,784	52,772	107,518	106,513
Stock-based compensation expense	284,762	251,891	543,698	492,393
Other charges	2,274	(189)	2,274	993
Adjusted EBITDA	$18,360	$66,525	$76,321	$59,622
Free cash flow
Free cash flow represents the net cash and cash equivalents provided by operating activities less purchases of property and equipment, and intangible assets acquired through asset acquisitions. We believe that free cash flow is a useful indicator of our unit economics and liquidity that provides information to management and investors about the amount of cash and cash equivalents generated from our core operations that, after the purchases of property and equipment, and intangible assets acquired through asset acquisitions, can be used for strategic initiatives.
The following table presents a reconciliation of net cash and cash equivalents provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Reconciliation of net cash and cash equivalents provided by operating activities to free cash flow:
Net cash and cash equivalents provided by operating activities	$643,176	$390,395
Deduct:
Acquisition of property and equipment	(39,975)	(86,381)
Purchases of intangible assets	—	(1,370)
Free cash flow	$603,201	$302,644
Acquisition of property and equipment primarily includes leasehold improvements related to our leased office spaces and data centers, servers, infrastructure equipment, and capitalized software licenses.

Change in Accounting Estimate
At the onset of each quarter, we complete an assessment of our estimated average lifetime of a paying user, which is used for revenue recognition of durable virtual items and calculated based on historical monthly retention data for each paying user cohort to project future participation on the Roblox Platform. Following that assessment and effective April 1, 2024, the average lifetime of a paying user was estimated to be 27 months, a decrease compared to the previous estimate of 28 months. The estimated paying user life remained at 27 months through June 30, 2025.
Based on the carrying amount of deferred revenue and deferred cost of revenue as of March 31, 2024, the change resulted in an increase in revenue and cost of revenue during the three months ended June 30, 2024 of $58.9 million and $12.4 million, respectively.
Refer to the heading “Critical Accounting Policies and Estimates — Revenue Recognition” as described in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 18, 2025, for further background on the Company’s process to estimate the average lifetime of a paying user.
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
Personnel costs generally include employee expenses (salaries, benefits, and stock-based compensation expense) and contractor expenses, and are reflected in each expense category, with the exception of cost of revenue and developer exchange fees. In the three and six months ended June 30, 2025, personnel costs were $529.5 million and $1,027.0 million, respectively, and during the three and six months ended June 30, 2024, were $456.5 million and $923.3 million, respectively.
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

Developer exchange fees
Developer exchange fees expense represent the amount earned by developers and creators on the Roblox Platform that are qualified and registered in the Developer Exchange Program. Developers and creators are able to exchange their earned Robux for fiat currency under certain conditions outlined in our Developer Exchange Program. Developers and creators can earn Robux through the sale of access to their experiences and enhancements in their experiences, the incorporation of immersive ads, the sale of content and tools between developers through the Creator Store, and the sale of items to users through the Marketplace. Through July 23, 2025, developers also were able to earn Robux through our engagement-based payouts (“EBP”) program which rewarded developers based on the number of hours spent in their experiences by Roblox Premium subscribers. Beginning July 24, 2025, our EBP program was replaced by our Creator Rewards program, a bonus program that allows creators who publish experiences to earn directly from the engagement their content drives on our Platform. We expect that moving forward, aggregate creator earnings under our Creator Rewards program will exceed aggregate creator earnings under the previous EBP program.
In order to be qualified for our Developer Exchange Program and eligible to exchange earned Robux for fiat currency, developers and creators must meet certain conditions, such as having earned the minimum amount of Robux required to qualify for the program, a verified developer account, and an account in good standing. On January 31, 2022, we reduced the minimum amount of earned Robux required to qualify for the program from 100,000 Robux to 50,000 Robux and subsequently on January 31, 2023, we further reduced the minimum requirement from 50,000 Robux to 30,000 Robux. We believe these reductions in the minimum amounts required further incentivize our developer and creator community, and promote the long-term growth and the health of such community. As of June 30, 2025, over 29,000 developers and creators qualified for and were registered in our Developer Exchange Program.
A major goal of ours is to continue increasing developer and creator earnings by continuing to (i) create new earnings methods and enhancing existing ones and (ii) pass on efficiencies realized in other areas of our business, while maintaining reasonable margins.
Infrastructure and trust & safety
Infrastructure and trust & safety expenses consist primarily of expenses related to the operation of our data centers and technical infrastructure. These costs include third-party service provider costs, such as cloud computing or other hosting and data storage, facilities-related expenses for our co-located data centers and edge data centers that we lease and operate, and network and bandwidth costs, as well as depreciation and associated support and maintenance costs of our servers and infrastructure equipment. Depreciation and amortization expense related to infrastructure and trust & safety in the three and six months ended June 30, 2025 was $43.9 million and $87.7 million, respectively, and in the three and six months ended June 30, 2024 was $45.4 million and $91.6 million, respectively.
We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support more sophisticated content, more users, and increased engagement. In fiscal year 2023, we invested heavily in our infrastructure, and as a result, were able to moderate our investment in infrastructure throughout fiscal year 2024 and into the first quarter of 2025. In the second quarter of 2025, our investment in infrastructure grew to meet the demands of continued Platform growth. Over the long term, we expect to increase our investment to support our global infrastructure. We intend to achieve scalability by building and maintaining our own technical infrastructure, while generating operating leverage over the long term.
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
Interest income
Interest income consists primarily of interest earned and accretion/(amortization) of our short-term investments, long-term investments, and cash equivalents.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into U.S. law. The OBBBA contains numerous tax reform provisions including immediate deduction of domestic research and development expenditures and accelerated fixed asset depreciation. We are required to recognize the effect of the tax law changes in the period of enactment which is the third quarter of 2025. We do not expect the OBBBA to have a material impact due to anticipated U.S. taxable losses and the full valuation allowance on our net U.S. deferred tax assets. We will continue to evaluate the impact this tax legislation may have on our business.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue for each period presented (in thousands, except per share data and percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Revenue	$1,080,677	100%	$893,543	100%	$2,115,884	100%	$1,694,843	100%
Costs and expenses:
Cost of revenue(1)	236,113	22	198,557	22	460,838	22	377,423	22
Developer exchange fees	316,371	29	208,270	23	597,935	28	410,675	24
Infrastructure and trust & safety(2)	260,684	24	221,064	25	502,811	23	447,998	26
Research and development(2)	384,996	36	361,684	40	759,596	36	723,749	43
General and administrative(2)	152,166	14	105,627	12	271,298	13	203,451	12
Sales and marketing(2)	52,807	5	36,290	4	100,575	5	71,824	4
Total costs and expenses	1,403,137	130	1,131,492	127	2,693,053	127	2,235,120	132
Loss from operations	(322,460)	(30)	(237,949)	(27)	(577,169)	(27)	(540,277)	(32)
Interest income	48,844	5	44,383	5	95,167	5	86,553	5
Interest expense	(10,342)	(1)	(10,204)	(1)	(20,692)	(1)	(20,567)	(1)
Other income/(expense), net	5,131	—	(3,315)	—	8,390	—	(3,661)	—
Loss before income taxes	(278,827)	(26)	(207,085)	(23)	(494,304)	(23)	(477,952)	(28)
Provision for/(benefit from) income taxes	973	—	110	—	1,836	—	1,163	—
Consolidated net loss	(279,800)	(26)	(207,195)	(23)	(496,140)	(23)	(479,115)	(28)
Net loss attributable to noncontrolling interest(3)	(1,425)	—	(1,312)	—	(2,709)	—	(2,628)	—
Net loss attributable to common stockholders	$(278,375)	(26)%	$(205,883)	(23)%	$(493,431)	(23)%	$(476,487)	(28)%
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)		$(0.32)		$(0.73)		$(0.75)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	684,837		642,814		678,307		638,917
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
(2)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Infrastructure and trust & safety	$34,618	$27,973	$68,168	$55,248
Research and development	188,698	180,556	365,598	353,803
General and administrative	48,551	34,796	84,565	66,441
Sales and marketing	12,895	8,566	25,367	16,901
Total stock-based compensation expense	$284,762	$251,891	$543,698	$492,393
(3)Our condensed consolidated financial statements include our majority-owned subsidiary Roblox China Holding Corp. The ownership interest of a minority investor, Songhua River Investment Limited, is recorded as a noncontrolling interest.

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		2025 to 2024	Six Months Ended June 30,		2025 to 2024
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Revenue	$1,080,677	$893,543	21%	$2,115,884	$1,694,843	25%
Revenue increased $187.1 million, or 21%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase is primarily due to a higher amortization of prior period deferred revenue and an increase in bookings in the current period.
The increase in bookings during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily driven by a higher average number of daily unique paying users during the current period, which increased from approximately 983,000 during the three months ended June 30, 2024 to approximately 1,480,000 during the three months ended June 30, 2025. The average number of daily unique paying users represents the number of user accounts that made a payment on the Platform, including via redemption of prepaid cards for Robux, on an average daily basis during the respective period.
Revenue increased $421.0 million, or 25%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase is primarily due to higher amortization of prior period deferred revenue and an increase in bookings in the current period. The increase in the amortization of prior period deferred revenue was supplemented by the decrease of the estimated average lifetime of a paying user to 27 months in the second quarter of 2024. Refer to the heading “Change in Accounting Estimate” earlier in this section above for more information on the change in paying user life estimates in fiscal year 2024.
The increase in bookings during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily driven by a higher average number of daily unique paying users during the current period, which increased from approximately 949,000 during the six months ended June 30, 2024 to approximately 1,350,000 during the six months ended June 30, 2025.
Cost of revenue

	Three Months Ended June 30,		2025 to 2024	Six Months Ended June 30,		2025 to 2024
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$236,113	$198,557	19%	$460,838	$377,423	22%
Cost of revenue increased $37.6 million, or 19%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase is primarily due to an increase of $34.8 million in expense for payment processing fees, primarily driven by a higher amortization of prior period deferred cost of revenue and an increase in current period payment processing fees from the related growth in bookings.
Cost of revenue increased $83.4 million, or 22%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase is primarily due to an increase of $81.3 million in expense for payment processing fees, primarily driven by a higher amortization of prior period deferred cost of revenue and an increase in current period payment processing fees from the related growth in bookings. The increase in the amortization of prior period deferred cost of revenue was supplemented by the decrease of the estimated average lifetime of a paying user to 27 months in the second quarter of 2024. Refer to the heading “Change in Accounting Estimate” earlier in this section above for more information on the change in paying user life estimates in fiscal year 2024.

Developer exchange fees

	Three Months Ended June 30,		2025 to 2024	Six Months Ended June 30,		2025 to 2024
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Developer exchange fees	$316,371	$208,270	52%	$597,935	$410,675	46%
Developer exchange fees increased $108.1 million, or 52%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase is primarily driven by an increase in amounts earned by developers and creators due to the growth in bookings over the same period. However, the growth in developer exchange fees slightly exceeded the growth in bookings, primarily driven by differential Robux pricing which launched in November 2024, and offers more Robux for users purchasing Robux through payment processing channels with lower transaction processing fees, which in turn increases the supply of Robux available for developers to earn.
Developer exchange fees increased $187.3 million, or 46%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase is primarily driven by an increase in amounts earned by developers and creators due to the growth in bookings over the same period. However, the growth in developer exchange fees exceeded the growth in bookings, primarily driven by the aforementioned differential Robux pricing which launched in November 2024.
Infrastructure and trust & safety

	Three Months Ended June 30,		2025 to 2024	Six Months Ended June 30,		2025 to 2024
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Infrastructure and trust & safety	$260,684	$221,064	18%	$502,811	$447,998	12%
Infrastructure and trust & safety expenses increased $39.6 million, or 18%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase is primarily driven by an increase of $27.7 million related to data center and technical infrastructure expenses (including depreciation and amortization) and hosting costs associated with providing the Platform to our users, as well as an increase of $10.4 million in personnel costs, which includes an increase of $6.6 million in stock-based compensation expense, primarily due to an increase in headcount to support our infrastructure growth.
Infrastructure and trust & safety expenses increased $54.8 million, or 12%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase is primarily due to an increase of $37.8 million related to data center and technical infrastructure expenses (including depreciation and amortization) associated with providing the Platform to our users, as well as an increase of $18.2 million in personnel costs, which includes an increase of $12.9 million in stock-based compensation expense, primarily due to an increase in headcount to support our infrastructure growth. The overall increase was offset by a decrease of $6.2 million in moderation and customer support related costs primarily due to internal efficiency gains and automation from AI-driven tools.
Research and development

	Three Months Ended June 30,		2025 to 2024	Six Months Ended June 30,		2025 to 2024
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Research and development	$384,996	$361,684	6%	$759,596	$723,749	5%
Research and development expenses increased $23.3 million, or 6%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase is primarily due to an increase of $26.0 million in personnel costs, which includes an increase of $8.1 million in stock-based compensation expense, primarily due to growth in headcount supporting our engineering, design, and product teams.
Research and development expenses increased $35.8 million, or 5%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase is primarily due to an increase of $36.0 million in personnel costs, which includes an increase of $11.8 million in stock-based compensation expense, primarily due to growth in headcount supporting our engineering, design, and product teams.

General and administrative

	Three Months Ended June 30,		2025 to 2024	Six Months Ended June 30,		2025 to 2024
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
General and administrative	$152,166	$105,627	44%	$271,298	$203,451	33%
General and administrative expenses increased $46.5 million, or 44%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase is primarily due to an increase of $27.1 million in personnel costs, which includes an increase of $13.8 million in stock-based compensation expense, primarily due to growth in headcount, an increase of $10.3 million in professional services-related expense, primarily related to litigation costs, and an increase of $3.1 million in withholding-related taxes.
General and administrative expenses increased $67.8 million, or 33%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase is primarily due to an increase of $32.8 million in personnel costs, which includes an increase of $18.1 million in stock-based compensation expense, primarily due to growth in headcount, an increase of $23.7 million in professional services-related expense, primarily related to litigation costs, and an increase of $4.1 million in withholding-related taxes.
Sales and marketing

	Three Months Ended June 30,		2025 to 2024	Six Months Ended June 30,		2025 to 2024
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$52,807	$36,290	46%	$100,575	$71,824	40%
Sales and marketing expenses increased $16.5 million, or 46%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase is primarily due to an increase of $9.5 million in personnel costs, which includes an increase of $4.3 million in stock-based compensation expense, primarily due to continued growth in headcount to support our sales and marketing teams, and an increase of $6.9 million in advertising and promotional expenses.
Sales and marketing expenses increased $28.8 million, or 40%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase is primarily due to an increase of $16.6 million in personnel costs, which includes an increase of $8.5 million in stock-based compensation expense, primarily due to continued growth in headcount to support our sales and marketing teams, and an increase of $11.4 million in advertising and promotional expenses.
Interest income, interest expense, other income/(expense), net, and provision for/(benefit from) income taxes

	Three Months Ended June 30,		2025 to 2024	Six Months Ended June 30,		2025 to 2024
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Interest income	$48,844	$44,383	10%	$95,167	$86,553	10%
Interest expense	$(10,342)	$(10,204)	1%	$(20,692)	$(20,567)	1%
Other income/(expense), net	$5,131	$(3,315)	NM	$8,390	$(3,661)	NM
Provision for/(benefit from) income taxes	$973	$110	NM	$1,836	$1,163	58%
Interest income increased $4.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and increased $8.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase for both periods was primarily due to higher average investments in debt securities, partially offset by lower average interest rates.
Other income/(expense), net changed by $8.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and changed by $12.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change was primarily driven by foreign currency exchange gains.
Interest expense and provision for/(benefit from) income taxes were relatively flat (in terms of amount) for the three and six months ended June 30, 2025 compared to the same periods of the prior year.

Liquidity and Capital Resources
As of June 30, 2025 and December 31, 2024, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments of $4.7 billion and $4.0 billion, respectively, which were primarily held for working capital purposes, capital expenditures, and acquisitions. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
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
The 2030 Notes are unsecured obligations and the Indenture contains covenants limiting the Company and its subsidiaries’ ability to: (i) create certain liens and enter into sale and lease-back transactions; (ii) create, assume, incur, or guarantee indebtedness; or (iii) consolidate or merge with or into, or sell or otherwise dispose of all of substantially all of the Company and its subsidiaries’ assets to another person, all of which are limited to amounts not to exceed the greater of $4.0 billion and 3.5x “Consolidated EBITDA” (as defined in the Indenture and referred to as “Covenant Adjusted EBITDA” throughout this section). Non-compliance with these covenants may result in the acceleration of repayment of the 2030 Notes and any accrued and unpaid interest.
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
The following table presents the calculation of Covenant Adjusted EBITDA in accordance with the terms of the Indenture, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Calculation of Covenant Adjusted EBITDA:
Consolidated net loss	$(279,800)	$(207,195)	$(496,140)	$(479,115)
Add (deduct):
Interest income	(48,844)	(44,383)	(95,167)	(86,553)
Interest expense	10,342	10,204	20,692	20,567
Other (income)/expense, net	(5,131)	3,315	(8,390)	3,661
Provision for/(benefit from) income taxes	973	110	1,836	1,163
Depreciation and amortization expense	53,784	52,772	107,518	106,513
Stock-based compensation expense	284,762	251,891	543,698	492,393
Other charges	2,274	(189)	2,274	993
Change in deferred revenue	365,068	66,728	542,964	194,332
Change in deferred cost of revenue	(63,553)	(18,813)	(94,373)	(51,745)
Covenant Adjusted EBITDA	$319,875	$114,440	$524,912	$202,209
As of June 30, 2025, contractual obligations related to the 2030 Notes are remaining payments of $19.4 million in 2025, $38.8 million each year from 2026 through 2029, and $1,019.4 million due in 2030. These amounts represent principal and interest cash payments over the term of the 2030 Notes based on the stated maturity date. Any future redemption of the 2030 Notes could impact the amount or timing of our cash payments. For more information regarding the 2030 Notes, refer to Note 8, “Debt” to the notes to condensed consolidated financial statements.

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
We believe our existing cash and cash equivalents and short-term investments, together with expected cash to be provided by future operations, will be sufficient to meet our needs for the next 12 months. Our future capital requirements, however, will depend on many factors, including our growth rate, investment in our headcount, capital expenditures to build out new facilities and purchase hardware for infrastructure, timing and extent of spending to support our efforts to develop our Platform, amongst other factors. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, or debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See the section titled “Risk Factors” for more information.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024

Condensed Consolidated Statements of Cash Flow Data:
Net cash and cash equivalents provided by operating activities	$643,176	$390,395
Net cash and cash equivalents used in investing activities	$(429,658)	$(133,907)
Net cash and cash equivalents provided by financing activities	$63,692	$32,797
Operating activities
Our largest source of operating cash is cash collection from sales of Robux and monthly subscriptions. Our primary uses of net cash and cash equivalents from operating activities are for payment processing fees, personnel-related expenses, data center and infrastructure-related operations, developer exchange fees, and other operating expenses.
During the six months ended June 30, 2025, net cash and cash equivalents provided by operating activities was $643.2 million, which consisted of consolidated net loss of $496.1 million, adjusted by non-cash charges of $682.9 million and net cash inflows from the change in net operating assets and liabilities of $456.4 million. The non-cash charges were primarily comprised of stock-based compensation expense of $543.7 million and depreciation and amortization expense of $107.5 million. The net cash and cash equivalents inflow from the change in our net operating assets and liabilities was primarily due to a $538.8 million increase in deferred revenue, primarily due to bookings generated in the current period, and an $87.7 million decrease in accounts receivable, net, due to the timing of collection of prior period bookings and receipts on bookings generated in the current period. The overall increase was offset by a $93.3 million increase in deferred cost of revenue, primarily due to payment processing fees incurred in the current period, and a $53.1 million decrease due to payment of operating lease liabilities.
Investing activities
During the six months ended June 30, 2025, net cash and cash equivalents used in investing activities was $429.7 million, primarily consisting of $389.7 million of investment purchases – net of sales and maturities, and capital expenditures of $40.0 million.
Financing activities
During the six months ended June 30, 2025, net cash and cash equivalents provided by financing activities was $63.7 million, driven by the exercise of stock options and purchase of shares under our employee stock purchase plan.

Off-Balance Sheet Arrangements
The Company has letters of credit in connection with its office facilities in San Mateo, California and data center facilities in Ashburn, Virginia and Chicago, Illinois which are not reflected in the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. There have been no material changes to the Company’s letters of credit during the six months ended June 30, 2025. We did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
Contractual commitments include obligations under operating leases for office facilities and data center operations. There have been no material changes to the nature of our operating lease commitments during the six months ended June 30, 2025, except for lease commitments primarily related to office facilities and space for data center operations in the ordinary course of business.
Other purchase obligations primarily consist of non-cancellable obligations with our data center hosting providers, software vendors, and payment processors. There have been no material changes in the Company’s purchase obligations during the six months ended June 30, 2025, other than for non-cancellable obligations primarily related to data center hosting providers, software vendors, and payment processors in the ordinary course of business.
See our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 18, 2025 for additional information regarding our contractual commitments.
Critical Accounting Policies and Estimates
The preparation of these condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts in our condensed consolidated financial statements and related notes. Our estimates are based on various factors that we believe are reasonable. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
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
Recent Accounting Pronouncements
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest Rate Risk
As of June 30, 2025, our cash equivalents, short-term investments, and long-term investments primarily consist of debt securities, including corporate debt securities, commercial paper, money market funds, U.S. Treasury securities, and U.S. agency securities. Our debt securities are subject to market risk due to changes in prevailing interest rates that may cause their fair values to fluctuate in the future. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our debt securities of approximately $40.1 million as of June 30, 2025. Such losses would only be realized if we sold the investments prior to maturity.

We do not enter into investments for trading or speculative purposes. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements.
In October 2021, we issued $1.0 billion aggregate principal amount of the 2030 Notes. The 2030 Notes were issued at par and we incurred approximately $12.5 million in debt issuance costs. Interest on the 2030 Notes is payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2022, and the entire outstanding principal amount of the 2030 Notes is due at maturity on May 1, 2030. The 2030 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2030 Notes. Additionally, on our balance sheet we carry the 2030 Notes at face value less unamortized discount and debt issuance costs, and we present the fair value for disclosure purposes only. The fair value of our 2030 Notes will fluctuate with movements in interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest, as well as from other factors.
Foreign Currency Exchange and Inflation Risk
During the six months ended June 30, 2025, there were no significant changes to our quantitative and qualitative disclosures about foreign currency exchange risk or inflation risk. For more information, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” set forth in the Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 18, 2025.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
This information is set forth under “Note 9 – Commitments and Contingencies – Legal Proceedings” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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
•We are subject to laws and regulations worldwide, many of which are unsettled and still developing, which could increase our costs or adversely affect our business, including preventing our ability to operate our Platform in certain jurisdictions.
•We have experienced rapid growth at times, in part due to the virality of certain experiences on our Platform, and our growth rates may not be indicative of our future growth or the growth of our market.
•We depend on effectively operating with third-party operating systems, hardware, and networks that may make changes affecting our operating costs, as well as our ability to maintain our Platform, which would hurt our business.
•The success of our business model is contingent upon maintaining a strong reputation and brand, including our ability to provide a safe online environment for our users, many of whom are children, to experience and if we are not able to provide such an environment, our business will suffer dramatically.
•If we experience outages, constraints, disruptions, or degradations in our services, Platform support, and/or technological infrastructure, our ability to provide sufficiently reliable services to our users and maintain the performance of our Platform could be negatively impacted, which could harm our relationships with our developers, creators, and users, and, consequently, our business.
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
•Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may significantly harm and negatively affect our reputation and our business.
•We may incur liability as a result of content published using our Platform or as a result of claims related to content generated by our developers, creators, and users, including copyright infringement, and legislation regulating content on our Platform may require us to change our Platform or business practices.
•We must continue to attract and retain users, developers, and creators, and highly qualified personnel in very competitive markets to continue to execute on our business strategy and growth plans, and the loss of key personnel or failure to attract and retain users, developers, and creators could significantly harm our business.
•We depend on our developers to create digital content that our users find compelling, and if we fail to properly incentivize our developers and creators to develop and monetize content, our business will suffer.
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

•If securities or industry analysts, media, or other third parties do not publish research or publish inaccurate or unfavorable research about us, our business, or our market, or if they change their recommendation regarding our Class A common stock adversely, the market price and trading volume of our Class A common stock could decline.
Risks Related to Our Business
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the foreseeable future. We incurred net losses attributable to common stockholders of $935.4 million, $1,151.9 million, and $924.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of June 30, 2025, we had an accumulated deficit of $4,489.1 million. We also expect our operating expenses to continue to increase, and if our growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We expect our costs and investments to continue to increase in future periods as we intend to continue to make investments to grow our business, including an expected increase in infrastructure and stock-based compensation expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. In addition to the expected costs to grow our business, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Compliance with these additional rules and regulations continues to increase our legal and financial compliance costs and demand on our systems and requires significant attention from our senior management that could divert their attention away from the day-to-day management of our business. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
Our business is affected by seasonal demands, and our financial condition and results of operations will fluctuate from quarter to quarter, which makes our financial results difficult to predict and may not fully reflect our underlying performance.
Historically, our business has been highly seasonal, with the highest percentage of our bookings occurring in the fourth quarter when holidays permit our users to spend increased time on our Platform and lead to increased spend on pre-paid Robux gift cards, and we expect this trend to continue. We also typically see higher levels of engagement in the months of June, July, and August, which are summer periods in the northern hemisphere, and lower levels of engagement in the post-summer months of September, October, and November. However, school holidays around the world differ in timing year-over-year and therefore have impacted and may continue to impact our quarterly results. Similarly, other periods of seasonality include holidays such as Lunar New Year, Easter, and Ramadan, each of which may differ in timing year-over-year, and therefore have impacted and may continue to impact our quarterly results. We may also experience fluctuations due to other factors outside of our control that affect user, developer, or creator engagement with our Platform.
Accordingly, our quarterly results of operations have fluctuated in the past and will fluctuate in the future, both based on the seasonality of our business as well as external factors impacting the global economy, our industry, our community and our company. Our results of operations and financial condition in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control as further described in our other Risk Factors included in this Quarterly Report on Form 10-Q. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments.
We are subject to laws and regulations worldwide, many of which are unsettled and still developing, which could increase our costs or adversely affect our business, including preventing our ability to operate our Platform in certain jurisdictions.
As a global platform with users, developers, and creators in over 170 countries, we are subject to a myriad of laws and regulations that affect our business, including but not limited to, laws and regulations regarding online gaming, online safety, privacy, AI, online platform liability, social media platforms, content moderation, intellectual property ownership and infringement, consumer protection, protection of minors, anti-competition, taxation, labor, real estate, export and national security, requirements related to the use of verifiable parental consent, biometrics, cybersecurity, data protection and data localization requirements, the use of prepaid cards, subscriptions, advertising, electronic marketing, illegal content, escheatment, tariffs, anti-corruption, campaign finance, gambling, loot boxes, ratings, and telecommunications, all of which are continuously evolving and developing. We have policies and procedures designed to promote compliance with applicable laws and regulations, but we cannot assure you that authorities will not find that our practices violate such laws and regulations.
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

There are a suite of global laws focusing on the area of online safety and content moderation, including notice, transparency and product design obligations. Recent regulation in this area has arisen in the United Kingdom, (“U.K.”) the European Union (“EU”), the U.S., Brazil, Indonesia, and Australia, among several other jurisdictions. The U.K.’s Online Safety Act (“OSA”) introduces, among other things, duties to protect children and other users online, complete risk assessments, and remove illegal content and content harmful to children. Many of the obligations under OSA, for example, require the U.K.’s Office of Communications (“Ofcom”) to publish codes of practice before the obligations come into force. Ofcom published its guidance and codes of practice in connection with the illegal harms related obligations under the OSA in December 2024 and its guidance and codes of practice in and the protection of children related obligations under the OSA in April 24, 2025. Additional guidance and codes of practice are expected to be published in the coming months. Ofcom issued a policy statement on April 24, 2025, stating that, among other things, covered operators of online services must conduct and document a children’s risk assessment in accordance with the OSA by July 24, 2025, and must implement measures to protect children from content that is harmful to them by July 25, 2025. Noncompliance with the OSA could lead to investigations and other proceedings, substantial fines of up to £18 million or 10% of the prior year’s global revenues, and possible imposition of criminal liability on senior managers and company officers, as well as the imposition of business disruption measures such restricting access to the Platform. The EU’s Digital Services Act (“DSA”) imposes new content moderation obligations, notice and transparency obligations, protection of minors obligations, advertising restrictions, and other requirements on digital platforms to protect consumers and their rights online. Guidelines for the DSA’s requirements specific to children (Art. 28) include, among other matters, age assurance measures, default settings obligations and various other aspects of product design and function, risk assessment obligations, measures to improve moderation and reporting tools, and requirements for parental control tools. Noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which are in addition to the ability of civil society organizations and non-governmental organizations to commence class action lawsuits. Australia’s Online Safety Act of 2021 (“AUS OSA”) also includes a number of content and product design requirements.
Additionally, we are subject to regulations with respect to advertising, in particular, advertising to minors, and advertising regulations could differ based on the jurisdiction of a user. For example, in the U.S. the Federal Trade Commission (“FTC”) and other regulators restrict deceptive or unfair commercial activities, including in relation to targeted advertising and advertising to minors. As we evolve our advertising products and policies, we may not be able to implement an advertising model that is compliant with regulations in all jurisdictions in which we operate. Moreover, our brand and reputation may suffer if users disagree with our advertising policies.
In the U.S., we are subject to both federal and state regulation of online services accessed and used by children, which have and may continue to vary significantly. For example, in 2024 the State of Texas enacted new restrictions on purchasing by minors, including requiring parental consent for minors to purchase digital items, including on our Platform. Further, in March 2025 the States of Utah, Louisiana, and Texas enacted new restrictions on applications available via app stores, which include requiring app stores collect verifiable parental consent for minors to engage in in-app purchases, including on our Platform. In Louisiana, the law also carries a private right of action. These additional restrictions may have an adverse impact on our revenue and bookings from users in Utah, Louisiana, and Texas in the near term.
In June 2025, the Brazilian Supreme Court ruled that Article 19 of Brazil’s Internet Act is partially unconstitutional, creating platform liability for third-party content in certain instances. The resulting legal framework is in flux, but as it stands, platforms that host third party content like Roblox will be subject to presumptive civil liability for certain categories of content, as well as new regulatory requirements around localization, content moderation, transparency, and customer support. The Brazilian legislature is also considering new laws that would regulate online safety, artificial intelligence, and content ratings that, if enacted, may prohibit or restrict certain aspects of our Platform, and as a result, may have an adverse impact on our revenue and bookings from users in Brazil.
In addition, there are ongoing academic, political, and regulatory discussions in the U.S., Canada, EU, U.K., Australia, and other jurisdictions regarding whether certain mechanisms that may be included in experiences on our Platform, such as features commonly referred to as “loot boxes,” and certain genres of experiences, such as social casino, that may reward gambling-like behavior, should be subject to a higher level or different type of regulation than other genres of experiences to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. In some countries such as Belgium and the Netherlands, “loot box” mechanics may be considered gambling, and are restricted as a result. In Australia, gaming content containing “loot boxes” requires a mature age rating (15 years of age and older). Other jurisdictions are considering similar limitations or bans on “loot boxes.”
There are similar discussions ongoing in several jurisdictions, including the U.S., EU, and Australia, related to restricting minors’ access to social media platforms, with a particular emphasis on restricting access to features that may be considered addictive or harmful to minors. Depending on the scope of covered services, regulations such as these may affect how we configure and present our Platform, which may in turn have an adverse impact on our bookings and revenue.

Governmental agencies in any of the countries in which we, our users, developers, or creators are located from time to time have sought and continue to seek to and could in the future seek to impose restrictions on our Platform, our website, operating system platforms, application stores or the internet generally. Compliance with these existing and new laws and regulations, uncertainty over changes in laws and regulations, uncertainty over the scope and interpretation of laws and regulations that may be applicable to us, and conflicting laws and obligations, have led to, and will continue to lead to increases in the cost of compliance, moderation and doing business and exposes us to possible litigation, fines or other injunctive and monetary penalties. We have been required to and could in the future be required to modify or remove certain content in the experiences on our Platform, change the default settings of our Platform, and modify, restrict access to, or disable certain features on our Platform in various jurisdictions. These requirements may impact user engagement, the functionality and effectiveness of our Platform, our ability to operate across demographics and geographies, our developer’s ability to monetize their experiences in some geographies and reduce the overall use or demand for our Platform, which would harm our business, financial condition, and results of operations. We have been required to and could in the future be required to change our business model for specific jurisdictions or subsets of our users, take on more onerous obligations, including, but not limited to, applying for government-issued licenses to operate, establishing a local presence in certain jurisdictions, developing localized product offerings and practices, and storing user information on servers in a jurisdiction within which we operate. The costs of compliance with, and other burdens imposed by, these laws, regulations, standards, and obligations, could be prohibitively expensive. Requirements to change age ratings of our Platform or of specific content on our Platform may make our Platform less attractive for or restrict availability to younger users and harm our business, financial condition and results of operations. Furthermore, any inability to adequately address these burdens has led to, and in the future could lead to suspension of our Platform in certain jurisdictions. Restrictions on our ability to offer our Platform or on our users’ ability to engage with our Platform may have a significant adverse impact on the revenue and bookings that we derive from those jurisdictions, which could materially adversely affect our operating results and our business. We may be required to expend substantial resources or to modify our Platform substantially to comply with evolving laws and regulations, which would harm our business, financial condition and results of operations. In addition, the increased attention on liability and regulatory issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.
Moreover, the adoption of any laws or regulations adversely affecting the growth, popularity or use of the internet, including laws impacting internet neutrality, could decrease the demand for our Platform and/or increase our operating costs. The legislative and regulatory landscape regarding the regulation of the internet and, in particular, internet neutrality, in the U.S. and internationally is subject to uncertainty. Users generally need to access the internet, and also mobile platforms such as the Apple App Store and the Google Play Store, to engage with experiences on our Platform, including in geographically diverse areas. If governmental or other entities block, limit or otherwise restrict developers, creators, and users from accessing our Platform, or users from engaging with experiences on our Platform, we may need to take on more onerous obligations, limit the functionality of our Platform, and/or establish certain local entities, each of which could adversely affect our results of operations or subject us to additional fines and penalties.
We have experienced rapid growth at times, in part due to the virality of certain experiences on our Platform, and our growth rates may not be indicative of our future growth or the growth of our market.
We have experienced rapid growth in prior periods relative to our quarterly forecast and historic trends, which may not be indicative of our financial and operating results in future periods. For example, historically we experienced periods of increased activity levels due in part to the COVID-19 lockdowns, prepaid gift card partnerships, and from the emergence of viral hits, each of which led to increased demand for and engagement with our Platform. These periods of increased activity levels, while significant, may not be sustainable. For periods of increased engagement impacted by viral experiences, our results may moderate as peak engagement of viral experiences naturally declines. The long-term impact of these increased activity levels to our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict. We may not experience any growth in bookings or our user base during periods where we are comparing against historical periods impacted by increased activity levels. In addition, our growth could be affected to the extent certain users only engage with our Platform due to viral experiences which may not remain popular. We believe our overall market acceptance, revenue growth, and increases in bookings depend on a number of factors, some of which are not within our control. There can be no assurance that users will not reduce their usage or engagement with our Platform or reduce their discretionary spending on our Platform, particularly if the popularity of viral or other key experiences wanes, which would adversely impact our revenue and financial condition. If we are unable to continue to maintain the attractiveness of our Platform to developers, creators, and users, including through a diverse and continuously engaging set of experiences, they may no longer seek new experiences in our Platform, which would result in decreased market acceptance, fewer bookings, and lower revenue and could harm our results of operations.

We depend on effectively operating with third-party operating systems, hardware, and networks that may make changes affecting our operating costs, as well as our ability to maintain our Platform, which would hurt our ability to operate our business.
For the three months ended June 30, 2025, 29% of our revenue was attributable to Robux sales through the Apple App Store and 15% of our revenue was attributable to Robux sales through the Google Play Store. Because of the significant use of our Platform on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware. We are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various software application stores that make our application and experiences available to our developers, creators, and users. These policies and terms of service govern the availability, promotion, distribution, content, and operation of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our Platform and those changes may be unfavorable to us and our developers’, creators’, and users’ use of our Platform. If an operating system provider or application store limits or discontinues access to, or changes the terms governing, its operating system or store for any reason, it could adversely affect our business, financial condition, or results of operations.
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
Moreover, measures intended to make our Platform more attractive to an older, age-verified audience, chat without filters and the introduction of experiences with mature content, and new methods of communication could fail to gain sufficient market acceptance by its intended audience and may create the perception that our Platform is not safe for younger users. This in turn has caused and may continue to cause some operating system providers, application stores, or regulatory agencies to require a higher age rating for our Platform, which could cause us to become less available to younger users and harm our business, financial condition, and results of operations. For example, USK, who are responsible for game ratings in Germany, increased our age rating from USK12 to USK16 in January 2025.
We have introduced Content Maturity Labels that are intended to enable users to make informed decisions about the experiences they interact with and we have introduced additional parental controls that help parents and caregivers manage their child’s experience on our Platform. However, users from time to time, notwithstanding our efforts, have been able to evade our systems, including by misrepresenting their age. As we begin to employ age assurance technologies, the technologies may also misclassify a user’s age. Evasion of our systems, misrepresentations of user age or inaccuracies with our age assurance technologies have led to and may continue to lead to users being exposed to inappropriate content or behavior by participating in experiences that are not age-appropriate or gaining access to features we have restricted to older users. We have at times experienced negative media coverage related to content that our Content Maturity Labels have indicated may be age-inappropriate but younger users have accessed. At times, user generated content may not be violative of our terms, particularly for teenagers, but may still be in poor taste or considered crude and has led to and may in the future lead to negative media attention. In addition, as more of our brand partners, developers, and creators offer physical products for sale through our Platform, younger users may be able to purchase products that may not be age-appropriate. Unintentional access to content or physical products could cause harm to our audience and to our reputation of providing a safe environment for younger users.

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
We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Our DAU growth rate has fluctuated in the past and may slow in the future due to various factors including: the introduction of new or updated experiences or virtual items on our Platform; the diversity of experiences on our Platform; the virality of experiences or items on our Platform; our ability to personalize and feature relevant experiences to our users; performance issues with our Platform; the removal of popular experiences or virtual items on our Platform including due to copyright or other legal violations that may or may not be within our control; the availability of our Platform across markets and user demographics, which may be impacted by regulatory or legal requirements, including the use of verifiable parental consent and age assurance technologies and policies; changes to the default settings on our Platform overall, or for specific user groups; changes to our terms of use, advertising policies and generative AI policies; and higher market penetration rates and competition from a variety of entertainment sources for our users and their time. In addition, our strategy seeks to expand the age groups and geographic markets that make up our users. If and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in DAUs will need to come from other age or geographic cohorts, which may be difficult, costly, or time consuming for us to achieve. Additionally, as we implement and further use technology to obtain more granularity in our estimate of users’ ages, users may lose access to certain features of our Platform. We cannot currently determine how such technology may impact user retention across our Platform and whether it could have a material impact on our business, financial conditions and operations. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. If the growth rate in our key metrics such as DAUs or hours engaged slows or becomes stagnant, or we have a decline in one of our key metrics such as DAUs or hours engaged, or we fail to effectively monetize new or existing users, our financial performance could be significantly harmed.

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
While we have millions of developers and creators on our Platform, a substantial portion of user engagement is concentrated in a relatively small number of highly popular experiences. For example, 50% of in-experience hours engaged were spent in the top 50 experiences in the month ended December 31, 2024. At times, particularly viral experiences have constituted a substantial portion of our DAUs and engagement. While these viral experiences can drive significant short-term growth, if the popularity of such experiences wanes, and new, compelling content does not emerge to replace them, our DAUs and engagement could decline, which would have a material impact on our business, financial condition, and operations, including a loss of revenue. We continuously review and revise our Platform policies to enhance regulatory compliance and the trust and safety of our Platform. Changes to our Platform policies may reduce or create the perception that they may reduce the ability of developers to monetize their experience. For example, we announced a move towards DataStore access limits, which would require developers to purchase data storage over certain limits. While the vast majority of our developers are not expected to be impacted by these changes, if our top developers believe this change will impact the monetization and profitability of their experience, they may elect to develop user-generated content on other platforms. The loss of any of our top developers could have a material impact on our business, financial condition, and operations, including a loss of revenue.
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

If we experience outages, constraints, disruptions, or degradations in our services, Platform support, and/or technological infrastructure, our ability to provide sufficiently reliable services to our users and maintain the performance of our Platform could be negatively impacted, which could harm our relationships with our developers, creators, and users, and, consequently, our business.
Our users expect fast, reliable, and resilient systems to enhance their experience and support their activity on our Platform, which depends on the continuing operation and availability of our Platform from our global network of data centers controlled and operated by us and our external service providers, including third-party “cloud” computing services. Our reliance on these third-party providers introduces inherent risks, as their actions, security practices, and operational resilience directly impact our ability to deliver services. We also provide services to our developer and creator community through our Platform, including DevForum and Creator Hub for tutorials, hosting, customer service, regulatory compliance, and translation, among many others. The experiences and technologies on our Platform are complex software products and maintaining the sophisticated internal and external technological infrastructure required to reliably deliver these experiences and technologies is expensive and complex. The reliable delivery and stability of our Platform has been, and could in the future be, adversely impacted by outages, disruptions, failures, or degradations in our network and related infrastructure or those of our partners or service providers, including those stemming from vulnerabilities in authentication mechanism, service spoofing, or the complexities of managing micro-systems architecture.
We have experienced outages from time to time since our inception when our Platform is unavailable for all or some of our users, developers, and creators, including in June 2025, October 2024, May 2022, October 2021, and at other times during our history. In addition, there may be times when access to our Platform for users, developers, and creators may be temporarily unavailable or limited. This could be due to proactive actions we take while we provide critical updates or as an unexpected outcome of routine maintenance, which most recently occurred in July 2023. Outages can be caused by a number of factors, including a move to a new technology or security vulnerabilities in new or existing technologies, the demand on our Platform exceeding the capabilities of our technological infrastructure, delays or failures resulting from natural disasters, manmade disasters, or other catastrophic events, the migration of data among data centers and to third-party hosted environments, a cyber event or act of terrorism, and issues relating to our reliance on third-party software, third-party application stores, and third parties that host our Platform in areas where we do not operate our own data centers. The unavailability of our Platform, particularly if outages should become more frequent or longer in duration, could cause our users to seek other entertainment options, including those provided by our competitors, which may adversely affect our financial results. If we or our partners or third-party service providers experience outages and our Platform is unavailable or if our developers, creators, and users are unable to access our Platform within a reasonable amount of time or at all, as a result of any such events, our reputation and brand may be harmed, developer, creator and user engagement with our Platform may be reduced, and our revenue, bookings and profitability could be, and has been in the past, negatively impacted. We may also experience a negative impact to our financial results as a result of decreased usage on our Platform or decrease of payouts to developers and creators, as well as potential monetary penalties, including regulatory fines related to an outage determined to be a significant security incident. We may not have full redundancy for all of our systems at all times and our disaster recovery planning may not be sufficient to mitigate the risks posed by technological exploitation used by threat actors and to address all aspects of any consequence or incident or allow us to maintain business continuity at profitable levels or at all. Further, in the event of damage or service interruption, our business interruption insurance policies will not adequately compensate us for losses that we may incur. These factors in turn could further reduce our revenues, subject us to liability, or otherwise harm our business, financial condition, or results of operations.
In addition to the events described above, our data and our technological infrastructure may also be subject to government laws, administrative actions or regulations, changes to legal or permitting requirements, and litigation that could stop, limit, or delay operations. Despite a reliability program focused on anticipating and solving issues that may impact the availability of our Platform and precautions taken at our data centers, such as disaster recovery and business continuity arrangements, the occurrence of spikes in usage volume, the occurrence of a natural disaster, a cyber event or act of terrorism, a decision to close the facilities without adequate notice, our inability to secure additional or replacement data center capacity as needed, increased energy consumption as a result of AI-related growth, or other unanticipated problems at our data centers could result in interruptions or delays on our Platform, impede our ability to scale our operations or have other adverse impacts upon our business and adversely impact our ability to serve our developers, creators, and users.
Customer support personnel and technologies are critical to resolve issues and to allow developers, creators, and users to realize the full benefits that our Platform provides and provide an excellent customer experience. High-quality support is important for the retention of our existing developers, creators, and users and to encourage the expansion of their use of our Platform. We rely on third-party service providers to assist in our customer support. Our third-party providers, employees, developers, and users have been and may in the future be a source of exploitation for threat actors to attempt to compromise our systems and information. For example, a third-party service provider with weak security protocols or an individual engaged by a third-party service provider with malicious intent have and could in the future inadvertently or intentionally expose our systems to unauthorized access, data breaches, or other cyber events. We do not have sufficient control over the security practices of all our third-party vendors, which could lead to vulnerabilities that can be exploited by sophisticated threat actors. If a threat actor is successful in using one or more of our third-party service providers, employees, developers, or users to compromise our systems or personal information of our users, it could impact our business and results of operation as well as our reputation.

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
Our Platform and services operate in conjunction with, and we are dependent upon, third-party products, services, and components. Our reliance on third-party service providers, including cloud infrastructure providers, payment processors, analytics tools, and customer support platforms, introduces significant and evolving risks related to cybersecurity and data privacy. Our ability to monitor our third-party service providers’ cybersecurity is limited, and in any event, attackers may be able to circumvent our third-party service providers’ cybersecurity measures. There have been and may continue to be significant attacks on certain of our third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our Platform and service. Specifically, these third parties have in the past been and may in the future be targeted by sophisticated threat actors seeking to gain access to our data or systems through a less secure entry point; experience their own security incidents, data breaches, or operational failures, even if unrelated to our specific data, which could still impact our services or expose our users’ information; or employ individuals who are “bad actors” and could intentionally compromise data or systems, or who may be susceptible to social engineering or other tactics by malicious individuals. Additionally, these third parties may have inadequate security protocols, policies, or infrastructure, creating vulnerabilities that we cannot directly control; or fail to promptly identify or remediate vulnerabilities, leading to prolonged exposure.

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
We operate our Platform throughout the world and are subject to risks and challenges associated with international business. For the three months ended June 30, 2025, approximately 82% of our DAUs and 38% of our revenue was derived from outside the U.S. and Canada region. We intend to continue to expand internationally, and this expansion is a critical element of our future business strategy. However, as we continue to expand internationally, including into developing countries where consumer discretionary spending is relatively weak, while our DAUs increase, the growth rate of our bookings could decelerate due to weaker spending by users from those regions, and our ABPDAU has been and may continue to be negatively impacted. While we have data centers, contractors, developers, creators, and users outside of the U.S., we have limited offices located outside of the U.S. and Canada, and there is no guarantee that our international expansion efforts will be successful. The risks and challenges associated with expanding our international presence and operations include:
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
•compliance with multiple, ambiguous, or evolving laws and regulations, including those relating to employment, tax, child protection, consumer protection, content regulation, online safety, privacy, data protection, anti-corruption, import/export, customs, anti-boycott, sanctions and embargoes, antitrust, data transfer, storage and security, content monitoring, preclusion, and removal, online entertainment offerings, advertising and consumer protection in general, and industry-specific laws and regulations, particularly as these requirements apply to users under the age of 18;
•uncertainty regarding the imposition of and changes in the U.S.’ and other governments’ trade regulations, trade wars, tariffs or other restrictions, and responsive retaliatory actions as a result thereof or other geopolitical events, including, without limitation, the evolving relations between the U.S. and China, the issuance of new executive orders and related national security-based data transfer restrictions, and geopolitical conflicts such as between Russia and Ukraine, India and Pakistan, as well as the U.S., Iran, and Israel;
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
•risks associated with trade restrictions and foreign legal requirements, and greater risk of unexpected changes in regulatory requirements, tariffs and tax laws, trade laws, foreign investment restrictions, and export controls (including data export) and other trade restrictions;
•negative perceptions of U.S.-based companies in regions where we operate or plan to operate;
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
Additionally, we may not succeed in further monetizing our Platform and user base. As a result, our user growth, user engagement, financial performance and ability to grow revenue could be significantly harmed if we fail to increase or maintain DAUs; our user growth outpaces our ability to monetize our users, including if our user growth occurs in markets that are not profitable; we fail to provide the tools and education to our developers and creators to enable them to monetize their experiences and developers do not create engaging or new experiences for users; we fail to increase the overall number of developers and creators on our Platform; we fail to establish a successful advertising model; we fail to increase or maintain the amount of time spent on our Platform, the number of experiences, or variety of genres of experiences, that our users engage with, or the usage of our technology for our developers; we fail to increase the features of our Platform, allowing it to more broadly serve the entertainment, education, communication and business markets; we fail to increase penetration and engagement across all demographics, including our goal of reaching ten percent of the global gaming software market, or measures intended to make our Platform more attractive to older, age-verified users create the perception that our Platform is not safe for young users; or the experiences on our Platform do not maintain or gain popularity.
Continuing to manage our growth effectively has required, and may in the future require expanding our internal IT systems, technological operations infrastructure, financial infrastructure, and operating and administrative systems and controls. In addition, we have expended in the past and may in the future expend significant resources to launch new features and changes on our Platform that we are unable to monetize, which may significantly harm our business. Any future growth would add more complexity to our organization and require effective coordination across our organization, and an inability to do so would adversely affect our business, financial conditions, and results of operations.
Only a small portion of our users regularly purchase Robux compared to all users who use our Platform in any period. Our ability to continue to attract and retain paying users will depend in part on our ability to consistently provide our paying users with a quality experience and features. If our users do not perceive our offerings, or the offerings of our developers and creators, to be of value, or if we introduce new or adjust existing features or pricing in a manner that is not favorably received by them, we may not be able to attract and retain payers or be able to convince users to become paying users of such additional service offerings, and we may not be able to increase the amount of revenue from our user base. If users fail to purchase Robux at rates similar to or greater than they have historically and if we fail to attract new paying users, or if our paying users fail to continue interacting with our Platform and purchasing Robux as they increase in age, our revenue will suffer. Users may reduce their spend on our Platform for many reasons, including a perception that they do not use the service sufficiently, the need to reduce household expenses, competitive services that provide a better value or experience or as a result of changes in pricing. If our efforts to attract and retain paying users are not successful, our business, operating results, and financial condition may be adversely impacted.
If we are not successful in our efforts to develop virtual platform-wide events or live experiences on our Platform, our business could suffer.
We have undergone efforts to develop the live and limited time events and experiences available on our Platform, such as virtual platform-wide events, concerts, classrooms, and other meeting types, and to offer commercial partners with branding opportunities in conjunction with key events, such as a product launch. There is no guarantee that these efforts will be successful or that users will engage with these experiences. New features or enhancements and changes to the existing features of our Platform, such as virtual reality applications, could fail to attain sufficient market acceptance for many reasons, including: failure to predict market demand accurately in terms of functionality and to supply features that meet this demand in a timely fashion; defects, errors, or failures; negative publicity about performance, safety, privacy, or effectiveness; delays in releasing new features or enhancements on our Platform; and introduction or anticipated introduction of competing products by competitors. The failure to obtain market acceptance for these live experiences would negatively affect our business, financial condition, results of operations, and brand.

Introduction of new technology, such as generative AI, could harm our business and results of operations.
The market for an immersive platform for connection and communication is a new and evolving market characterized by rapid, complex, and disruptive changes in technology and user, developer, and creator demands that could make it difficult for us to effectively compete. The expectations and needs of our users, developers, and creators are constantly evolving. Our future success depends on a variety of factors, including our continued ability to innovate, introduce new products and services efficiently, enhance and integrate our products and services in a timely and cost-effective manner, extend our core technology into new applications, and anticipate technological developments. If we are unable to react quickly to new technology trends—for example the continued growth of generative AI solutions which affect the ways developers create experiences or may affect the way users consume virtual goods—it may harm our business and results of operation. Furthermore, our adoption of generative AI solutions and changes to our generative AI policies may not be favored by our community of developers and users, and may result in diminished engagement on our Platform. The expertise in AI, as well as other emerging technologies, can be difficult and costly to obtain given the increasing focus on AI development and competition for talent. Further, social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in our use of AI.
We have incorporated, and are continuing to develop and deploy, AI in our products and the operations of our business. Our use of generative AI in aspects of our Platform may present risks and challenges that could increase as AI solutions become more prevalent. The Roblox Cloud may be more relied upon in the future to facilitate increasingly complex decision-making as it integrates hardware and accelerated machine learning AI, including generative AI, for a broad range of compute tasks, including improved personalization, synthetic content generation, and enhanced automation of the player experience. However, AI algorithms may be flawed. Datasets may be insufficient or contain biased information. AI systems may make decisions unpredictably or autonomously, which can raise new or exacerbate existing ethical, technological, legal, and other challenges, and may negatively affect the performance or the perception of our Platform and the user, developer, and creator experience. While we have and will continue to implement safeguards, these deficiencies and potential failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm.
There are also many new and evolving laws and regulations focused on the use of AI. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024. Certain of its obligations entered into effect on February 2, 2025, and the large majority of its applicable provisions will be effective by August 2, 2026. The AI Act proposes a framework of prohibitions as well as disclosure, transparency, and other regulatory obligations based on various levels of risk for businesses introducing AI systems in the EU. Provisions of the AI Act could require us to alter or restrict our use of AI both in features or products available to our users and in our systems that interact with our users, depending on respective levels of risk-categorization, types of systems, and manner of use, as set forth in the AI Act. The AI Act also may require us to comply with monitoring and reporting requirements. As a result, we may need to devote substantial time and resources to evaluate our obligations under the AI Act and to develop and execute a plan designed to promote compliance. Noncompliance with the AI Act could result in fines of up to €35 million or 7% of annual global turnover for the previous year, whichever is higher. There have been numerous other laws and bills proposed at the U.S. federal and state level, as well as internationally, aimed at regulating the deployment or provision of AI systems and services. This includes the Texas Responsible Artificial Intelligence Governance Act which will become effective January 1, 2026, and focuses on prohibiting harmful uses of AI, and the Colorado AI Act, which will become effective February 1, 2026, and, similar to the AI Act, provides for a regulatory risk-based framework.
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
Additionally, there are users who have multiple accounts, fake user accounts, or fraudulent accounts created by bots. These actions may be done to inflate user activity in order to make a developer’s or creator’s experience or other content appear more popular than it really is or may be done to enable users to level up or otherwise progress in an experience more rapidly. Detecting and taking action with respect to such issues requires considerable judgment and is technically challenging. We strive to detect and minimize fraud, the use of bots, and unauthorized use of our Platform, and while these practices are prohibited in our terms of service and we implement measures to detect and suppress that behavior, when we are unsuccessful, our operating results may be negatively affected. Users may also disagree with our rationale for terminating, suspending, or taking other actions on accounts, which could lead to reputational harm and further negatively impact our operating results.
In addition, some of our demographic data may also be incomplete or inaccurate. For example, historically our reported age demographics have been based on age information self-reported by our users. However, we have implemented and continue to develop, implement, and test systems to obtain additional user demographic data, including age verification and/or assurance technology, parental consents, and user identification verification. Starting in the third quarter of 2025, our reported age demographics are expected to be based on a hierarchy of data sources, which may include some of the additional data sources noted above, and in which self-reported data will be used only if we do not obtain additional data regarding the age of the user, such as, for example, through age verification. The data sources and the hierarchy we utilize may change from time to time. As a result of these changes, prior period demographics may not be comparable to future ones. Our age demographic data could differ from users’ actual ages due to the functionality of our age verification or age assurance systems and technology or if users provide us with incorrect or incomplete information regarding their age or other attributes. Users seeking to evade our age verification and assurance systems and tools may be more likely to create alternate or multiple accounts which would inflate our user activity.
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
We rely on suppliers for data center capacity and several components of the equipment we use to operate our Platform. Our reliance on these suppliers exposes us to risks, including reduced control over costs and constraints based on the current availability, terms, and pricing of these components and data center capacity. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source for network equipment and servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts are completed. In addition, the technology equipment industry has experienced component shortages and delivery delays, and we have and may in the future experience shortages or delays, including as a result of increased demand in the industry, such as due to rapid growth in AI demand, natural disasters, trade control and restrictions, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have data centers and edge data centers that support our Platform. For example, supply chain constraints for servers and other networking equipment required for our operations has resulted and could in the future result in disruptions and delays for these components and the delivery and installation of such components at our data centers and edge data centers. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of hardware components or data center availability may delay the opening of new data centers, edge data centers, co-location facilities or the creation of fully redundant operations, limit capacity expansion, or replacement of defective or obsolete equipment at existing data centers and edge data centers or cause other constraints on our operations that could damage our ability to serve our developers, creators, and users.
Some developers, creators, and users on our Platform may make unauthorized, fraudulent, or illegal use of Robux and other digital goods or experiences on our Platform, including by use of unauthorized third-party websites or “cheating” programs.
Robux and digital goods on our Platform have no monetary value, except to the extent earned Robux may be exchanged for real currency in accordance with our Developer Exchange Terms of Use, but users have made and may in the future make unauthorized, fraudulent, or illegal sales and/or purchases of Robux, other digital goods and Roblox accounts on or off of our Platform, including by use of unauthorized third-party websites in exchange for fiat currency or to facilitate online wagers. For example, some users have made fraudulent use of credit cards owned by others to purchase Robux and offer the purchased Robux for sale at a discount on third-party websites. For the three months ended June 30, 2025, total chargebacks and refunds to us, some of which may have been related to fraud were approximately 2.7% of bookings.
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
Under our community rules for our Platform, which developers, creators, and users are obligated to comply with, we reserve the right to temporarily or permanently ban individuals for breaching our Terms of Use or Community Standards, including by engaging in any illegal activity on our Platform. We have banned individuals as a result of unauthorized, fraudulent, or illegal use of our Platform, Robux or other digital goods on our Platform. We have also employed technological measures to help detect unauthorized Robux transactions and continue to develop additional methods and processes through which we can identify unauthorized transactions and block such transactions. However, there can be no assurance that our efforts to prevent or minimize these unauthorized, fraudulent, or illegal transactions will be successful.

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
We focus our business on our developers, creators, and users, and acting in their interests in the long term may conflict with the short-term expectations of analysts and investors.
A significant part of our business strategy and culture is to focus on long-term growth and developer, creator, and user experience over short-term financial results. We expect our expenses to continue to increase in the future as we broaden our developer, creator, and user community, as developers, creators, and users increase the amount and types of experiences and virtual items they make available on our Platform and the content they consume, as we continue to seek ways to increase payments to our developers and as we develop and further enhance our Platform, expand our technical infrastructure and data centers, and hire additional employees to support our expanding operations. As a result, in the near- and medium-term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability. We expect to continue making significant expenditures to grow our Platform and develop new features, integrations, capabilities, and enhancements to our Platform for the benefit of our developers, creators, and users. We will also be required to invest in our internal IT systems, technological operations infrastructure, financial infrastructure, and operating, compliance and administrative systems and controls. Such expenditures may not result in improved business results or profitability over the long term. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts, investors and our stockholders, the trading price of our Class A common stock may decline.
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

The popularity of our Lua-based scripting language is a key driver of content creation and engagement with our Platform, and if other programming languages or platforms become more popular with our developers, it may affect engagement with and content creation for our Platform.
Roblox experiences are programmed using our Lua-based scripting language on the Roblox Platform. In order to enhance the attractiveness of our Platform to potential developers, we have made our scripting language available without charge. Our scripting language permits developers on our Platform to develop customized add-on features for their own or others’ use, and we have provided education to our developers on how to write add-on programs using our scripting language. As part of this strategy, we have encouraged the development of an active community of programmers similar to those which have emerged for other software platforms. The widespread use and popularity of our Lua-based scripting language is critical to creating engaging content on and demand for our Platform. If developers do not find our scripting language or our Platform simple and attractive for developing content or determine that our scripting language or other features of our Platform are undesirable or inferior to other scripting languages or platforms, or the scripting language becomes unavailable for use by the developers for any reason, they may shift their resources to developing content on other platforms, and our business may be harmed.
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
We compete for users, developers, and creators. We compete to attract and retain our users’ attention and their hours engaged with other global technology leaders such as Amazon, Apple, Meta Platforms, Google, Microsoft, and Tencent, global entertainment companies such as Comcast, Disney, Paramount Global, and Warner Bros Discovery, global gaming companies such as Activision Blizzard (now owned by Microsoft), Electronic Arts, Take-Two, Epic Games, Krafton, NetEase, and Valve, online content platforms including Netflix, Spotify, and YouTube, as well as social platforms such as Facebook, TikTok, Instagram, WhatsApp, Pinterest, X, Reddit, Discord and Snap.

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
Additionally, we depend on the continued services and performance of our Founder, President, CEO and Chair of our Board of Directors, David Baszucki, members of our senior management team, and other key personnel. Mr. Baszucki has been responsible for our strategic vision, and should he stop working for us for any reason, it is unlikely that we would be able to immediately find a suitable replacement. We do not maintain key man life insurance for Mr. Baszucki, and do not believe any amount of key man insurance would allow us to recover from the harm to our business if Mr. Baszucki were to leave us for any reason. Similarly, members of our senior management team and other key personnel are highly sought after and others may attempt to encourage these individuals to leave us. The loss of one or more of the members of the senior management team or other key personnel for any reason, or the inability to attract new or replacement members of our senior management team, other key personnel, or highly qualified employees could disrupt our operations, create uncertainty among investors, adversely impact employee retention and morale, and significantly harm our business.
Our business and results of operations are affected by fluctuations in currency exchange rates.
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. For the three months ended June 30, 2025, approximately 82% of our DAUs and 38% of our revenue was derived from outside the U.S. and Canada region. While we periodically adjust the price of Robux to account for the relative value of this local currency to the U.S. dollar, these adjustments are not immediate nor do they typically exactly track the underlying currency fluctuations. As a result, rapid appreciation of the U.S. dollar against these foreign currencies has harmed and may in the future harm our reported results and cause the revenue derived from our foreign users and overall revenue to decrease. In addition, even if we do adjust the cost of our Robux in foreign markets to fluctuations in the U.S. dollar, such fluctuations could change the costs of purchasing Robux to our users outside of the U.S., which may adversely affect our business, results of operations and financial condition, or improve our financial performance.
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
The U.S. government recently introduced regulations that require notification of or prohibit certain transactions by U.S. persons with entities in China or with linkages to China (the “Outbound Investment Rules”). The Outbound Investment Rules could apply to certain intracompany activities between Roblox and Roblox China Holding Corp or Luobu, as well as other Roblox investments or activities with entities in China or with linkages to China. The Outbound Investment Rules regulations could also limit the ability of others to transact certain business with us if those transactions involve or benefit, directly or indirectly Roblox China Holding Corp, Luobu or our other operations in China. Where the Outbound Investment Rules apply to a given transaction, it might limit our ability to carry out our long-term business strategy.
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
As of December 31, 2024, we had federal net operating loss carryforwards of $2,382.3 million, which do not expire, federal net operating loss carryforwards of $10.7 million, which begin to expire in 2037, state net operating loss carryforwards of $1,433.7 million, which began to expire in 2025, and foreign net operating loss carryforwards of $64.8 million, which begin to expire in 2025. Utilization of our net operating loss carryforwards and other tax attributes may be subject to limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. All of the $2,382.3 million of federal net operating losses are carried forward indefinitely but the deductibility of these losses is generally limited to 80% of current year taxable income. Our net operating loss carryforwards may also be subject to limitations under state law. For example, California legislation enacted in June 2024 limits the use of state net operating loss carryforwards and tax credits for tax years beginning on or after January 1, 2024 and before January 1, 2027. If our net operating loss carryforwards and other tax attributes expire before utilization or are subject to limitations, our business and financial results could be harmed.

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
In addition to revenue recognition and estimates of the average lifetime of a paying user, our accounting policies that involve judgment include, amongst others, those related to assumptions used for estimating the fair value of common stock to calculate stock-based compensation, valuation of goodwill and intangible assets, certain accrued liabilities, the estimated amount of consumable and durable virtual items purchased for which we lack specific information that is used for revenue recognition, and valuation allowances associated with income taxes. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
Our results of operations may be harmed if we are required to collect sales, value added, or other similar taxes for the purchase of our virtual currency, for the sale of digital content, or purchase of physical goods, between our developers, creators, and users.
Although we, either directly or through our third-party distribution channels, collect and remit taxes from users in certain countries and regions on the sale of our virtual currency, there are some jurisdictions in which we operate where we do not currently collect taxes from users. The application of tax laws pertaining to the collection of sales, value added, and similar taxes to e-commerce businesses, such as ours, is a complex and evolving area. Jurisdictions may classify our product offerings differently such as intangible property, digital goods, or services, each with different tax rules and requirements. For example, many countries have enacted tax laws that require non-resident providers to register for and levy value added taxes on electronically provided services to such country’s residents. This would require us to calculate, collect, and remit value added taxes in some jurisdictions, even if we have no physical presence in such jurisdictions. Further, we may need to invest substantial amounts to modify our solutions or our business model to be able to collect and remit sales, value added, or similar taxes under such tax laws in the future.
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
Tensions between the U.S. and China have resulted in trade restrictions that could harm our ability to participate in Chinese markets and numerous additional such restrictions have been threatened by both countries. As an example, as of June 2025, the U.S. and China have placed significant additional tariffs upon imported items originating from each other’s territories, though some of these tariffs have been paused through August 2025 pursuant to mutual agreement. The tariff policies and responses of both countries are currently fluid, and it is unclear whether or at what level tariff policies will stabilize. Sustained uncertainty about, or worsening of, current global economic conditions, as well as continued or further escalation of trade tensions between the U.S. and China, could result in a global economic slowdown and long-term impacts on global trade, including the imposition of retaliatory trade restrictions that could restrict our ability to participate in the China JV. As another example, the U.S. Department of Justice has promulgated new rules on Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons (colloquially “data export rules”), which place limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries. The data export rules may impact our ability to share certain kinds of data, platform access, or other important resources with Tencent or the China JV, or the China JV’s ability to interact with Tencent. We may find it difficult or impossible to comply with these or other conflicting regulations in the U.S. and China, which could make it difficult or impossible to achieve our business objectives in China or realize a return on our investment in this market.
Relations may also be compromised if the U.S. pressures the Chinese government regarding its monetary, economic, or social policies. Changes in political conditions in China and changes in the state of China-U.S. relations are difficult to predict and could adversely affect the operations or financial condition of the China JV. In addition, because of our proposed involvement in the Chinese market, any deterioration in political, economic or trade relations might result in our products being perceived as less attractive in the U.S. or elsewhere. In January 2025, the U.S. Department of Defense (“DOD”) added Tencent Holdings to its list of Chinese military companies operating directly or indirectly in the U.S. under section 1260H of the National Defense Authorization Act for Fiscal Year 2021 (“1260H List”). Beginning in June 2026, this may restrict our ability to resell goods and services of Tencent Holdings to the DOD. The designation may also result in negative publicity for us and the China JV. Further regulatory changes adding Tencent Holdings to additional lists or export and sanctions related restricted or prohibited parties or further controls on entities viewed as connected to the Chinese military could impact our ability to work with Tencent Holdings. The Committee on Foreign Investment in the U.S. (“CFIUS”) has continued to apply a more stringent review of certain foreign investment in U.S. companies, including investment by Chinese entities, and has made inquiries to us with respect to Tencent Holding’s equity investment in us and involvement in the China JV. We cannot predict what effect any further inquiry by CFIUS into our relationship with Tencent and Tencent Holdings, developments with respect to the 1260H List, or changes in China-U.S. relations overall may have on our ability to effectively support the China JV or on the operations or success of the China JV.
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
Certain privacy, biometrics, cybersecurity, and data protection laws and regulations have placed and will continue to place significant privacy, data protection, and cybersecurity obligations on organizations such as ours and may require us to continue to change our policies and procedures. For example, the EU’s General Data Protection Regulation (“GDPR”) imposes stringent data protection requirements regarding EU personal data, and its provisions include increasing the maximum level of fines that EU regulators may impose for the most serious breaches of noncompliance of the greater of €20 million or 4% of annual global revenues of the previous year. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer harm, (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR, and (iii) the ability of supervisory authorities to impose orders requiring companies to modify their practices. If we are found not to be compliant with GDPR or similar requirements, including obligations to comply with data protection requirements when transferring personal data from the European Economic Area (“EEA”), Switzerland, and the U.K. to the U.S., we may be subject to significant fines and the risk of civil litigation.
The U.K. maintains the Data Protection Act of 2018 and the UK GDPR, which collectively implement and complement the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or 4% of annual global revenues of the previous year. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the U.K. ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Such adequacy decision must, however, be renewed and may be modified or revoked in the interim. The U.K. is considering modifications to its data protection regime that, if implemented, may impact this renewal decision. We cannot fully predict how the Data Protection Act of 2018, the UK GDPR and other U.K. data protection laws or regulations may develop, nor the effects of divergent laws and guidance regarding how data transfers to and from the U.K. will be regulated.
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
We continue to monitor updated guidance from the U.K.’s Information Commissioner Office (“ICO”) on the Age Appropriate Design Code (“AADC”), which focuses on online safety and protection of children’s privacy online. The AADC became enforceable on September 2, 2021. Noncompliance with the AADC may result in publicized investigations, substantial fines, audits or other proceedings by the ICO, and other regulators in the EEA or Switzerland, as noncompliance with the AADC may indicate noncompliance with applicable data protection law. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and laws and regulations of applicable EU Member States and the U.K. relating to privacy, cybersecurity, and data protection in connection with any measures we take to comply with them.

Other jurisdictions have adopted laws and regulations addressing privacy, data protection, and cybersecurity, many of which share similarities with the GDPR. For example, Law no. 13.709/2018 of Brazil, the Lei Geral de Proteção de Dados Pessoais or LGPD, entered into effect on September 18, 2020, authorizing a private right of action for violations. Penalties may include fines of up to 2% of the organization’s revenue in Brazil in the previous year or 50M reais (approximately $9.5 million U.S. dollars). The LGPD applies to businesses (both inside and outside Brazil) that process the personal data of users who are located in Brazil. The LGPD provides users with the similar rights as the GDPR regarding their data. A Brazilian Data Protection Authority, Brazilian National Data Protection Authority (Autoridade Nacional de Proteção de Dados) has been established to provide rules and guidance on how to interpret and implement the LGPD’s requirements, including regarding notice of processing, data transfer requirements, and other compliance obligations, such as security measures, recordkeeping, training, and governance. Additionally, the Personal Information Protection Law, (“PIPL”) of the People’s Republic of China (“PRC”), was adopted on August 20, 2021, and went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year, whichever is higher. The PIPL also allows for personal fines of up to 1 million renminbi upon each of the persons in charge and other directly liable persons, as well as prevention of such individuals from serving in certain positions for a period of time (e.g., director, senior manager, etc.). Our approach with respect to regimes such as the LGPD, PIPL, and other foreign legislation may be subject to further evaluation and change, our compliance measures may not be fully adequate and may require modification, we may expend significant time and cost in developing and maintaining a privacy governance program, data transfer or localization mechanisms, or other processes or measures to comply with such regimes, and any implementing regulations or guidance under these regimes, and we may potentially face claims, litigation, investigations, or other proceedings or liability regarding such regimes and may incur liabilities, expenses, costs, and other operational losses under such regimes and any measures we take to comply with them. In addition to the changing international landscape, U.S. regulations on the restrictions on transfers of sensitive personal data to foreign jurisdictions continue to evolve and may increase operational complexity and compliance costs.
Additionally, Europe’s Network and Information Security Directive (“NIS2”) regulates resilience and incident response capabilities of entities operating in a number of sectors. Non-compliance with NIS2 may lead to administrative fines of a maximum of €10 million or up to 2% of the total worldwide revenue of the preceding fiscal year.
In addition, the CCPA, which established a new privacy framework for covered businesses in California, such as ours, went into effect in January 2020, requiring us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The CCPA was significantly modified and supplemented by the California Privacy Rights Act (“CPRA”), which was approved in November 2020. The CPRA went into effect on January 1, 2023 and, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new agency to implement and enforce the law. Further, the CCPA has prompted similar legislative developments in other states in the U.S., including laws enacted in Virginia, Colorado, Utah, Connecticut, Florida, Iowa, Indiana, Montana, Tennessee, Oregon, Delaware, Texas, New Hampshire, New Jersey, Kentucky, Maryland, Nebraska, Rhode Island and Minnesota. Other states, including California, Utah, Vermont, and Arkansas, have passed legislation imposing substantial new obligations upon companies that offer online services, products, or features “likely to be accessed” by children 17 years of age or under, or certain types of social media and digital services, respectively. The California legislation includes certain requirements and principles from the AADC including, among other things, data protection impact assessments and the implementation of privacy by design. The laws in Utah, Florida, and Arkansas impose restrictions and obligations in connection with users who are, or are deemed to be, under 18, including access restrictions and restrictions on abilities for minors to create accounts. Many states have also passed their own laws that require verifiable parental consent before allowing children to create an account or that otherwise impact companies that process children’s personal data. In June 2024, the New York governor signed a bill into law that prohibits covered social media companies from providing individuals under 18 with “addictive feeds,” as a significant part of their services and imposes obligations on such companies that prohibits the collection, use, sharing, and sale personal data of individuals under 18 unless it is strictly necessary, or where informed consent is obtained. The New York Attorney General is expected to issue guidance to help determine what makes an addictive feed a “significant” part of a service, which, depending on the rules, may restrict use of certain Roblox services. California passed a similar law in September 2024 that became effective on January 1, 2025, though it is currently enjoined. Other U.S. states have proposed, and in certain cases enacted, legislation similar to the foregoing laws. These developments create the potential for a patchwork of overlapping but different state laws addressing privacy, cybersecurity, data protection, default settings, online safety, and related matters such as age verification. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business. The impact of these recent regulations and potential future regulations related to privacy, cybersecurity, data protection, and related matters, such as age verification, are far-reaching, create a patchwork of overlapping but different laws, and have required and may continue to require us to, modify practices, policies, features and Platform defaults, incur substantial costs and expenses, and at times restrict our operations. Additionally, requirements for verified parental consent before allowing children to create an account may limit the use of our Platform or reduce our overall demand for our Platform, which could harm our business, financial condition, and results of operations.

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
The global regulatory landscape around payment-related activities is characterized by a lack of uniformity and increasing scrutiny especially when younger users are involved. Examples of payment-related activities on our Platform include the purchase of prepaid gift cards, Robux, and subscriptions. In addition, our Developer Exchange Program allows developers to exchange their accumulated earned Robux for fiat currency under certain conditions. We have seen and may continue to see increased application of laws and regulations typically applicable to financial institutions such as regulations around money transmission, virtual currency, unclaimed property and gift cards, many of which include anti-money laundering, KYC and sanction screening obligations to social media and online game companies. Regulators may impose restrictions or bans on our ability to operate our Developer Exchange Program or on the sale of prepaid gift cards. Any such restrictions or prohibitions may adversely affect our Platform, business, revenue, bookings and our developers. In the U.S., the SEC, its staff, and similar state regulators have deemed certain virtual currencies to be securities subject to regulation under the federal and state securities laws. While we do not consider Robux to be a security, if Robux were subject to the federal or state securities laws of the U.S., we may be required to redesign our Platform considerably, in a manner that would be disruptive to operations and costly to implement, which may threaten the viability of the Platform. We may also be subject to enforcement or other regulatory actions by federal or state regulators, as well as private litigation, which could be costly to resolve. For example, some existing laws regarding the regulation of currency, money transmitters and other financial institutions, and unclaimed property have been interpreted to cover virtual currencies, like Robux.
The increased use of interactive entertainment offerings like ours by consumers, including younger consumers, have prompted and may continue to prompt calls for more stringent consumer protection laws and regulations throughout the world that may impose additional burdens on companies such as ours making virtual currencies like Robux available for sale. For example, in the EU consumer regulatory authorities have issued new interpretations of existing law regarding virtual currencies that would treat certain virtual currencies as a representation of value and therefore impose strict disclosure and other requirements on the offer and acquisition of those virtual currencies. These regulations could require us to make changes to our Platform, products or policies or how we operate our business in certain jurisdictions and could have a material adverse effect on our business, financial condition or results of operations. Increased regulatory scrutiny globally may increase compliance obligations and require us to devote legal and other resources and make changes to our Platform to address such regulations or otherwise become subject to fines or other penalties, which may negatively impact our business and results of operations.
Although we have structured our virtual currency, prepaid gift cards, and Developer Exchange Program with applicable laws and regulations in mind, in some jurisdictions, the application or interpretation of applicable laws and regulations is not clear and a regulator could subject us to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could be unpopular with or burdensome on our users or could have an adverse effect on our business and financial results. If a relevant regulator disagreed with our analysis of and compliance with applicable laws, we may be required to seek licenses, authorizations, or approvals from those regulators, which may be dependent on us meeting certain capital and other requirements and may subject us to additional regulation and oversight, all of which could significantly increase our operating costs.

We are subject to various governmental export control, trade sanctions, and import laws and regulations that require our compliance and may subject us to liability if we violate these controls.
In some cases, our software and experiences are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, data export rules and trade and economic sanctions, including those administered by OFAC, which we collectively refer to as Trade Control Laws and Regulations. Thus, we are subject to laws and regulations that could limit our ability to offer access or full access to our Platform and experiences to certain persons and in certain countries or territories. For example, certain U.S. laws and regulations administered and enforced by OFAC, may limit our ability to give certain users, developers, and creators access to aspects of our Platform and experiences. Trade Control Laws and Regulations are complex and dynamic, and monitoring and ensuring compliance can be challenging. In addition, we rely on our payment processors for compliance with certain of these Trade Control Laws and Regulations, including preventing paid activity by users, developers, and creators that attempt to access our Platform from various jurisdictions comprehensively sanctioned by OFAC, including Cuba, Iran, North Korea, Syria, and sanctioned regions of Ukraine. Users, developers, and creators from certain of these countries and territories have access to our Platform and experiences and there can be no guarantee we will be found to have been in full compliance with Trade Control Laws and Regulations during all relevant periods. Any failure by us or our payment processors to comply with the Trade Control Laws and Regulations may lead to violations of the Trade Control Laws and Regulations that could expose us to liability. Additionally, following Russia’s invasion of Ukraine, the U.S. and other countries imposed certain economic sanctions and severe export control restrictions against Russia and Belarus and have continued to strengthen these controls. These countries could impose even broader sanctions and additional export restrictions or take other actions that could impact our business. Any failure to comply with applicable laws and regulations could have negative consequences for us, including reputational harm, government investigations, and monetary penalties.
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
We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax liability and reporting obligations and effective tax rates and otherwise adversely affect our tax positions, cost of compliance, and/or our tax liabilities. Certain jurisdictions, such as Canada, Italy, the U.K. and France, have enacted a digital services tax on certain digital revenue streams. Other jurisdictions, such as Brazil, have proposed indirect tax reform which may impose value added tax on the sales of electronically supplied services. Further, in response to new or additional U.S. tariffs or taxes, countries may impose retaliatory digital service taxes or other similar measures. Such laws and other attempts to impose taxes on e-commerce activities would likely increase the cost to us of operating our business, discourage potential customers from subscribing to our Platform, or otherwise adversely affect our business, results of operations or financial conditions. In addition, a number of U.S. states, the U.S. federal government, and foreign jurisdictions have implemented and may impose reporting or recording-keeping obligations for digital platforms. These new requirements may require us to modify our data processing and reporting practices and policies, which may cause us to incur substantial costs and expenses to comply. Any failure by us to comply with these and similar information reporting and withholding obligations could result in substantial liabilities, monetary penalties, and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.
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
Pillar Two provides for a global minimum tax that establishes a floor for tax competition among jurisdictions. Pillar Two has been implemented into the domestic laws of EU members, among other jurisdictions, and is being considered for implementation by other countries. However, the U.S. has withdrawn support for Pillar Two and has indicated that it may take action against countries with tax laws that disproportionately impact U.S. businesses, which may result in retaliatory taxes or other retaliatory actions against U.S. businesses. We currently operate in countries that have digital service taxes and that have enacted all or portions of the Pillar Two framework. Any developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our compliance costs, effective tax rate, and our operating results.

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
The EU enacted copyright laws such as the Copyright Directive that came into effect on June 6, 2019, that may require us to use best efforts in accordance with the high industry standards of professional diligence to exclude infringing content from our Platform that may be uploaded by our users. In addition, the monitoring and reporting obligations of the DSA may apply also with respect to intellectual property infringements that would fall outside the scope of the Copyright Directive.
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
Additionally, we have incorporated, and are continuing to develop and deploy, AI in our products and the operations of our business. Any content used to create, or created by using, generative AI tools and products may not be subject to copyright protection, the determination of which may adversely affect our intellectual property rights in, or ability to deploy, commercialize or use, such tools and products or the underlying content. In the U.S., a number of civil lawsuits have been initiated related to the foregoing and other issues, the outcome of any one of which may, amongst other things, require us to limit the ways in which we use AI in our business. In addition, regulatory obligations may require us to modify our practices with respect to intellectual property used in AI development. In addition to lawsuits and regulations focused on the AI service providers and deployers themselves, our use of output produced by generative AI tools may also expose us to claims, increasing our risks of liability.
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
Our success depends to a significant degree on our ability to obtain, maintain, protect, and enforce our intellectual property rights, including our proprietary software technology, know-how, and brand. We rely on a combination of trademarks, trade secret laws, patents, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, and enforce our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, or fail to continuously innovate and advance our technology, our competitors could gain access to our proprietary technology and develop and commercialize substantially identical products, services, or technologies. In addition, defending our intellectual property rights might entail significant expense and may not ultimately be successful.
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
•other events or factors, including those resulting from geopolitical conflicts such as between Russia and Ukraine, India and Pakistan, as well as the U.S., Iran, and Israel, incidents of terrorism, pandemics, or wildfires, earthquakes, or severe weather and power outages or responses to these events; and
•general economic conditions and slow or negative growth of our markets.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Founder, President, CEO, Chair of our Board of Directors, and largest stockholder, David Baszucki, and his affiliates, beneficially own 100% of our outstanding Class B common stock, together as a single class, representing a substantial percentage of the voting power of our capital stock, which voting power may increase over time as Mr. Baszucki exercises or vests in his equity awards. Mr. Baszucki and his affiliates could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. We believe we are eligible for, but do not intend to take advantage of, the “controlled company” exemption to the corporate governance rules for NYSE-listed companies. We cannot predict whether our dual class structure will result in a lower or more volatile trading price of our Class A common stock, in adverse publicity, or other adverse consequences. The dual class structure of our common stock may trigger actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure, which could result in the trading price of our Class A common stock being adversely affected. In May 2025, we completed our reincorporation from a Delaware corporation to a Nevada corporation. Nevada law and provisions in our articles of incorporation and bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our Class A common stock.

If securities or industry analysts, media, or other third parties do not publish research or publish inaccurate or unfavorable research about us, our business, or our market, or if they change their recommendation regarding our Class A common stock adversely, the market price and trading volume of our Class A common stock could decline.
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
Nevada law and provisions in our articles of incorporation and bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our Class A common stock.
In May 2025, we completed our reincorporation from a Delaware corporation to a Nevada corporation governed by Chapter 78 and the other applicable provisions of the Nevada Revised Statutes (“NRS”). Nevada’s “combinations with interested stockholders” statutes (NRS 78.411 through 78.444, inclusive) prohibit specified types of business “combinations” between certain Nevada corporations and any person deemed to be an “interested stockholder” for two years after such person first becomes an “interested stockholder” unless the corporation’s board of directors approves, in advance, either the combination or the transaction by which such person becomes an “interested stockholder,” or unless the combination is approved by the board of directors and sixty percent of the corporation’s voting power not beneficially owned by the interested stockholder, its affiliates, and associates. Further, in the absence of prior approval, certain restrictions may apply even after such two-year period. However, these statutes do not apply to any combination of a corporation and an interested stockholder after the expiration of four years after the person first became an interested stockholder. For purposes of these statutes, an “interested stockholder” is any person who is (1) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (2) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “combination” is sufficiently broad to cover most significant transactions between a corporation and an “interested stockholder.” These statutes generally apply to Nevada corporations with 200 or more stockholders of record. However, a Nevada corporation may elect in its articles of incorporation not to be governed by these particular laws, but if such election is not made in the corporation’s original articles of incorporation or in an amendment effective prior to the company having 200 or more stockholders of record, then the amendment (1) must be approved by the affirmative vote of the holders of stock representing a majority of the outstanding voting power of the corporation not beneficially owned by interested stockholders or their affiliates and associates, and (2) is not effective until 18 months after the vote approving the amendment and does not apply to any combination with a person who first became an interested stockholder on or before the effective date of the amendment. We have expressly elected not to be governed by these provisions in our articles of incorporation, so they do not apply to us.

In addition, our articles of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•certain amendments to our articles of incorporation or our bylaws will require the approval of at least 66 2/3% of our then-outstanding voting power, voting together as a single class;
•our Board of Directors is classified into three classes of directors with staggered three-year terms and stockholders will only be able to remove directors from office for cause and with the affirmative vote of the holders of not less than two-thirds (2/3) of the voting power of our then-outstanding capital stock entitled to vote in the election of directors;
•upon the conversion of our Class B common stock into Class A common stock (such that we have a single class of common stock), our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter, and prior to the conversion of our Class B common stock into Class A common stock, our stockholders may only take action by written consent and without a meeting if the action is first recommended or approved by our Board of Directors;
•our articles of incorporation do not provide for cumulative voting;
•vacancies on our Board of Directors may be filled only by our Board of Directors and not by stockholders;
•a special meeting of our stockholders may only be called by the chairperson of our Board of Directors, our CEO, our President, or a majority of our Board of Directors;
•certain litigation against us can only be brought in courts of our state of incorporation;
•our articles of incorporation authorize 100 million shares of undesignated preferred stock, the terms of which may be established and shares of which may be issued, in each case by our Board of Directors without further action by our stockholders; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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
Our bylaws provide that the Eighth Judicial District Court of Clark County, Nevada and the federal district courts of the United States will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, stockholders, officers, or employees.
Our bylaws provide that, following our reincorporation from a Delaware corporation to a Nevada corporation, the Eighth Judicial District Court of Clark County, Nevada (or, if such court does not have jurisdiction, another state district court in Nevada) is the exclusive forum for any action, suit, or proceeding, whether civil, administrative, or investigative (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court following such determination)):
•brought derivatively on our behalf;
•asserting a claim for breach of a fiduciary duty or other duty owed by any current or former director, stockholder, officer, or other employee or fiduciary of our company to us or our stockholders;
•for any internal action (as defined in NRS 78.046) including any action asserting a claim against us arising pursuant to any provision of NRS Chapters 78 or 92A, our articles of incorporation or our bylaws (as either may be amended from time to time), any agreement entered into pursuant to NRS 78.365, or as to which the NRS confers jurisdiction on the district court of the State of Nevada;
•to interpret, apply, enforce, or determine the validity of our articles of incorporation or our bylaws; and
•asserting a claim governed by the internal affairs doctrine.
This provision would not apply to suits prior to completion of our reincorporation from a Delaware corporation to a Nevada corporation, which will continue to be subject to the Court of Chancery of the State of Delaware. It would also not apply to suits brought to enforce any direct claim asserted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In the event that the Eighth Judicial District Court of Clark County, Nevada does not have jurisdiction over any such action, suit, or proceeding, then any other state district court located in the State of Nevada shall be the sole and exclusive forum therefor.
Our bylaws further provide that the federal district courts of the U.S. will be the exclusive forum for resolving any claim asserting a cause of action arising under the Securities Act. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, stockholders, officers, or other employees, which may discourage lawsuits against us and our directors, stockholders, officers, and other employees. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. There has been uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents in Delaware has been challenged in legal proceedings; however, Nevada law (specifically, NRS 78.046) expressly permits the articles of incorporation or bylaws of a corporation, to the extent not inconsistent with any applicable jurisdictional requirements and the laws of the U.S., to include such provisions. We also note that stockholders cannot waive compliance (or consent to noncompliance) with the federal securities laws and the rules and regulations thereunder. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find either exclusive-forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could significantly harm our business.
Our articles of incorporation include a jury trial waiver that could limit the ability of our stockholders to bring or demand a jury trial for internal actions.
Our articles of incorporation provide that, to the fullest extent permitted by the NRS and not inconsistent with any applicable laws of the U.S., any and all internal actions (as defined in NRS 78.046) to be tried in any court of the State of Nevada must be tried before the presiding judge as the trier of fact, and not before a jury. Our articles of incorporation further provide that this requirement operates as a waiver of the right of trial by jury by each party to any internal action to which such requirement applies. However, this requirement does not limit or otherwise affect our stockholders’ right to a jury trial in any action, suit or proceeding that is not an internal action. This waiver is expressly authorized by statute in an amendment to NRS 78.046 enacted in May 2025 pursuant to Assembly Bill No. 239 adopted by the Nevada legislature, but the enforceability of this waiver has not yet been adjudicated in a court of competent jurisdiction.
We do not expect to pay dividends or other distributions in the foreseeable future.
We have never declared nor paid cash dividends or other distributions on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not anticipate declaring or paying any dividends or other distributions to holders of our capital stock in the foreseeable future. Consequently, you may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the listing standards of the NYSE. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our disclosure controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.
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
We are and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, privacy, biometrics, cybersecurity, data protection, consumer protection, product liability, social media- and video game- addiction, false and misleading advertising, employment, class action, fiduciary duty, whistleblower, contract, securities, tort, civil Racketeer Influenced and Corrupt Organizations Act, human trafficking, unfair competition, False Claims Act, unclaimed property, and other litigation claims, including claims related to our advertising practices and use of generative AI, and governmental and other regulatory investigations and proceedings. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. We are and may continue to be subject to legal proceedings asserting claims arising from allegations that we have facilitated gambling by users of our Platform including by minors, that we have misrepresented the safety of our Platform, that our Platform is addictive or otherwise unsafe, that we unlawfully or unfairly benefit from child labor, and that we have misrepresented information about our user base, that we have engaged in copyright infringement, that we have engaged in unlawful employment practices, and suits related to our refund policies. In lawsuits brought on behalf of child users, the court may allow minors to disaffirm or avoid enforcement of our Terms of Use, depending on the circumstances. We have and may continue to be subject to legal proceedings asserting claims on behalf of shareholders related to allegations that discussions of our growth prospects have been misleading and unsustainable due to concerns related to safety and our implementation of parental controls on our Platform and claims that our leadership has engaged in insider trading. In particular, on August 1, 2023, a putative class action was filed against us in the United States District Court for the Northern District of California captioned Colvin v. Roblox asserting various claims arising from allegations that minors used third-party virtual casinos to gamble Robux and on March 14, 2024, Gentry v. Roblox was filed in the United States District Court for the Northern District of California premised on substantially identical allegations as Colvin v. Roblox. The two cases were consolidated on April 18, 2024. On September 26, 2024, a complaint alleging copyright infringement was filed against us and a creator in the Northern District of California, captioned Robinson v. Binello, alleging copyright infringement related to the use of a song in one of our experiences. We may also face litigation arising out of our reincorporation from Delaware to Nevada that was completed in May 2025. Any such legal proceedings, claims, investigations or other proceedings can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. The expenses related to such legal proceedings, claims, investigations, or other proceedings and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of legal proceedings, claims, investigations, or other proceedings, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. We have our headquarters and a large employee presence in San Mateo, California, an area which in recent years has been increasingly susceptible to fires, severe weather events, and power outages, any of which could disrupt our operations, and which contains active earthquake zones. In the event of a major earthquake, hurricane, or other catastrophic event such as fire, power loss, rolling blackouts or power loss, telecommunications failure, pandemic, geopolitical conflicts such as between Russia and Ukraine, India and Pakistan, as well as the U.S., Iran, and Israel, cyber-attack, war, other physical security threats or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our Platform development, lengthy interruptions in our Platform, breaches of security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Acts of terrorism and similar events would also cause disruptions to the internet or the economy as a whole. Global climate change could also result in natural disasters occurring more frequently or with more intense effects, which could cause business interruptions. The long-term effects of the COVID-19 pandemic and recovery from it on society and developer, creator, and user engagement remain uncertain, and a subsequent health crisis or pandemic, as well as the actions taken by various governmental, business and individuals in response, will impact our business, operations and financial results in ways that we may not be able to accurately predict. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Our disaster recovery plan may not be sufficient to address all aspects of any unanticipated consequence or incident, we may not be able to maintain business continuity at profitable levels or at all, and our insurance may not be sufficient to compensate us for the losses that could occur.
Our operations are subject to the effects of changing inflation rates and volatile global economic conditions.
The U.S., Europe, and other key global markets have recently experienced historically high levels of inflation. If the inflation rate continues to increase, it will likely affect all of our expenses, including, but not limited to, employee compensation expenses and energy expenses and it may reduce consumer discretionary spending, which could affect the buying power of our users, developers, and creators and lead to a reduced demand for our Platform.

Geopolitical developments, such as the recent changes in tariff policies of the U.S. and the retaliatory tariff and non-tariff responses by other countries, the prospect of further changes in tariff and trade policies by the U.S., geopolitical conflicts such as between Russia and Ukraine, India and Pakistan, as well as the U.S., Iran, and Israel, continued tensions with China, and the responses by central banking authorities to control inflation, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Adverse macroeconomic conditions, including lower consumer confidence, persistent unemployment, wage and income stagnation, slower growth or a recession, changes to fiscal and monetary policy, inflation, changes in interest rates, foreign exchange fluctuations, economic and trade sanctions, tariffs, the availability and cost of credit, and the strength of the economies in which we and our users are located, have adversely affected and may continue to adversely affect our consolidated financial condition and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
During our most recent fiscal quarter, other than as disclosed below, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
On June 3, 2025, Amy Rawlings, our Chief Accounting Officer, terminated her Rule 10b5-1 trading arrangement, which was intended to satisfy the affirmative defense of Rule 10b5-1(c) and originally adopted on February 27, 2025 for the sale of up to 25,020 shares of Class A common stock, plus 1) additional shares determined based on a written formula that was calculated based on a specified number of shares of Class A common stock resulting from the future vesting of RSUs granted before the adoption date of the trading arrangement and 2) ESPP shares. The trading arrangement was to expire on March 2, 2026 or earlier if all transactions under the trading arrangement were completed.
On June 10, 2025, Arvind Chakravarthy, our Chief People and Systems Officer, terminated his Rule 10b5-1 trading arrangement, which was intended to satisfy the affirmative defense of Rule 10b5-1(c) and originally adopted on February 28, 2025 for the sale of up to 240,220 shares of Class A common stock, plus 1) additional shares determined based on a written formula that was calculated based on a specified number of shares of Class A common stock resulting from the vesting of RSUs granted after the adoption date of the trading arrangement, 2) additional shares determined based on a written formula that was calculated based on a specified number of shares of Class A common stock resulting from the vesting of PSUs granted before the adoption date of the trading arrangement, and 3) ESPP shares. The trading arrangement was to expire on March 31, 2026 or earlier if all transactions under the trading arrangement were completed.
On June 11, 2025, Michael Guthrie, our former Chief Financial Officer, terminated his Rule 10b5-1 trading arrangement, which was intended to satisfy the affirmative defense of Rule 10b5-1(c) and originally adopted on November 12, 2024 for the sale of up to 500,000 shares of Class A common stock. The trading arrangement was to expire on November 21, 2025 or earlier if all transactions under the trading arrangement were completed.

Item 6. Exhibits.

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1	Plan of Conversion.	8-K	001-39763	2.1	June 2, 2025
3.1	Articles of Incorporation of the Registrant.	8-K	001-39763	3.1	June 2, 2025
3.2	Bylaws of the Registrant.	8-K	001-39763	3.2	June 2, 2025
4.1*	Form of Class A common stock certificate of the Registrant.
4.2*	Description of Capital Stock of the Registrant.
10.1*+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
10.2*+	Offer Letter by and between the Registrant and Naveen Chopra, dated June 4, 2025.
10.3*+	Amendment to Separation and Transition Agreement and Supplemental Release by and between the Registrant and Michael Guthrie, dated June 30, 2025.
10.4*+	Change in Control and Severance Agreement by and between the Registrant and Naveen Chopra, effective June 30, 2025.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Roblox Corporation

Date: July 31, 2025	By:	/s/ Naveen Chopra

Naveen Chopra
Chief Financial Officer
(Principal Financial Officer)