Form 10-Q
period 2025-09-30
Roblox Corp
filed 2025-10-30
CIK 1315098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 15, 2025, the registrant had approximately 654,855,044 shares of Class A common stock and 47,070,464 of Class B common stock outstanding, each with a par value of $0.0001 per share.

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
•our efforts to expand age estimation or verification for users who access voice or text-based chat on platform;
•the sufficiency of our cash and cash equivalents and investments to meet our liquidity needs;
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
•our expectations regarding target demographics on platform and genres;
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
•the impact of geopolitical events such as the conflicts between Russia and Ukraine and the U.S., Iran, and Israel, and their impacts on economies globally;
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

SPECIAL NOTE REGARDING OPERATING METRICS
We manage our business by tracking several operating metrics, including average daily active users (“DAUs”), hours engaged, bookings, average bookings per DAU (“ABPDAU”), average monthly unique payers, and average bookings per monthly unique payer. As a management team, we believe each of these operating metrics provides useful information to investors and others. For information concerning these metrics as measured by us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
We believe that these metrics are reasonable estimates of our user base for the applicable period of measurement, and that the methodologies we employ and update from time to time to create these metrics are reasonable bases to identify trends in user behavior. Because we update the methodologies we employ to create metrics, our current and future period metrics may not be comparable to those in prior periods. For example, historically our reported age demographics have been based on age information self-reported by our users. However, we have implemented and continue to develop, implement, and test systems to obtain additional user demographic data, including age verification and/or assurance technology, parental consents, and identification verification and we expect to expand age estimation or verification through such systems for users who access voice or text-based chat on the platform in the near future. Starting in the third quarter of 2025, our reported age demographics are based on a hierarchy of data sources, which may include some of the additional data sources noted above, and in which self-reported data will be used only if we do not obtain additional data regarding the age of the user, such as, for example, through age verification. The data sources and the hierarchy we utilize may change from time to time. As a result of these changes, prior period demographics may not be comparable to future ones. Similarly, our metrics may differ from estimates published by third parties or from similarly-titled metrics from other companies due to differences in methodology.
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
We believe bookings provide a timelier indication of trends in our operating results that are not necessarily reflected in our revenue as a result of the fact that we recognize the majority of revenue over the estimated average lifetime of a paying user, which was 27 months as of September 30, 2025. The change in deferred revenue constitutes the vast majority of the reconciling difference from revenue to bookings. By removing these non-cash adjustments, we are able to measure and monitor our business performance based on the timing of actual transactions with our users and the cash that is generated from these transactions. Over the long term, the factors impacting our revenue and bookings trends are the same. However, in the short-term, there are factors that may cause revenue and bookings trends to differ.

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
Average Monthly Unique Payers
We define monthly unique payers as user accounts that made a payment on the platform or redeemed a prepaid card during a given month. A user account that makes multiple purchases during a given month is counted as a single monthly unique payer. Average monthly unique payers for a specified period is the average of the monthly unique payers for each month during that period. Because an individual user may actively pay on our platform within a particular month on multiple user accounts for which that individual registered, our monthly unique payers are not a measure of unique individual payers on Roblox.
Average Bookings per Monthly Unique Payer
We define average bookings per monthly unique payer as bookings in the specified period divided by the average monthly unique payers for the same specified period.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ROBLOX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	As of
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,016,825	$711,683
Short-term investments	1,843,675	1,697,862
Accounts receivable—net of allowances	634,267	614,838
Prepaid expenses and other current assets	96,242	75,415
Deferred cost of revenue, current portion	761,967	628,232
Total current assets	4,352,976	3,728,030
Long-term investments	2,360,642	1,610,215
Property and equipment—net	677,024	659,589
Operating lease right-of-use assets	617,457	665,885
Deferred cost of revenue, long-term	397,375	321,824
Intangible assets, net	22,777	34,153
Goodwill	142,630	141,688
Other assets	19,928	13,619
Total assets	$8,590,809	$7,175,003
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$88,637	$42,885
Accrued expenses and other current liabilities	341,228	275,754
Developer exchange liability	391,689	339,600
Deferred revenue—current portion	3,708,932	3,004,969
Total current liabilities	4,530,486	3,663,208
Deferred revenue—net of current portion	1,978,861	1,567,007
Operating lease liabilities	617,898	670,051
Long-term debt, net	992,736	1,006,371
Other long-term liabilities	80,591	59,712
Total liabilities	8,200,572	6,966,349
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value; 5,000,000 authorized as of September 30, 2025 and December 31, 2024, 701,867 and 666,419 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; Class A common stock—4,935,000 shares authorized as of September 30, 2025 and December 31, 2024, 654,797 and 618,116 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; Class B common stock—65,000 shares authorized as of September 30, 2025 and December 31, 2024, 47,070 and 48,303 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively
	64	62
Additional paid-in capital	5,136,014	4,220,916
Accumulated other comprehensive income/(loss)	16,185	(3,895)
Accumulated deficit	(4,744,694)	(3,995,637)
Total Roblox Corporation Stockholders’ equity	407,569	221,446
Noncontrolling interest	(17,332)	(12,792)
Total Stockholders’ equity	390,237	208,654
Total Liabilities and Stockholders’ equity	$8,590,809	$7,175,003
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$1,359,646	$918,953	$3,475,530	$2,613,796
Costs and expenses:
Cost of revenue(1)	296,456	204,998	757,294	582,421
Developer exchange fees	427,931	231,536	1,025,866	642,211
Infrastructure and trust & safety	321,365	244,598	824,176	692,596
Research and development	398,306	365,424	1,157,902	1,089,173
General and administrative	144,990	98,733	416,288	302,184
Sales and marketing	67,133	52,592	167,708	124,416
Total costs and expenses	1,656,181	1,197,881	4,349,234	3,433,001
Loss from operations	(296,535)	(278,928)	(873,704)	(819,205)
Interest income	52,089	46,718	147,256	133,271
Interest expense	(10,352)	(10,286)	(31,044)	(30,853)
Other income/(expense), net	(1,770)	2,352	6,620	(1,309)
Loss before income taxes	(256,568)	(240,144)	(750,872)	(718,096)
Provision for/(benefit from) income taxes	803	303	2,639	1,466
Consolidated net loss	(257,371)	(240,447)	(753,511)	(719,562)
Net loss attributable to noncontrolling interest	(1,745)	(1,123)	(4,454)	(3,751)
Net loss attributable to common stockholders	$(255,626)	$(239,324)	$(749,057)	$(715,811)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.37)	$(1.09)	$(1.11)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	697,282	650,961	684,702	642,977
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Consolidated net loss	$(257,371)	$(240,447)	$(753,511)	$(719,562)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(460)	1,303	7,079	682
Net change in unrealized gains on available-for-sale marketable securities	2,791	21,223	12,915	14,166
Other comprehensive income, net of tax	2,331	22,526	19,994	14,848
Total comprehensive loss, including noncontrolling interest	(255,040)	(217,921)	(733,517)	(704,714)
Less: net loss attributable to noncontrolling interest	(1,745)	(1,123)	(4,454)	(3,751)
Less: cumulative translation adjustments attributable to noncontrolling interest	(22)	(119)	(86)	(32)
Other comprehensive loss attributable to noncontrolling interest, net of tax	(1,767)	(1,242)	(4,540)	(3,783)
Total comprehensive loss attributable to common stockholders	$(253,273)	$(216,679)	$(728,977)	$(700,931)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)
Three Months Ended September 30, 2025

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2025	693,161	$64	$4,828,393	$13,832	$(4,489,068)	$(15,565)	$337,656
Issuance of common stock upon exercise of stock options	2,722	—	7,527	—	—	—	7,527
Issuance of common stock under Employee Stock Purchase Plan	437	—	13,164	—	—	—	13,164
Vesting of restricted stock units and performance stock units	5,547	—	—	—	—	—	—
Stock-based compensation expense	—	—	286,930	—	—	—	286,930
Other comprehensive income/(loss)	—	—	—	2,353	—	(22)	2,331
Net loss	—	—	—	—	(255,626)	(1,745)	(257,371)
Balance at September 30, 2025	701,867	$64	$5,136,014	$16,185	$(4,744,694)	$(17,332)	$390,237
Nine Months Ended September 30, 2025

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	666,419	$62	$4,220,916	$(3,895)	$(3,995,637)	$(12,792)	$208,654
Issuance of common stock upon exercise of stock options	17,080	2	46,847	—	—	—	46,849
Issuance of common stock under Employee Stock Purchase Plan	1,448	—	37,623	—	—	—	37,623
Vesting of restricted stock units and performance stock units	16,920	—	—	—	—	—	—
Stock-based compensation expense	—	—	830,628	—	—	—	830,628
Other comprehensive income/(loss)	—	—	—	20,080	—	(86)	19,994
Net loss	—	—	—	—	(749,057)	(4,454)	(753,511)
Balance at September 30, 2025	701,867	$64	$5,136,014	$16,185	$(4,744,694)	$(17,332)	$390,237
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

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Consolidated net loss	$(753,511)	$(719,562)
Adjustments to reconcile consolidated net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	162,831	175,126
Stock-based compensation expense	830,628	757,558
Operating lease non-cash expense	88,663	88,592
Accretion on marketable securities, net	(50,199)	(60,442)
Amortization of debt issuance costs	1,065	1,023
Impairment expense, (gain)/loss on investment and other asset sales, and other, net	2,527	2,350
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(21,424)	119,460
Prepaid expenses and other current assets	(21,573)	3,340
Deferred cost of revenue	(208,615)	(99,491)
Other assets	(6,242)	(4,922)
Accounts payable	21,695	(4,404)
Accrued expenses and other current liabilities	36,745	(15,278)
Developer exchange liability	52,089	15,405
Deferred revenue	1,113,135	409,809
Operating lease liabilities	(84,561)	(54,621)
Other long-term liabilities	26,107	23,882
Net cash and cash equivalents provided by operating activities	1,189,360	637,825
Cash flows from investing activities:
Acquisition of property and equipment	(142,557)	(115,786)
Payments related to business combination, net of cash acquired	—	(2,840)
Purchases of intangible assets	(1,000)	(1,370)
Purchases of investments	(4,071,390)	(3,474,187)
Maturities of investments	2,668,639	2,431,770
Sales of investments	573,183	394,853
Net cash and cash equivalents used in investing activities	(973,125)	(767,560)
Cash flows from financing activities:
Proceeds from issuance of common stock	84,505	57,196
Financing payments related to acquisitions	—	(4,450)
Net cash and cash equivalents provided by financing activities	84,505	52,746
Effect of exchange rate changes on cash and cash equivalents	4,402	1,154
Net increase/(decrease) in cash and cash equivalents	305,142	(75,835)
Cash and cash equivalents
Beginning of period	711,683	678,466
End of period	$1,016,825	$602,631
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities	$47,634	$23,255
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
In the Company’s opinion, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 2025 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other interim period.
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
Change in Accounting Estimate
At the onset of the second quarter of 2024, we updated our estimated paying user life from 28 months to 27 months, where it remained through September 30, 2025. Based on the carrying amount of deferred revenue and deferred cost of revenue as of March 31, 2024, the change resulted in an increase in revenue and cost of revenue of $26.4 million and $5.4 million, respectively, during the three months ended September 30, 2024 and $85.3 million and $17.8 million, respectively, during the nine months ended September 30, 2024.
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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose specific tax rate reconciliation categories, as well as income taxes paid disaggregated by jurisdiction, amongst other disclosure enhancements. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The ASU can be adopted on a prospective or retrospective basis. The Company is evaluating the disclosure requirements related to the new standard, and anticipates that the adoption will result in expanded disclosures.
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introduces a more judgment-based approach. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2027 and interim periods within those fiscal years. The ASU can be early adopted and should be applied using either the prospective, modified, or retrospective transition approach. The Company is currently evaluating the disclosure requirements related to the new standard.

3. Revenue from Contracts with Customers
The following table summarizes revenue by region based on the billing country of users (in thousands, except percentages):

	Three Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada(1)	$816,680	61%	$583,011	64%
Europe	264,570	19	167,758	18
Asia-Pacific, including Australia and New Zealand	152,880	11	95,507	10
Rest of world	125,516	9	72,677	8
Total	$1,359,646	100%	$918,953	100%

	Nine Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada(1)	$2,133,594	61%	$1,658,442	63%
Europe	662,878	19	476,729	18
Asia-Pacific, including Australia and New Zealand	377,622	11	275,836	11
Rest of world	301,436	9	202,789	8
Total	$3,475,530	100%	$2,613,796	100%
(1)The Company’s revenues in the United States were 56% and 58% of consolidated revenue for the three and nine months ended September 30, 2025, respectively, and 60% and 59% for the three and nine months ended September 30, 2024, respectively.
No individual country, other than the United States, exceeded 10% of the Company’s consolidated revenue for any period presented.
Durable virtual items accounted for 78% and 86% of virtual item-related revenue for the three and nine months ended September 30, 2025, respectively, and 92% for each of the three and nine months ended September 30, 2024. Consumable virtual items accounted for 22% and 14% of virtual item-related revenue for the three and nine months ended September 30, 2025, respectively, and 8% for each of the three and nine months ended September 30, 2024.
At the onset of the second quarter of 2024, we updated our estimated paying user life from 28 months to 27 months, where it remained through September 30, 2025.
Deferred Revenue
The Company receives payments from its users based on the payment terms established in its contracts. Such payments are initially recorded to deferred revenue and are recognized into revenue as the Company satisfies its performance obligations. The aggregate amount of revenue allocated to unsatisfied performance obligations is included in our deferred revenue balances.
The increase in deferred revenue for the nine months ended September 30, 2025 was driven by sales during the period exceeding revenue recognized from the satisfaction of our performance obligations, which includes the revenue recognized during the period that was included in the current portion of deferred revenue at the beginning of the period. During the nine months ended September 30, 2025, we recognized $2,385.0 million of revenue that was included in the current deferred revenue balance as of December 31, 2024.

4. Leases
In the third quarter of 2025, the Company executed new operating lease agreements for two buildings at its corporate headquarters that will commence upon the completion of current leases, which complete at the end of 2028 and 2029, for terms ranging from four to five years. The Company will also lease an additional 68,333 square feet of office space at one of the aforementioned buildings for a lease term of approximately eight years, with possession of the majority of the additional space expected to occur in the fourth quarter of 2025. The total incremental base rent under these agreements is approximately $146.5 million (net of rent abatement and tenant improvement allowance).
The Company has executed subleases as sub-lessor pursuant to which it has subleased office space in its former San Mateo, California corporate headquarters. Sublease income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sublease income	$2,735	$2,331	$7,531	$6,074
5. Cash Equivalents and Investments
The following is a summary of the Company’s cash equivalents and short-term and long-term investments (in thousands):

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$832,224	$—	$—	$832,224	$832,224	$—	$—
U.S. Treasury securities	2,541,422	5,998	(528)	2,546,892	60,765	1,405,662	1,080,465
Subtotal	3,373,646	5,998	(528)	3,379,116	892,989	1,405,662	1,080,465
Level 2
U.S. agency securities	483,236	241	(73)	483,404	—	—	483,404
Certificates of deposits	1,676	—	—	1,676	—	1,676	—
Commercial paper	353,267	20	—	353,287	—	353,287	—
Corporate debt securities	870,782	5,710	(181)	876,311	—	79,538	796,773
Subtotal	1,708,961	5,971	(254)	1,714,678	—	434,501	1,280,177
Total Debt Securities	$5,082,607	$11,969	$(782)	$5,093,794	$892,989	$1,840,163	$2,360,642
Equity Securities
Level 1
Mutual funds(1)				$3,512	$—	$3,512	$—
Total Equity Securities				$3,512	$—	$3,512	$—
Total Cash Equivalents and Investments	$5,082,607	$11,969	$(782)	$5,097,306	$892,989	$1,843,675	$2,360,642

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$615,890	$—	$—	$615,890	$615,890	$—	$—
U.S. Treasury securities	2,159,558	1,886	(4,446)	2,156,998	—	1,402,694	754,304
Subtotal	2,775,448	1,886	(4,446)	2,772,888	615,890	1,402,694	754,304
Level 2
U.S. agency securities	293,423	82	(211)	293,294	—	1	293,293
Commercial paper	280,243	—	(1)	280,242	19,818	260,424	—
Corporate debt securities	594,221	2,202	(1,240)	595,183	—	32,565	562,618
Subtotal	1,167,887	2,284	(1,452)	1,168,719	19,818	292,990	855,911
Total Debt Securities	$3,943,335	$4,170	$(5,898)	$3,941,607	$635,708	$1,695,684	$1,610,215
Equity Securities
Level 1
Mutual funds(1)				$2,178	$—	$2,178	$—
Total Equity Securities				$2,178	$—	$2,178	$—
Total Cash Equivalents and Investments	$3,943,335	$4,170	$(5,898)	$3,943,785	$635,708	$1,697,862	$1,610,215
(1)The equity securities relate to the Company’s nonqualified deferred compensation plan and are held in a rabbi trust.
As of September 30, 2025, all of the Company’s short-term debt investments have contractual maturities of one year or less and all of the Company’s long-term debt investments have contractual maturities between one and five years.
Changes in market interest rates, credit risk of borrowers, and overall market liquidity, amongst other factors, may cause our short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of September 30, 2025, the unrealized losses were primarily driven by increases in market interest rates following the date of purchase and the Company does not intend to sell, nor is it more likely than not it will be required to sell, such securities before recovering the amortized cost basis.
The following table presents fair values and gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$391,877	$(421)	$52,366	$(107)	$444,243	$(528)
U.S. agency securities	92,671	(73)	—	—	92,671	(73)
Corporate debt securities	108,180	(181)	—	—	108,180	(181)
Total	$592,728	$(675)	$52,366	$(107)	$645,094	$(782)

	As of December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$638,363	$(4,434)	$25,891	$(12)	$664,254	$(4,446)
U.S. agency securities	102,229	(211)	—	—	102,229	(211)
Commercial paper	10,937	(1)	—	—	10,937	(1)
Corporate debt securities	256,629	(1,233)	3,041	(7)	259,670	(1,240)
Total	$1,008,158	$(5,879)	$28,932	$(19)	$1,037,090	$(5,898)

6. Goodwill and Intangible Assets
Goodwill
The following table represents the changes to goodwill during the nine months ended September 30, 2025 (in thousands):

Carrying Amount
Balance as of December 31, 2024	$141,688
Foreign currency translation adjustments	942
Balance as of September 30, 2025	$142,630
There are no accumulated impairment losses for any period presented.
Intangible Assets
The following tables present details of the Company’s finite-lived intangible assets as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$75,291	$(65,246)	$10,045
Patents	14,200	(3,275)	10,925
Assembled workforce	11,000	(10,028)	972
Trade name	500	(408)	92
Total intangible assets	$100,991	$(78,957)	$22,034

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$75,291	$(54,348)	$20,943
Patents	14,200	(2,150)	12,050
Assembled workforce	10,000	(9,750)	250
Trade name	500	(333)	167
Total intangible assets	$99,991	$(66,581)	$33,410
The above tables do not include $0.7 million of indefinite lived intangible assets as of September 30, 2025 and December 31, 2024.
Amortization expense related to our finite-lived intangible assets was $4.1 million and $12.4 million for the three and nine months ended September 30, 2025, respectively, and $4.7 million and $14.8 million for the three and nine months ended September 30, 2024, respectively.
Expected future amortization expenses related to the Company’s finite-lived intangible assets as of September 30, 2025 are as follows (in thousands):

Year ending December 31:
Remainder of 2025	$6,042
2026	4,380
2027	3,430
2028	2,132
2029	1,500
Thereafter	4,550
Total remaining amortization expense	$22,034

7. Other Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Prepaid expenses	$55,557	$47,919
Accrued interest receivable	27,711	19,690
Other current assets	12,974	7,806
Total prepaid expenses and other current assets	$96,242	$75,415
Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Servers and related equipment and software	$1,006,871	$898,598
Computer hardware and software licenses	45,727	55,002
Furniture and fixtures	2,333	2,121
Leasehold improvements	258,951	245,150
Construction in progress	8,880	46,158
Total property and equipment	1,322,762	1,247,029
Less accumulated depreciation and amortization	(645,738)	(587,440)
Property and equipment—net	$677,024	$659,589
Construction in progress primarily relates to networking and other infrastructure equipment to support the Company’s data centers.
In the third quarter of 2024, the Company re-assessed the estimated useful life of certain software licenses, resulting in the acceleration of their remaining depreciation expense of $17.9 million within infrastructure and trust & safety expenses. Total depreciation and amortization expense of property and equipment was $51.2 million and $150.4 million for the three and nine months ended September 30, 2025, respectively, and $63.9 million and $160.4 million for the three and nine months ended September 30, 2024, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Accrued operating expenses and liabilities	$78,849	$49,478
Short-term operating lease liabilities	139,038	128,857
Accrued interest on the 2030 Notes	16,146	6,458
Taxes payable	53,377	54,609
Accrued compensation and other employee related liabilities	25,511	28,147
Short-term debt	14,700	—
Other current liabilities	13,607	8,205
Total accrued expenses and other current liabilities	$341,228	$275,754

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
As of September 30, 2025, the Company was in compliance with all of its covenants under the Indenture.

The net carrying amount of the 2030 Notes, which is presented as a component of long-term debt in the Company’s condensed consolidated financial statements, was as follows (in thousands):

	As of
	September 30, 2025	December 31, 2024
2030 Notes
Principal	$1,000,000	$1,000,000
Unamortized issuance costs	(7,264)	(8,329)
Net carrying amount	$992,736	$991,671
Interest expense related to the 2030 Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$9,688	$9,688	$29,064	$29,064
Amortization of debt issuance costs	359	344	1,065	1,023
Total interest expense	$10,047	$10,032	$30,129	$30,087
The debt issuance costs for the 2030 Notes are amortized to interest expense over the term of the 2030 Notes using an annual effective interest rate of 4.05%.
As of September 30, 2025 and December 31, 2024, the estimated fair value of the 2030 Notes was approximately $954.9 million and $901.5 million, respectively, determined based on the last trading price of the 2030 Notes during the reporting period (a Level 2 input).
Joint Venture Financing
Refer to Note 13, “Joint Venture”, in the notes to the condensed consolidated financial statements for additional information on debt issued by the Company’s consolidated subsidiary, Roblox China Holding Corp.
9. Commitments and Contingencies
Lease Commitments—The Company leases office facilities and space for data center operations under operating leases expiring in various years through 2035. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. All of the Company’s leases are accounted for as operating leases. There has been no material change in the Company’s lease commitments during the nine months ended September 30, 2025, except for lease commitments primarily related to office facilities and data centers in the ordinary course of business.
Purchase Obligations—Non-cancellable contractual purchase obligations primarily consist of contracts associated with data center hosting providers, software vendors, and payment processors. There have been no material changes in the Company’s purchase obligations during the nine months ended September 30, 2025, other than non-cancellable purchase commitments made in the ordinary course of business, primarily related to data center hosting providers, software vendors, and payment processors.
Letters of Credit—The Company has letters of credit in connection with its operating leases which are not reflected in the Company’s condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. There have been no material changes to the Company’s letters of credit during the nine months ended September 30, 2025.
Legal Proceedings—The Company is and, from time to time may in the future become, involved in legal proceedings, claims, and litigation in the ordinary course of business.
As of September 30, 2025 and December 31, 2024, the Company accrued for immaterial losses related to litigation matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated. The Company considered the progress of these cases, the opinions and views of its legal counsel and outside advisors, its experience and settlements in similar cases, and other factors in arriving at the conclusion that a potential loss was probable.

The Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for all its litigation matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation. The Company has and may continue to incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings. The maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty and the ultimate resolution of one or more of these matters could ultimately have a material adverse effect on our operations.
On August 1, 2023, a putative class action was filed against the Company in the United States District Court for the Northern District of California, captioned Colvin v. Roblox (the “Colvin matter”), asserting various claims arising from allegations that minors used third-party virtual casinos to gamble Robux. On December 15, 2023, the Company filed a motion to dismiss and on March 26, 2024, the motion to dismiss was granted in part and denied in part, allowing plaintiffs’ negligence and California Unfair Competition Law claims to proceed. On March 28, 2024, a supplemental order clarified that plaintiffs’ claims for unjust enrichment and equitable relief could proceed as well. On April 9, 2024, plaintiffs filed an amended complaint re-alleging the California Consumer Legal Remedies Act and New York General Business Law claims that had been dismissed.
Separately, on March 14, 2024, Gentry v. Roblox was filed in the United States District Court for the Northern District of California premised on substantially identical allegations as the Colvin matter. On April 18, 2024, the Gentry v. Roblox matter was consolidated with the Colvin matter. Plaintiffs filed a consolidated complaint on April 23, 2024. The consolidated complaint seeks monetary damages, including actual, punitive, and statutory damages, restitution, attorneys’ fees and costs, and declaratory and injunctive relief. The Company filed a motion to dismiss the consolidated complaint on May 14, 2024, which the court granted in part and denied in part on September 19, 2024. The court dismissed with prejudice plaintiffs’ fraud-based claims and claims for injunctive relief, but allowed plaintiffs’ claims under California’s Unfair Competition Law and for negligence and unjust enrichment to proceed. On October 30, 2024, the Company filed an answer denying plaintiffs’ claims. On November 20, 2024, the Company filed an Amended Answer, again denying plaintiffs’ claims, and adding cross-claims against virtual casino defendants for intellectual property infringement, violation of the Computer Fraud and Abuse Act, breach of contract, tortious interference, and indemnification, among others. One of the cross-defendants, Based Plate Studios, LLC moved to dismiss the Company’s claims. On April 16, 2025, the court granted in part and denied in part Based Plate Studios’ motion to dismiss, allowing the Company’s claims against Based Plate Studios for trademark infringement, violation of California Comprehensive Computer Data Access and Fraud Act, tortious interference with contract, breach of contract, and indemnification to proceed. On June 2, 2025, plaintiffs filed a Second Amended Complaint, adding new defendants and more detailed allegations regarding existing plaintiffs. The Company filed a motion to dismiss portions of the Second Amended Complaint on June 23, 2025. Hearing on that motion was held on September 4, 2025 and a ruling is pending. Discovery is ongoing.
On September 16, 2024, Robinson v. Binello was filed in the United States District Court for the Northern District of California as Case No. 3:24-cv-06501. The complaint alleges the Company and one of its developers engaged in copyright infringement because a recording that plaintiff allegedly owns a copyright for was allegedly featured in the “Meep City” experience on Roblox from 2016 to 2022. Plaintiff is seeking a declaration that the Company has willfully infringed their work, actual damages, equitable relief, pre-judgment and post-judgment interest, and such other relief as the court deems proper. The Company has retained counsel and filed a motion to dismiss on November 1, 2024. On March 24, 2025, the court granted in part and denied in part the Company’s motion, allowing claims for direct copyright infringement and vicarious copyright infringement to proceed. The Company filed an answer denying the claims on April 28, 2025. Discovery is ongoing.
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

10. Stockholders’ Equity
As of September 30, 2025, the Company had 4,935.0 million shares of Class A common stock authorized, with a par value of $0.0001 per share, 65.0 million shares of Class B common stock authorized, with a par value of $0.0001 per share, and 100.0 million shares of preferred stock authorized, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to 20 votes per share.
Class A and Class B common stock are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted.
The Company reserved shares of common stock for future issuance as follows (in thousands):

	As of
	September 30, 2025	December 31, 2024
Stock options outstanding	10,363	27,458
Restricted Stock Units (“RSUs”) outstanding	28,179	34,941
Performance Stock Units (“PSUs”) outstanding(1)	2,719	2,304
2020 Equity Incentive Plan	114,402	91,642
2020 Employee Stock Purchase Plan	26,072	20,855
Other awards and warrants outstanding or unreleased	339	367
Total	182,074	177,567
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
Stock-Based Compensation Expense
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Infrastructure and trust & safety	$36,537	$29,078	$104,705	$84,326
Research and development	195,828	189,064	561,426	542,867
General and administrative	41,509	36,345	126,074	102,786
Sales and marketing	13,056	10,678	38,423	27,579
Total stock-based compensation expense	$286,930	$265,165	$830,628	$757,558

Stock Options
The following table summarizes the Company’s stock option activity (in thousands, except per option data and remaining contractual term):

	Stock Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price (per Option)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances as of December 31, 2024	27,458	$3.08	4.24	$1,504,261
Granted	—	—
Cancelled, forfeited, and expired	(15)	$5.21
Exercised	(17,080)	$2.75
Balances as of September 30, 2025	10,363	$3.62	3.36	$1,397,965
Exercisable as of September 30, 2025	10,363	$3.62	3.36	$1,397,924
Vested and expected to vest at September 30, 2025	10,363	$3.62	3.36	$1,397,965
RSUs and PSUs
The following table summarizes the Company’s RSU and PSU activity, excluding the 2024 CEO PSU Award, which is described in more detail in the following section (in thousands, except per share data):

	Unvested RSUs Outstanding(1)		Unvested PSUs Outstanding(2)
	Number of Shares	Weighted-Average Grant Date Fair Value (per Share)	Number of Shares	Weighted-Average Grant Date Fair Value (per Share)
Unvested as of December 31, 2024	34,941	$41.07	1,411	$43.00
Granted	12,875	$77.85	1,261	$57.91
Vested	(16,699)	$44.72	(224)	$45.70
Cancelled	(2,938)	$40.61	(621)	$46.47
Unvested as of September 30, 2025	28,179	$55.76	1,827	$51.78
(1)The unvested RSUs balances of September 30, 2025 and December 31, 2024 both exclude 0.1 million of RSUs associated with the Company’s nonqualified deferred compensation plan that have vested but have not yet been released.
(2)Includes PSUs issued to certain members of management (the “Management PSUs”) in each of the years 2022 through 2025 and excludes the 2024 CEO PSU Award, which is described in more detail below. The Management PSUs include awards with financial performance-based targets and market performance-based targets. All unvested PSU balances and grants are shown at the aggregate maximum number of shares that were granted and may be earned and issued with respect to each award over its full term. Stock-based compensation expense recognized related to the Management PSUs was $10.2 million and $32.8 million during the three and nine months ended September 30, 2025, respectively, and $8.5 million and $12.3 million during the three and nine months ended September 30, 2024, respectively.
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
The Company recorded $7.4 million and $21.9 million of stock-based compensation expense related to the 2024 CEO PSU Award during the three and nine months ended September 30, 2025, respectively, and $7.3 million and $25.1 million of stock-based compensation expense related to the 2024 CEO PSU Award and CEO Long-Term Performance Award, in total, during the three and nine months ended September 30, 2024, respectively, within general and administrative expenses.
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
As of September 30, 2025, the target number of 2025 PSU Awards was 555,061 in total, with 80% of the target number of shares allocated to the cumulative bookings performance measure and 20% of the target number of shares allocated to the cumulative PSU Adjusted EBITDA margin performance measure.
The Company recognizes stock-based compensation expense for the 2025 PSU Awards based upon the per-share grant date fair value on an accelerated attribution method over the requisite service period of each separately vesting tranche. At each reporting period, the amount of stock-based compensation expense is determined based on the probability of achievement against the pre-established performance measures and if necessary, a cumulative catch-up adjustment is recorded to reflect any revised estimates regarding the probability of achievement.
Employee Stock Purchase Plan
The Company recorded $3.8 million and $10.3 million of stock-based compensation expense related to the 2020 ESPP during the three and nine months ended September 30, 2025, respectively, and $3.2 million and $14.7 million during the three and nine months ended September 30, 2024, respectively.
12. Accumulated Other Comprehensive Income/(Loss)
The following table shows a summary of changes in accumulated other comprehensive income/(loss) by component for the nine months ended September 30, 2025 (in thousands):

	Foreign Currency Translation	Unrealized Gains/ (Losses) on Available-For-Sale Debt Securities	Total
Balance as of December 31, 2024	$(2,167)	$(1,728)	$(3,895)
Other comprehensive income, net of tax, before reclassifications	7,165	15,128	22,293
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(2,213)	(2,213)
Change in accumulated other comprehensive income, net of tax	7,165	12,915	20,080
Balance as of September 30, 2025	$4,998	$11,187	$16,185
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
The portion of the 2026 Notes outstanding to Songhua is reflected in the Company’s condensed consolidated financial statements as accrued expenses and other current liabilities as of September 30, 2025 and long-term debt, net as of December 31, 2024, at its principal amount, while the portion outstanding to the Company – including any related interest expense – is eliminated upon consolidation. Interest expense related to the 2026 Notes was not material for any of the periods presented.
14. Income Taxes
The Company is subject to federal and state income tax in the United States, as well as foreign tax jurisdictions in which it conducts business. The Company does not provide for U.S. income taxes or foreign withholding taxes on the undistributed earnings of its profitable foreign subsidiaries because it intends to permanently reinvest such earnings in foreign operations.
The provision for/(benefit from) income taxes for the three and nine months ended September 30, 2025 and 2024 consisted of immaterial federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance on its federal, state, and certain foreign net deferred tax assets as it is not likely that the deferred assets will be utilized. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowance on the Company’s deferred tax assets.
15. Basic and Diluted Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted net loss per share
Numerator
Consolidated net loss	$(257,371)	$(240,447)	$(753,511)	$(719,562)
Less: net loss attributable to noncontrolling interest	(1,745)	(1,123)	(4,454)	(3,751)
Net loss attributable to common stockholders	$(255,626)	$(239,324)	$(749,057)	$(715,811)
Denominator
Weighted-average common shares used in computing net loss per share attributable to common stockholders, based and diluted	697,282	650,961	684,702	642,977
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.37)	$(1.09)	$(1.11)

The potential shares of common stock that were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive are as follows (in thousands):

	As of September 30,
	2025	2024
Stock options outstanding	10,363	32,160
RSUs outstanding	28,179	36,467
2020 ESPP	1,043	1,665
PSU awards based on performance target achievement at period-end(1)	669	43
Other awards and warrants outstanding or unreleased	339	314
Total	40,593	70,649
(1)Represents the actual or hypothetical number of unvested shares earned under the Company’s PSU awards, based on actual performance as of the respective balance sheet date.
16. Reportable Segments
The following represents segment information for the Company’s single operating segment, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,359,646	$918,953	$3,475,530	$2,613,796
Add (deduct):
Cost of revenue(1)	$(296,456)	$(204,998)	$(757,294)	$(582,421)
Developer exchange fees	(427,931)	(231,536)	(1,025,866)	(642,211)
Adjusted infrastructure expenses(2)	(204,295)	(121,438)	(480,930)	(349,469)
Adjusted trust & safety expenses(2)	(71,450)	(61,875)	(209,895)	(190,269)
Personnel costs, excluding stock-based compensation expense and excluding infrastructure and trust & safety personnel costs	(219,331)	(177,525)	(642,396)	(553,545)
Stock-based compensation expense, excluding infrastructure and trust & safety stock-based compensation expense	(250,393)	(236,087)	(725,923)	(673,232)
Depreciation and amortization expense	(55,313)	(68,613)	(162,831)	(175,126)
Other segment items(3)	(132,782)	(93,457)	(337,479)	(268,037)
Interest income	52,089	46,718	147,256	133,271
Interest expense	(10,352)	(10,286)	(31,044)	(30,853)
(Provision for)/benefit from income taxes	(803)	(303)	(2,639)	(1,466)
Consolidated net loss	$(257,371)	$(240,447)	$(753,511)	$(719,562)
(1)Depreciation of servers and infrastructure equipment is included in infrastructure and trust & safety expenses in the Company’s consolidated statement of operations.
(2)Adjusted infrastructure and adjusted trust & safety expenses exclude depreciation and amortization expense.
(3)Other segment items primarily include expenses for professional services, facilities, advertising and promotions, transactional taxes, and other income/(expense), net.
17. Subsequent Events
On October 1, 2025, the Company executed a lease agreement pursuant to which it will lease 44,201 square feet of combined data center co-location and office space in Sterling, Virginia, for a lease term of approximately 10 years. The total incremental base rent under the agreement is approximately $220.0 million. The Company expects to take possession of the majority of the space in the fourth quarter of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2024 included in our Annual Report on Form 10-K, which was filed with the SEC on February 18, 2025. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, that involve risks, uncertainties, and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and “Special Note Regarding Operating Metrics” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future. Unless the context otherwise requires, all references in this report to “Roblox,” the “Company,” “we,” “our,” “us,” or similar terms refer to Roblox Corporation and its subsidiaries.
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
Our mission is to connect a billion users with optimism and civility. We are constantly improving the ways in which our Platform supports shared experiences, ranging from how these experiences are built by an engaged community of developers and creators to how they are enjoyed and safely accessed by users across the globe. We also believe there is a strong potential to capture a greater percentage of the global gaming market within the Roblox ecosystem. Our goal is to make it as easy as possible for creators and developers to build better and safer experiences, including games, and ultimately reach more users. We continue to invest in creating tools for our developers designed to promote key experience genres and deepen engagement on our Platform.
Consistent with our free to play business model, a small portion of our users have historically been payers. For example, in the three months ended September 30, 2025, of our 151.5 million average DAUs, only approximately 2,250,000 represented our average daily unique paying users. Similarly, in the three months ended September 30, 2025, our average daily bookings per DAU was $0.14, whereas our average daily bookings per daily unique paying user was $9.28. We believe that maintaining and growing our overall number of DAUs, including the number of DAUs who may not purchase and spend Robux, is important to the success of our business. As a result, we believe that the number of DAUs who choose to purchase and spend Robux will continue to constitute a small portion of our overall users.
We are constantly innovating our safety tools and launching new safeguards to promote a safe and enjoyable environment for all our users. As our safety teams continue to innovate and use advancements in technology to help users feel safe on our Platform, we expect to continue to implement Platform policy, product, technology and other changes, including in anticipation of and in response to regulatory requirements and evolving guidance from leading global organizations focused on child and internet safety in the U.S. and abroad. Specifically, in the near future, we expect to expand age verification and/or assurance technology, parental consents or identification verification for users who access voice or text-based chat on the Roblox Platform. Our safety changes have impacted and in the future may continue to impact user engagement, retention, revenue, and bookings, particularly from younger users.
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
We believe that DAUs, hours engaged, and bookings are highly correlated and over long periods of time, we would expect hours engaged to grow slightly faster than DAUs, and bookings to grow faster than hours engaged. There are many reasons, but generally over long periods of time, as the content on our Platform improves and DAUs increase in tenure, hours engaged tend to go up. Similarly, over time as the content improves and our Platform functionality gets better, we expect more users to become payers and for payers, on average, to increase their purchase of Robux which drives up both average bookings per monthly unique payer and overall bookings per hour engaged. Further, we expect growth in our payers and monetization to lead to growth in revenue and bookings. Within any given period, the relative behavior of the metrics has not been, and will not always be, consistent. For example, in periods of high international growth we may see hours engaged grow faster than bookings as a result of the variation in regional monetization. Additionally, engagement and monetization may vary depending on the popularity and virality of certain experiences.

Average Bookings per DAU (“ABPDAU”)
We define ABPDAU as bookings in a given period divided by the DAUs for the same period. We use ABPDAU as a way to understand our monetization across our users.
Refer to the section titled “Non-GAAP Financial Measures” for the definition of and discussion on bookings, including its limitations as a non-GAAP financial measure.

Average Monthly Unique Payers
We define monthly unique payers as user accounts that made a payment on the Platform or redeemed a prepaid card during a given month. Average monthly unique payers for a specified period is the average of the monthly unique payers for each month during that period. We use this measure to understand our monetization across our payers.
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
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to bookings, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of revenue to bookings:
Revenue	$1,359,646	$918,953	$3,475,530	$2,613,796
Add (deduct):
Change in deferred revenue	572,853	216,325	1,115,817	410,657
Other	(10,682)	(6,758)	(25,192)	(16,998)
Bookings	$1,921,817	$1,128,520	$4,566,155	$3,007,455

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
The following table presents a reconciliation of consolidated net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of consolidated net loss to Adjusted EBITDA:
Consolidated net loss	$(257,371)	$(240,447)	$(753,511)	$(719,562)
Add (deduct):
Interest income	(52,089)	(46,718)	(147,256)	(133,271)
Interest expense	10,352	10,286	31,044	30,853
Other (income)/expense, net	1,770	(2,352)	(6,620)	1,309
Provision for/(benefit from) income taxes	803	303	2,639	1,466
Depreciation and amortization expense	55,313	68,613	162,831	175,126
Stock-based compensation expense	286,930	265,165	830,628	757,558
Other charges	—	108	2,274	1,101
Adjusted EBITDA	$45,708	$54,958	$122,029	$114,580
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
The following table presents a reconciliation of net cash and cash equivalents provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Reconciliation of net cash and cash equivalents provided by operating activities to free cash flow:
Net cash and cash equivalents provided by operating activities	$1,189,360	$637,825
Deduct:
Acquisition of property and equipment	(142,557)	(115,786)
Purchases of intangible assets	(1,000)	(1,370)
Free cash flow	$1,045,803	$520,669
Acquisition of property and equipment primarily includes leasehold improvements related to our leased office spaces and data centers, servers, infrastructure equipment, and capitalized software licenses.

Change in Accounting Estimate
At the onset of each quarter, we complete an assessment of our estimated average lifetime of a paying user, which is used for revenue recognition of durable virtual items and calculated based on historical monthly retention data for each paying user cohort to project future participation on the Roblox Platform. Following that assessment and effective April 1, 2024, the average lifetime of a paying user was estimated to be 27 months, a decrease compared to the previous estimate of 28 months. The estimated paying user life remained at 27 months through September 30, 2025.
Based on the carrying amount of deferred revenue and deferred cost of revenue as of March 31, 2024, the change resulted in an increase in revenue and cost of revenue during the three months ended September 30, 2024 of $26.4 million and $5.4 million, respectively, and during the nine months ended September 30, 2024 of $85.3 million and $17.8 million, respectively.
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
We generate substantially all of our revenue through the sale of or access to virtual content to users, enabling them to enhance their social experience on the Roblox Platform. We recognize revenue over the estimated period of time the virtual content is available to the user on the Roblox Platform (estimated average lifetime of a paying user) or at the time the virtual content is consumed. In recent periods, we have seen an increase in user purchases of consumable virtual content, which results in a higher amount of revenue from bookings generated in the same period. For example, consumable virtual items accounted for 22% and 14% of virtual item-related revenue for the three and nine months ended September 30, 2025, respectively, and 8% for each of the three and nine months ended September 30, 2024. In the future, we expect to continue seeing the mix of durable and consumable revenues shift in either direction based on user purchasing preferences, the variety of virtual content being offered by developers and creators, and seasonal variations, amongst other factors.
The estimated average lifetime of a paying user is calculated based on the monthly retention data for each paying user cohort. We then calculate the average retention period by determining the weighted-average period paying users have spent on the Platform and are projected to participate on the Roblox Platform.
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
Personnel costs generally include employee expenses (salaries, benefits, and stock-based compensation expense) and contractor expenses, and are reflected in each expense category, with the exception of cost of revenue and developer exchange fees. In the three and nine months ended September 30, 2025, personnel costs were $537.3 million and $1,564.2 million, respectively, and during the three and nine months ended September 30, 2024, were $467.4 million and $1,390.7 million, respectively.

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
Beginning September 5, 2025, we increased the exchange rate of earned Robux to fiat currency by 8.5% for all Robux earned by developers and creators in our Developer Exchange Program. The change applies prospectively to all earned Robux.
In order to be qualified for our Developer Exchange Program and eligible to exchange earned Robux for fiat currency, developers and creators must meet certain conditions, such as having earned the minimum amount of Robux required to qualify for the program, a verified developer account, and an account in good standing. On January 31, 2022, we reduced the minimum amount of earned Robux required to qualify for the program from 100,000 Robux to 50,000 Robux and subsequently on January 31, 2023, we further reduced the minimum requirement from 50,000 Robux to 30,000 Robux. We believe these reductions in the minimum amounts required further incentivize our developer and creator community, and promote the long-term growth and the health of such community. As of September 30, 2025, over 32,000 developers and creators qualified for and were registered in our Developer Exchange Program.
A major goal of ours is to continue increasing developer and creator earnings by continuing to (i) create new earnings methods and enhancing existing ones and (ii) pass on efficiencies realized in other areas of our business, while maintaining reasonable margins.
Infrastructure and trust & safety
Infrastructure and trust & safety expenses consist primarily of expenses related to the operation of our data centers and technical infrastructure. These costs include third-party service provider costs, such as cloud computing or other hosting and data storage, facilities-related expenses for our co-located data centers and edge data centers that we lease and operate, and network and bandwidth costs, as well as depreciation and associated support and maintenance costs of our servers and infrastructure equipment. Depreciation and amortization expense related to infrastructure and trust & safety in the three and nine months ended September 30, 2025 was $45.6 million and $133.3 million, respectively, and in the three and nine months ended September 30, 2024 was $61.3 million and $152.9 million, respectively.

We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support more sophisticated content, more users, and increased engagement. In fiscal year 2023, we invested heavily in our infrastructure, and as a result, were able to moderate our investment in infrastructure throughout fiscal year 2024 and into the first quarter of 2025. Since that time, our investment in infrastructure has grown to meet the demands of continued Platform growth. Over the long term, we expect to increase our investment to support our global infrastructure. We intend to achieve scalability by building and maintaining our own technical infrastructure, while generating operating leverage over the long term.
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into U.S. law. The OBBBA contains numerous tax reform provisions including immediate deduction of domestic research and development expenditures and accelerated fixed asset depreciation. The effect of tax law changes are recognized in the period of enactment, which was the third quarter of 2025. The OBBBA did not have a material impact on the financial statements due to the forecasted U.S. taxable loss and the full valuation allowance on the Company’s U.S. deferred tax assets.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue for each period presented (in thousands, except per share data and percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Revenue	$1,359,646	100%	$918,953	100%	$3,475,530	100%	$2,613,796	100%
Costs and expenses:
Cost of revenue(1)	296,456	22	204,998	22	757,294	22	582,421	22
Developer exchange fees	427,931	31	231,536	25	1,025,866	30	642,211	25
Infrastructure and trust & safety(2)	321,365	24	244,598	27	824,176	24	692,596	26
Research and development(2)	398,306	29	365,424	40	1,157,902	33	1,089,173	42
General and administrative(2)	144,990	11	98,733	11	416,288	12	302,184	12
Sales and marketing(2)	67,133	5	52,592	6	167,708	4	124,416	5
Total costs and expenses	1,656,181	122	1,197,881	130	4,349,234	125	3,433,001	131
Loss from operations	(296,535)	(22)	(278,928)	(30)	(873,704)	(25)	(819,205)	(31)
Interest income	52,089	4	46,718	5	147,256	4	133,271	5
Interest expense	(10,352)	(1)	(10,286)	(1)	(31,044)	(1)	(30,853)	(1)
Other income/(expense), net	(1,770)	—	2,352	—	6,620	—	(1,309)	—
Loss before income taxes	(256,568)	(19)	(240,144)	(26)	(750,872)	(22)	(718,096)	(27)
Provision for/(benefit from) income taxes	803	—	303	—	2,639	—	1,466	—
Consolidated net loss	(257,371)	(19)	(240,447)	(26)	(753,511)	(22)	(719,562)	(28)
Net loss attributable to noncontrolling interest(3)	(1,745)	—	(1,123)	—	(4,454)	—	(3,751)	—
Net loss attributable to common stockholders	$(255,626)	(19)%	$(239,324)	(26)%	$(749,057)	(22)%	$(715,811)	(27)%
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)		$(0.37)		$(1.09)		$(1.11)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	697,282		650,961		684,702		642,977
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
(2)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Infrastructure and trust & safety	$36,537	$29,078	$104,705	$84,326
Research and development	195,828	189,064	561,426	542,867
General and administrative	41,509	36,345	126,074	102,786
Sales and marketing	13,056	10,678	38,423	27,579
Total stock-based compensation expense	$286,930	$265,165	$830,628	$757,558
(3)Our condensed consolidated financial statements include our majority-owned subsidiary Roblox China Holding Corp. The ownership interest of a minority investor, Songhua River Investment Limited, is recorded as a noncontrolling interest.

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		2025 to 2024	Nine Months Ended September 30,		2025 to 2024
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Revenue	$1,359,646	$918,953	48%	$3,475,530	$2,613,796	33%
Revenue increased $440.7 million, or 48%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase is primarily due to an increase in revenue recognized from current period bookings and a higher amortization of prior period deferred revenue. The increase in revenue recognized from current period bookings was driven by an increase in bookings, coupled with an increase in consumable virtual item-related revenue, which accounted for 22% of virtual-item related revenue during the three months ended September 30, 2025, as compared to 8% in the three months ended September 30, 2024.
The increase in bookings during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily driven by a higher average number of daily unique paying users during the current period, which increased from approximately 1,143,000 during the three months ended September 30, 2024 to approximately 2,250,000 during the three months ended September 30, 2025. The average number of daily unique paying users represents the number of user accounts that made a payment on the Platform, including redemption of prepaid cards for Robux, on an average daily basis during the respective period.
Revenue increased $861.7 million, or 33%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase is primarily due to an increase in revenue recognized from current period bookings and a higher amortization of prior period deferred revenue. The increase in revenue recognized from current period bookings was driven by an increase in bookings, coupled with an increase in consumable virtual item-related revenue, which accounted for 14% of virtual-item related revenue during the nine months ended September 30, 2025, as compared to 8% in the nine months ended September 30, 2024. The increase in the amortization of prior period deferred revenue was supplemented by the decrease of the estimated average lifetime of a paying user to 27 months in the second quarter of 2024. Refer to the heading “Change in Accounting Estimate” earlier in this section above for more information on the change in paying user life estimates in fiscal year 2024.
The increase in bookings during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by a higher average number of daily unique paying users during the current period, which increased from approximately 1,013,000 during the nine months ended September 30, 2024 to approximately 1,650,000 during the nine months ended September 30, 2025.
Cost of revenue

	Three Months Ended September 30,		2025 to 2024	Nine Months Ended September 30,		2025 to 2024
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$296,456	$204,998	45%	$757,294	$582,421	30%
Cost of revenue increased $91.5 million, or 45%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase is primarily due to an increase of $87.9 million in expense for payment processing fees, primarily driven by an increase in cost of revenue generated by current period payment processing fees from the related growth in bookings and a higher amortization of prior period deferred cost of revenue. The increase in cost of revenue recognized from current period payment processing fees was driven by an increase in bookings, coupled with the aforementioned increase in consumable virtual item-related revenue, as the payment processing fees are expensed over the same period as the respective revenue.

Cost of revenue increased $174.9 million, or 30%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase is primarily due to an increase of $169.2 million in expense for payment processing fees, primarily driven by an increase in cost of revenue generated by current period payment processing fees from the related growth in bookings and a higher amortization of prior period deferred cost of revenue. The increase in cost of revenue recognized from current period payment processing fees was driven by an increase in bookings, coupled with the aforementioned increase in consumable virtual item-related revenue, as the payment processing fees are expensed over the same period as the respective revenue.
The increase in the amortization of prior period deferred cost of revenue was supplemented by the decrease of the estimated average lifetime of a paying user to 27 months in the second quarter of 2024. Refer to the heading “Change in Accounting Estimate” earlier in this section above for more information on the change in paying user life estimates in fiscal year 2024.
Developer exchange fees

	Three Months Ended September 30,		2025 to 2024	Nine Months Ended September 30,		2025 to 2024
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Developer exchange fees	$427,931	$231,536	85%	$1,025,866	$642,211	60%
Developer exchange fees increased $196.4 million, or 85%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase is primarily driven by an increase in amounts earned by developers and creators due to the growth in bookings over the same period. The growth in developer exchange fees exceeded the growth in bookings, primarily driven by (i) differential Robux pricing which launched in November 2024, and offers more Robux for users purchasing Robux through payment processing channels with lower transaction processing fees, which in turn increases the supply of Robux available for developers to earn, (ii) the launch of Creator Rewards in July 2025, which generated higher expense than our legacy EBP program in the prior period, and (iii) the increase of the exchange rate of earned Robux to fiat currency by 8.5% for Robux earned by developers and creators prospectively from September 5, 2025 onwards.
Developer exchange fees increased $383.7 million, or 60%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase is primarily driven by an increase in amounts earned by developers and creators due to the growth in bookings over the same period. The growth in developer exchange fees exceeded the growth in bookings, primarily driven by the aforementioned (i) differential Robux pricing which launched in November 2024 and (ii) launch of Creator Rewards in July 2025.
Infrastructure and trust & safety

	Three Months Ended September 30,		2025 to 2024	Nine Months Ended September 30,		2025 to 2024
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Infrastructure and trust & safety	$321,365	$244,598	31%	$824,176	$692,596	19%
Infrastructure and trust & safety expenses increased $76.8 million, or 31%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase is primarily driven by an increase of $61.1 million related to data center and technical infrastructure expenses (including depreciation and amortization) and hosting costs associated with providing the Platform to our users. The overall change in data center and technical infrastructure expenses reflects the one-time $17.9 million acceleration of depreciation expense in the third quarter of 2024 related to the Company’s re-assessment of the estimated useful life of certain software licenses.
The increase in infrastructure and trust & safety expenses was supplemented by an increase of $13.8 million in personnel costs, which includes an increase of $7.5 million in stock-based compensation expense, primarily due to an increase in headcount to support our infrastructure growth.
Infrastructure and trust & safety expenses increased $131.6 million, or 19%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase is primarily due to an increase of $98.9 million related to data center and technical infrastructure expenses (including depreciation and amortization) associated with providing the Platform to our users. The overall change in data center and technical infrastructure expenses reflects the one-time $17.9 million acceleration of depreciation expense in the third quarter of 2024 related to the Company’s re-assessment of the estimated useful life of certain software licenses.

The increase in infrastructure and trust & safety expenses was supplemented by an increase of $32.0 million in personnel costs, which includes an increase of $20.4 million in stock-based compensation expense, primarily due to an increase in headcount to support our infrastructure growth. The overall increase in infrastructure and trust & safety expenses was offset by a decrease of $6.2 million in moderation and customer support related costs primarily due to internal efficiency gains and automation from AI-driven tools.
Research and development

	Three Months Ended September 30,		2025 to 2024	Nine Months Ended September 30,		2025 to 2024
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Research and development	$398,306	$365,424	9%	$1,157,902	$1,089,173	6%
Research and development expenses increased $32.9 million, or 9%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase is primarily due to an increase of $32.3 million in personnel costs, which includes an increase of $6.8 million in stock-based compensation expense, primarily due to growth in headcount supporting our engineering, design, and product teams.
Research and development expenses increased $68.7 million, or 6%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase is primarily due to an increase of $68.3 million in personnel costs, which includes an increase of $18.6 million in stock-based compensation expense, primarily due to growth in headcount supporting our engineering, design, and product teams.
General and administrative

	Three Months Ended September 30,		2025 to 2024	Nine Months Ended September 30,		2025 to 2024
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
General and administrative	$144,990	$98,733	47%	$416,288	$302,184	38%
General and administrative expenses increased $46.3 million, or 47%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase is primarily due to an increase of $16.5 million in personnel costs, which includes an increase of $5.2 million in stock-based compensation expense, primarily due to growth in headcount, an increase of $15.2 million in transactional taxes, and an increase of $9.8 million in professional services-related expense, primarily related to legal fees associated with ongoing litigation.
General and administrative expenses increased $114.1 million, or 38%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase is primarily due to an increase of $49.3 million in personnel costs, which includes an increase of $23.3 million in stock-based compensation expense, primarily due to growth in headcount, an increase of $33.5 million in professional services-related expense, primarily related to legal fees associated with ongoing litigation, and an increase of $17.9 million in transactional taxes.
Sales and marketing

	Three Months Ended September 30,		2025 to 2024	Nine Months Ended September 30,		2025 to 2024
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$67,133	$52,592	28%	$167,708	$124,416	35%
Sales and marketing expenses increased $14.5 million, or 28%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase is primarily due to an increase of $7.7 million in advertising and promotional expenses and an increase of $7.3 million in personnel costs, which includes an increase of $2.4 million in stock-based compensation expense, primarily due to continued growth in headcount to support our sales and marketing teams.

Sales and marketing expenses increased $43.3 million, or 35%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase is primarily due to an increase of $23.9 million in personnel costs, which includes an increase of $10.8 million in stock-based compensation expense, primarily due to continued growth in headcount to support our sales and marketing teams, and an increase of $19.1 million in advertising and promotional expenses.
Interest income, interest expense, other income/(expense), net, and provision for/(benefit from) income taxes

	Three Months Ended September 30,		2025 to 2024	Nine Months Ended September 30,		2025 to 2024
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)			(dollars in thousands)
Interest income	$52,089	$46,718	11%	$147,256	$133,271	10%
Interest expense	$(10,352)	$(10,286)	1%	$(31,044)	$(30,853)	1%
Other income/(expense), net	$(1,770)	$2,352	NM	$6,620	$(1,309)	NM
Provision for/(benefit from) income taxes	$803	$303	165%	$2,639	$1,466	80%
Interest income increased $5.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and increased $14.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase for both periods was primarily due to higher average investments in debt securities, partially offset by lower average interest rates.
Other income/(expense), net changed by $4.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and changed by $7.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change was primarily driven by changes in foreign currency exchange gains/(losses).
Interest expense and provision for/(benefit from) income taxes were relatively flat (in terms of amount) for the three and nine months ended September 30, 2025 compared to the same periods of the prior year.
Liquidity and Capital Resources
As of September 30, 2025 and December 31, 2024, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments of $5.2 billion and $4.0 billion, respectively, which were primarily held for working capital purposes, capital expenditures, and acquisitions. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
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

The following table presents the calculation of Covenant Adjusted EBITDA in accordance with the terms of the Indenture, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Calculation of Covenant Adjusted EBITDA:
Consolidated net loss	$(257,371)	$(240,447)	$(753,511)	$(719,562)
Add (deduct):
Interest income	(52,089)	(46,718)	(147,256)	(133,271)
Interest expense	10,352	10,286	31,044	30,853
Other (income)/expense, net	1,770	(2,352)	(6,620)	1,309
Provision for/(benefit from) income taxes	803	303	2,639	1,466
Depreciation and amortization expense	55,313	68,613	162,831	175,126
Stock-based compensation expense	286,930	265,165	830,628	757,558
Other charges	—	108	2,274	1,101
Change in deferred revenue	572,853	216,325	1,115,817	410,657
Change in deferred cost of revenue	(114,913)	(47,917)	(209,286)	(99,662)
Covenant Adjusted EBITDA	$503,648	$223,366	$1,028,560	$425,575
As of September 30, 2025, contractual obligations related to the 2030 Notes are remaining payments of $19.4 million in 2025, $38.8 million each year from 2026 through 2029, and $1,019.4 million due in 2030. These amounts represent principal and interest cash payments over the term of the 2030 Notes based on the stated maturity date. Any future redemption of the 2030 Notes could impact the amount or timing of our cash payments. For more information regarding the 2030 Notes, refer to Note 8, “Debt” to the notes to condensed consolidated financial statements.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Condensed Consolidated Statements of Cash Flow Data:
Net cash and cash equivalents provided by operating activities	$1,189,360	$637,825
Net cash and cash equivalents used in investing activities	$(973,125)	$(767,560)
Net cash and cash equivalents provided by financing activities	$84,505	$52,746
Operating activities
Our largest source of operating cash is cash collection from sales of Robux and monthly subscriptions. Our primary uses of net cash and cash equivalents from operating activities are for payment processing fees, personnel-related expenses, data center and infrastructure-related operations, developer exchange fees, and other operating expenses.
During the nine months ended September 30, 2025, net cash and cash equivalents provided by operating activities was $1,189.4 million, which consisted of consolidated net loss of $753.5 million, adjusted by non-cash charges of $1,035.5 million and net cash inflows from the change in net operating assets and liabilities of $907.4 million. The non-cash charges were primarily comprised of stock-based compensation expense of $830.6 million and depreciation and amortization expense of $162.8 million. The net cash and cash equivalents inflow from the change in our net operating assets and liabilities was primarily due to a $1,113.1 million increase in deferred revenue, primarily due to bookings generated in the current period, and a $52.1 million increase in our developer exchange liability, primarily driven by the increase in bookings generated in the current period, coupled with the timing of payments. The overall increase was offset by a $208.6 million increase in deferred cost of revenue, primarily due to payment processing fees incurred in the current period, and a $84.6 million decrease related to the payment of operating lease liabilities.
Investing activities
During the nine months ended September 30, 2025, net cash and cash equivalents used in investing activities was $973.1 million, primarily consisting of $829.6 million of investment purchases – net of sales and maturities, and capital expenditures of $142.6 million.
Financing activities
During the nine months ended September 30, 2025, net cash and cash equivalents provided by financing activities was $84.5 million, driven by the exercise of stock options and purchase of shares under our employee stock purchase plan.
Off-Balance Sheet Arrangements
The Company has letters of credit in connection with its office facilities in San Mateo, California and data center facilities in Ashburn, Virginia and Chicago, Illinois which are not reflected in the Company’s condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. There have been no material changes to the Company’s letters of credit during the nine months ended September 30, 2025. We did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
Contractual commitments include obligations under operating leases for office facilities and data center operations. There have been no material changes to the nature of our operating lease commitments during the nine months ended September 30, 2025, except for lease commitments primarily related to office facilities and space for data center operations in the ordinary course of business.
Other purchase obligations primarily consist of non-cancellable obligations with our data center hosting providers, software vendors, and payment processors. There have been no material changes in the Company’s purchase obligations during the nine months ended September 30, 2025, other than for non-cancellable obligations primarily related to data center hosting providers, software vendors, and payment processors in the ordinary course of business.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 18, 2025.
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
Interest Rate Risk
As of September 30, 2025, our cash equivalents, short-term investments, and long-term investments primarily consist of debt securities, including corporate debt securities, commercial paper, money market funds, U.S. Treasury securities, and U.S. agency securities. Our debt securities are subject to market risk due to changes in prevailing interest rates that may cause their fair values to fluctuate in the future. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our debt securities of approximately $43.5 million as of September 30, 2025. Such losses would only be realized if we sold the investments prior to maturity.
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
Foreign Currency Exchange and Inflation Risk
During the nine months ended September 30, 2025, there were no significant changes to our quantitative and qualitative disclosures about foreign currency exchange risk or inflation risk. For more information, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 18, 2025.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•The expansion of our Platform outside the United States exposes us to risks inherent in international operations.
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
•We are subject to numerous legal proceedings that are costly and time-consuming to defend and could harm our business, financial condition, or results of operations, if resolved adversely.
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
We have incurred net losses since our inception, and we expect to continue to incur net losses in the foreseeable future. We incurred net losses attributable to common stockholders of $935.4 million, $1,151.9 million, and $924.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of September 30, 2025, we had an accumulated deficit of $4,744.7 million. We also expect our operating expenses to continue to increase, and if our growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We expect our costs and investments to continue to increase in future periods as we intend to continue to make investments to grow our business, including an expected increase in infrastructure and stock-based compensation expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. In addition to the expected costs to grow our business, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Compliance with these additional rules and regulations continues to increase our legal and financial compliance costs and demand on our systems and requires significant attention from our senior management that could divert their attention away from the day-to-day management of our business. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
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
The widespread availability of 3D user-generated content online is relatively new, and the regulatory framework is new and continuously evolving with increased legislative initiatives and regulatory focus on areas including the protection of minors online and users’ personal information, among other areas. The scope and interpretation of these laws, regulations, and other requirements that are or may be applicable to us, are often uncertain, may differ and even conflict from jurisdiction to jurisdiction and compliance may be burdensome and expensive. Moreover, in some cases these new regulations can be enforced by private parties in addition to governmental agencies.
The global laws and regulations addressing online safety, content moderation, and online platforms with social features are continuously evolving across many jurisdictions. For example, the United Kingdom’s (“U.K.”) Online Safety Act (“OSA”) introduced, among other things, duties to protect children and other users online, complete risk assessments, remove illegal content, and address content harmful to children. Noncompliance with the OSA could lead to investigations and other proceedings, substantial fines of up to £18 million or 10% of the prior year’s global revenues, and possible imposition of criminal liability on senior managers and company officers, as well as the imposition of product requirements and other measures that could restrict access to the Platform. The European Union’s (“EU”) Digital Services Act (“DSA”) imposes content moderation obligations, notice and transparency obligations, protection of minors obligations, advertising restrictions, and other requirements on digital platforms to protect consumers and their rights online. Guidelines for the DSA’s requirements specific to children include, among other matters, age assurance measures, default settings obligations and various other aspects of product design and function, risk assessment obligations, measures to improve moderation and reporting tools, and requirements for parental control tools. Noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which are in addition to the ability of civil society organizations and non-governmental organizations to commence class action lawsuits. Brazil’s recently enacted online safety law will take effect in March 2026 and includes a number of similar obligations around youth and adolescent default settings, parental controls, transparency, risk assessments, advertisement, localization, and harm prevention. In addition to the passed law, regulators will issue implementing regulations that require specific implementations, which will likely evolve over time. Australia’s Online Safety Act of 2021 (“AUS OSA”) also includes a number of content and product design requirements.
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
In the U.S., we are subject to both federal and state regulation of online services accessed and used by children, which have and may continue to vary significantly. For example, in 2024 the State of Texas enacted restrictions on purchasing by minors, including requiring parental consent for minors to purchase digital items, including on our Platform. Further, in March 2025 the States of Utah, Louisiana, and Texas enacted restrictions on applications available via app stores, which include requiring app stores to collect verifiable parental consent for minors to download applications and engage in in-app purchases, including on our Platform. In Louisiana, the law also carries a private right of action. Additional states are considering similar proposals, as is the federal government. These additional restrictions may have an adverse impact on our revenue and bookings from users in Utah, Louisiana, Texas, and in other states if enacted.
In June 2025, the Brazilian Supreme Court ruled that Article 19 of Brazil’s Internet Act is partially unconstitutional, creating platform liability for third-party content in certain instances. The resulting legal framework is in flux, but as it stands, platforms that host third party content like Roblox will be subject to presumptive civil liability for certain categories of content, as well as new regulatory requirements around localization, content moderation, transparency, risk assessment and management, and customer support. The Brazilian legislature is also considering new laws that would regulate online safety, artificial intelligence, and content ratings that, if enacted, may prohibit or restrict certain aspects of our Platform, and as a result, may have an adverse impact on our revenue and bookings from users in Brazil.

In addition, there are ongoing academic, political, and regulatory discussions in the U.S., Canada, EU, U.K., Australia, Brazil, and other jurisdictions regarding whether certain mechanisms that may be included in experiences on our Platform, such as features commonly referred to as “loot boxes,” and certain genres of experiences, such as social casino, that may reward gambling-like behavior, should be subject to a higher level or different type of regulation than other genres of experiences to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. In some countries such as Belgium and the Netherlands, “loot box” mechanics may be considered gambling, and are restricted as a result. In Australia, gaming content containing “loot boxes” requires a mature age rating (15 years of age and older). Other jurisdictions are considering similar limitations or bans on “loot boxes.”
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
Governmental agencies in any of the countries in which we, our users, developers, or creators are located from time to time have sought and continue to seek to and could in the future seek to impose restrictions on our Platform, our website, operating system platforms, application stores or the internet generally. Compliance with these existing and new laws and regulations, uncertainty over changes in laws and regulations, uncertainty over the scope and interpretation of laws and regulations that may be applicable to us, and conflicting laws and obligations, have led to, and will continue to lead to increases in the cost of compliance, moderation and doing business and exposes us to possible litigation, fines or other injunctive and monetary penalties. We have been required to and could in the future be required to modify or remove certain content in the experiences on our Platform, make certain experiences or other content inaccessible on our Platform in certain jurisdictions, change the default settings of our Platform, and modify, restrict access to, or disable certain features or tools on our Platform in certain jurisdictions, including but not limited to communication on-Platform. These requirements may impact user engagement, the functionality and effectiveness of our Platform, our ability to operate across demographics and geographies, our developers’ ability to monetize their experiences in some geographies and reduce the overall use or demand for our Platform, which would harm our business, financial condition, and results of operations. We have been required to and could in the future be required to change our business model for specific jurisdictions or subsets of our users, and take on more onerous obligations, including, but not limited to, applying for government-issued licenses to operate, establishing a local presence in certain jurisdictions, implementing specified age rating systems in certain jurisdictions, developing localized product offerings and practices, storing user information on servers in a jurisdiction within which we operate, and developing local education initiatives. The costs of compliance with, and other burdens imposed by, these laws, regulations, standards, and obligations, could be prohibitively expensive. Requirements to change age ratings of our Platform or of specific content on our Platform may make our Platform less attractive for or restrict availability to younger users and harm our business, financial condition and results of operations. In addition, we have partnered with the International Age Rating Coalition to facilitate age and content rating assignments for our experiences by rating authorities across various countries and regions. As we further develop our experience rating systems, ratings-based restrictions on our users’ ability to access specific content on our Platform may make our Platform less attractive for younger users and harm our business, financial condition, and results of operations. Furthermore, any inability to adequately address these burdens has led to, and in the future could lead to suspension of our Platform and/or certain features of our Platform in certain jurisdictions. Restrictions on our ability to offer our Platform or on our users’ ability to engage with our Platform may have a significant adverse impact on the revenue and bookings that we derive from those jurisdictions, which could materially adversely affect our operating results and our business. We may be required to expend substantial resources or to modify our Platform substantially to comply with evolving laws and regulations or local customs, which would harm our business, financial condition and results of operations. In addition, the increased attention on liability and regulatory issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.
Moreover, the adoption of any laws or regulations adversely affecting the growth, popularity or use of the internet, including laws impacting internet neutrality, could decrease the demand for our Platform and/or increase our operating costs. The legislative and regulatory landscape regarding the regulation of the internet and, in particular, internet neutrality, in the U.S. and internationally is subject to uncertainty. Users generally need to access the internet, and also mobile platforms such as the Apple App Store and the Google Play Store, to engage with experiences on our Platform, including in geographically diverse areas. If governmental or other entities block, limit or otherwise restrict developers, creators, and users from accessing our Platform, or users from engaging with experiences on our Platform, we may need to take on more onerous obligations, limit the functionality of our Platform, and/or establish certain local entities or a local presence, each of which could adversely affect our results of operations or subject us to additional fines and penalties.

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
For the three months ended September 30, 2025, 29% of our revenue was attributable to Robux sales through the Apple App Store and 15% of our revenue was attributable to Robux sales through the Google Play Store. Because of the significant use of our Platform on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware. We are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various software application stores that make our application and experiences available to our developers, creators, and users. These policies and terms of service govern the availability, promotion, distribution, content, and operation of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our Platform and those changes may be unfavorable to us and our developers’, creators’, and users’ use of our Platform. If an operating system provider or application store limits or discontinues access to, or changes the terms governing, its operating system or store for any reason, it could adversely affect our business, financial condition, or results of operations.
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
Our Platform hosts experiences intended for audiences of varying ages, a significant percentage of which are designed to be experienced by children. As a user-generated content platform, it is relatively easy for developers, creators, and users to upload content that can be viewed broadly. We continue to make significant efforts to provide a safe, civil and enjoyable experience for users of all ages. Although illicit activities are in violation of our terms and policies, and we attempt to block objectionable material and ban bad actors from our Platform, we are unable to prevent all such violations from occurring and banned actors have, at times, been able to evade our detection systems and regain access to our Platform through alternative accounts.
We invest significant technical and human resources to prevent inappropriate content and activity on our Platform by using a range of tools and policies, including several designed to review all images, audio, and video at the time of upload, AI technology such as Roblox Sentinel to proactively detect early signals of child endangerment, age verification and assurance technology, and customizable controls for parents to restrict children’s access to experiences and communication features.

Notwithstanding our efforts and significant investment, bad actors have and may continue to circumvent our moderation systems by engaging in activities including, but not limited to, uploading or generating inappropriate experiences or content, creating inappropriate environments or content in otherwise non-violative experiences by engaging in offensive behavior, or directing other users off-Platform to less moderated third-party platforms to engage in inappropriate behavior. The occurrence of these activities can and has led to reputational harm, legal actions, and regulatory scrutiny on certain occasions, which could adversely affect our business and financial results. Such activities have and may continue to evolve in their complexity as bad actors become more sophisticated, which will require us to continue investing significant technical and human resources.
Some activities and content on our Platform has and may continue to be considered objectionable by certain users, parents, or members of our community, even if it does not violate our Community Standards or Terms of Use and may not be considered objectionable by certain demographics, such as teenagers. Although permitting such content to remain on our Platform is consistent with our policies, this has resulted in and could in the future result in negative publicity or user backlash, which may damage our brand and reputation, lead to a decline in user engagement and growth, and negatively impact our business, financial condition, and operating results. Additionally, violative content that has been removed from our Platform, at times, continues to be shared on social media, resulting in negative publicity and damage to our brand and reputation.
Measures intended to make our Platform more attractive to an older, age-verified audience, including but not limited to, chat without filters, trusted connections, and experiences with mature content could fail to gain sufficient market acceptance by their intended audience and have and may continue to create the perception that our Platform is not safe for younger users. This in turn has caused and may continue to cause some operating system providers, application stores, or regulatory agencies to require a higher age rating for our Platform, which could cause us to become less available to younger users and harm our business, financial condition, and results of operations. For example, USK, who are responsible for game ratings in Germany, increased our age rating from USK12 to USK16 in January 2025.
We have introduced Content Maturity Labels that are intended to enable users to make informed decisions about the experiences they interact with, and we have introduced additional parental controls that help parents and caregivers manage their child’s experience on our Platform. However, users from time to time, notwithstanding our efforts, have been able to evade our systems, including by misrepresenting their age. As we begin to employ age assurance technologies, the technologies may also misclassify a user’s age. Evasion of our systems, misrepresentations of user age or inaccuracies with our age assurance technologies have led to and may continue to lead to users being exposed to inappropriate content or behavior by participating in experiences that are not age-appropriate or gaining access to features we have restricted to older users. We have at times experienced negative media coverage related to content that our Content Maturity Labels have indicated may be age-inappropriate but younger users have accessed. In addition, as more of our brand partners, developers, and creators offer physical products for sale through our Platform, younger users may be able to purchase products that may not be age-appropriate. Unintentional access to content or physical products could cause harm to our audience and to our reputation of providing a safe environment for younger users.
In addition to limiting content to age-appropriate audiences and blocking other inappropriate content, we have statutory obligations under U.S. federal law to block or remove child pornography and report apparent offenses to the National Center for Missing and Exploited Children. Under the OSA, we have an additional set of obligations regarding content relating to child sexual abuse and exploitation (“CSEA”) on our Platform. CSEA content is considered to be one type of “priority illegal content,” which we are required to prevent individuals from encountering and swiftly take down if we are made aware. We are also required to report detected CSEA content on our Platform to the relevant authorities. While we have dedicated technology and trained human moderator staff that can detect and remove sexual content involving children, there have been instances where such content has been uploaded, and any unforeseen future non-compliance by us or allegations of non-compliance by us with respect to applicable domestic and international laws and regulations relating to child pornography and the sexual exploitation of children could significantly harm our reputation, create criminal liability, and be costly and time consuming to address or defend.

We believe that maintaining, protecting, and enhancing our reputation and brand is critical to grow the number of developers, creators, and users on our Platform, especially given the safe and civil atmosphere that we strive to achieve for our users, many of whom are children. Maintaining, protecting, and enhancing our brand will depend largely on our ability to continue to provide reliable high-quality, engaging, and shared experiences and activities on our Platform. If users, developers, or creators do not perceive our Platform to be reliable or of high quality, the value of our brand could diminish, thereby decreasing the attractiveness of our Platform. Further, we have faced and are currently defending allegations that our Platform has been used by criminal offenders to identify and communicate with children and to possibly entice them to interact off-Platform, outside of the restrictions of our moderated chat, content blockers, and other on-Platform safety measures. While we devote considerable resources to prevent this from occurring, we are unable to prevent all such interactions from taking place. We have also received and expect to continue to receive a high degree of media coverage alleging the use of our Platform for illicit or objectionable ends. For example, we have experienced negative media publicity from traditional media sources and self-described short seller investors, related to the age of some of our developers, the content that developers produce, our operating metrics and disclosures, the strength of our moderation practices, and the conduct of users on our Platform that may be deemed illicit, explicit, profane, or otherwise objectionable. Additional unfavorable publicity has covered, and may in the future cover, our privacy, cybersecurity or data protection practices, terms of service, including our advertising policies, product changes, product quality, litigation or regulatory activity, actions we take to address content on our Platform, accusations that certain of our trust and safety efforts favor certain viewpoints or suppress freedom of expression, our use of and policies regarding generative AI, the actions of our users, and the actions of our developers or creators whose products are integrated with our Platform.
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
We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Our DAU growth rate has fluctuated in the past and may slow in the future due to various factors including: the introduction of new or updated experiences or virtual items on our Platform; the diversity of experiences on our Platform; the virality of experiences or items on our Platform; our ability to personalize and feature relevant experiences to our users; performance issues with our Platform; the modification and/or removal of popular experiences or other content on our Platform due to factors that may or may not be within our control; the availability of our Platform across markets and user demographics, which may be impacted by regulatory or legal requirements, including the use of verifiable parental consent and age assurance technologies and policies; changes to the default settings, features, and/or tools on our Platform overall, or for specific user groups; changes to our terms of use, advertising policies and generative AI policies; and higher market penetration rates and competition from a variety of entertainment sources for our users and their time. In addition, our strategy seeks to expand the age groups and geographic markets that make up our users. If and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in DAUs will need to come from other age or geographic cohorts, which may be difficult, costly, or time consuming for us to achieve. Additionally, in the near future we expect to expand age verification and/or assurance technology, parental consents or identification verification for users who wish to access voice or text-based chat on the Platform. We also expect to expand limitations on voice and text-based chat on the Platform to include certain limits on chat between adult and minor users and between minors who are more than a few years younger or older than a user’s estimated age. We cannot currently determine how such measures may impact activities on the Platform and user engagement, retention and demographics across our Platform and whether it could have a material impact on our business, financial condition, and operations. Our safety changes have impacted and in the future may continue to impact user engagement, retention, revenue, and bookings, particularly from younger users. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. If the growth rate in our key metrics such as DAUs or hours engaged slows or becomes stagnant, or we have a decline in one of our key metrics such as DAUs or hours engaged, or we fail to effectively monetize new or existing users, our financial performance could be significantly harmed.

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
While we have millions of developers and creators on our Platform, a substantial portion of user engagement is concentrated in a relatively small number of highly popular experiences. For example, 50% of in-experience hours engaged were spent in the top 50 experiences in the month ended December 31, 2024. At times, particularly viral experiences have constituted a substantial portion of our DAUs and engagement. While these viral experiences can drive significant short-term growth, if the popularity of such experiences wanes, and new, compelling content does not emerge to replace them, our DAUs and engagement could decline, which would have a material impact on our business, financial condition, and operations, including a loss of revenue. We continuously review and revise our Platform policies to enhance regulatory compliance and the trust and safety of our Platform. Changes to our Platform policies may reduce or create the perception that they may reduce the ability of developers to monetize their experience. For example, in the near future we expect to expand age verification and/or assurance technology, parental consents or identification verification for users who wish to access voice or text-based chat on the Platform. We also expect to expand limitations on voice and text-based chat on the Platform to include certain limits on chat between adult and minor users and between minors who are more than a few years younger or older than a user’s estimated age. If our top developers believe this change will impact the monetization and profitability of their experience, they may elect to develop user-generated content on other platforms. The loss of any of our top developers could have a material impact on our business, financial condition, and operations, including a loss of revenue.
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
Customer support personnel and technologies are critical to resolve issues and to allow developers, creators, and users to realize the full benefits that our Platform provides and provide an excellent customer experience. High-quality support is important for the retention of our existing developers, creators, and users and to encourage the expansion of their use of our Platform. We rely on third-party service providers for a variety of services, including to assist in our customer support. Our third-party service providers, employees, developers, and users have been and may in the future be a source of exploitation for threat actors to attempt to compromise our systems and information. For example, a third-party service provider with weak security protocols or an individual engaged by a third-party service provider with malicious intent have and could in the future inadvertently or intentionally expose our systems to unauthorized access, data breaches, or other cyber events. We do not have sufficient control over the security practices of all our third-party service providers, which could lead to vulnerabilities that can be exploited by sophisticated threat actors. If a threat actor is successful in using one or more of our third-party service providers, employees, developers, or users to compromise our systems or personal information of our users, it could impact our business and results of operation as well as our reputation.

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
We collect and store personal data and certain other sensitive and proprietary information in the operation of our business, including developer, creator, user and employee information, and other confidential or otherwise sensitive data. While we have implemented measures designed to prevent unauthorized access to or loss of our confidential data, malware, ransomware, viruses, hacking, social engineering, spam, and phishing attacks across our organization, these types of attacks have occurred and may occur on our Platform, our systems, and those of our third-party service providers again in the future. Because of the popularity of our Platform, we believe that we are an attractive target for these sorts of attacks and have seen the frequency of these types of attacks increase over time.
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
We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those to secure our product development, test, evaluation, and deployment activities, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. The economic costs to us to reduce cyber or other security problems, such as spammers, errors, bugs, flaws, “cheating” programs, defects or corrupted data, could be significant and may be difficult to anticipate or measure. Even the perception of these issues may cause developers, creators, and users to use our Platform less or stop using it altogether, and the costs could divert our attention and resources, any of which could result in claims, demands, and legal liability to us, regulatory investigations and other proceedings, and otherwise harm our business, reputation, financial condition, or results of operations. There could also be regulatory fines or non-monetary penalties imposed in connection with certain cyber incidents or data breaches that take place around the world. Further, certain laws and regulations relating to privacy, biometrics, cybersecurity, and data protection, such as the California Consumer Privacy Act (“CCPA”), allow for a private right of action, which may lead to consumer litigation for certain data breaches that relate to specified categories of personal information. From time to time, we identify product vulnerabilities, including through our bug bounty program. Although we have policies and procedures in place designed to promptly characterize the potential impact of such vulnerabilities and develop appropriate patching or upgrade recommendations and also maintain policies and procedures related to vulnerability scanning and management of our internal corporate systems and networks, such policies and procedures may not be followed or detect every issue, and from time to time, we have, and may in the future again, need to proactively disable access to our Platform in order to provide necessary patching or upgrades.
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
We operate our Platform throughout the world and are subject to risks and challenges associated with international business. For the three months ended September 30, 2025, approximately 83% of our DAUs and 40% of our revenue was derived from outside the U.S. and Canada region. We intend to continue to expand internationally, and this expansion is a critical element of our future business strategy. However, as we continue to expand internationally, including into developing countries where consumer discretionary spending is relatively weak, while our DAUs increase, the growth rate of our bookings could decelerate due to weaker spending by users from those regions, and our ABPDAU has been and may continue to be negatively impacted. While we have data centers, contractors, developers, creators, and users outside of the U.S., we have limited offices located outside of the U.S. and Canada, and there is no guarantee that our international expansion efforts will be successful. The risks and challenges associated with expanding our international presence and operations include:
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
•compliance with multiple, ambiguous, or evolving laws and regulations, including those relating to employment, tax, child protection, consumer protection, content regulation, online safety, privacy, data protection, anti-corruption, import/export, customs, anti-boycott, sanctions and embargoes, antitrust, data transfer, storage and security, content monitoring, preclusion, and removal, online entertainment offerings, advertising, and industry-specific laws and regulations, particularly as these requirements apply to users under the age of 18;
•uncertainty regarding the imposition of and changes in the U.S.’ and other governments’ trade regulations, trade wars, tariffs or other restrictions, and responsive retaliatory actions as a result thereof or other geopolitical events, including, without limitation, the evolving relations between the U.S. and China, the issuance of new executive orders and related national security-based data transfer restrictions, and geopolitical conflicts such as between Russia and Ukraine and the U.S., Iran, and Israel;
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
•localization of our services, including translation into foreign languages and associated expenses and the ability to monitor and moderate our Platform in new and evolving markets and in different languages to confirm that we maintain standards, including trust and safety standards, consistent with our brand and reputation;
•regulatory frameworks or business practices favoring local competitors;
•changes in the perception of our Platform by governments in the regions where we operate or plan to operate; and
•natural disasters, acts of war, and terrorism, and resulting changes to laws and regulations, including changes oriented to protecting local businesses.
These and other factors could harm our ability to generate revenue and bookings outside of the U.S. and, consequently, adversely affect our business, financial condition and results of operations. We may not be able to expand our business and attract users in international markets and doing so will require considerable management attention and resources. International expansion is subject to the particular challenges of supporting a business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. We may not be able to offer our Platform in certain countries, and expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face. For example, our Platform has been blocked in the Republic of Türkiye and certain Middle Eastern countries and we are working with the local authorities with the goal of resolving these blocks.

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
Additionally, we may not succeed in further monetizing our Platform and user base. As a result, our user growth, user engagement, financial performance and ability to grow revenue could be significantly harmed if we fail to increase or maintain DAUs; our user growth outpaces our ability to monetize our users, including if our user growth occurs in markets that are not profitable; we fail to provide the tools and education to our developers and creators to enable them to monetize their experiences and developers do not create engaging or new experiences for users; we fail to increase the overall number of developers and creators on our Platform; we fail to establish a successful advertising model; we fail to increase or maintain the amount of time spent on our Platform, the number of experiences, or variety of genres of experiences, that our users engage with, or the usage of our technology for our developers; we fail to increase the features of our Platform, allowing it to more broadly serve the entertainment, education, communication and business markets; we fail to provide developers the tools required to create more complex and higher-fidelity experiences in competitive genres; we fail to increase penetration and engagement across all demographics, including our goal of reaching ten percent of the global gaming software market, or measures intended to make our Platform more attractive to older, age-verified users create the perception that our Platform is not safe for young users; or the experiences on our Platform do not maintain or gain popularity.
Continuing to manage our growth effectively has required, and may in the future require expanding our internal IT systems, technological operations infrastructure, financial infrastructure, and operating and administrative systems and controls. In addition, we have and may continue to expend significant resources to launch new features and changes on our Platform that we are unable to monetize, which may significantly harm our business. Any future growth would add more complexity to our organization and require effective coordination across our organization, and an inability to do so would adversely affect our business, financial conditions, and results of operations.
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

Our continued success significantly depends on our ability to effectively navigate the integration of rapidly evolving technologies such as generative AI into our business.
The market for an immersive platform for connection and communication is a new and evolving market characterized by rapid, complex, and disruptive changes in technology and user, developer, and creator demands that could make it difficult for us to effectively compete. The expectations and needs of our users, developers, and creators are constantly evolving. Our future success depends on a variety of factors, including our continued ability to innovate, introduce new products and services efficiently, enhance and integrate our products and services in a timely and cost-effective manner, extend our core technology into new applications, and anticipate technological developments. If we are unable to react quickly to new technology trends—for example the continued growth of generative AI solutions which affect the ways developers create experiences or may affect the way users consume virtual content—it may harm our business and results of operation. Furthermore, our adoption of generative AI solutions and changes to our generative AI policies may not be favored by our community of developers and users, and may result in diminished engagement on our Platform. The expertise in AI, as well as other emerging technologies, can be difficult and costly to obtain given the increasing focus on AI development and competition for talent. Further, social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in our use of AI.
We have incorporated, and are continuing to develop and deploy, AI in our products and the operations of our business. Our use of generative AI in aspects of our Platform may present risks and challenges that could increase as AI solutions become more prevalent. The Roblox Cloud may be more relied upon in the future to facilitate increasingly complex decision-making as it integrates hardware and accelerated machine learning AI, including generative AI, for a broad range of compute tasks, including improved personalization, synthetic content generation, and enhanced automation of the player experience. However, AI algorithms may be flawed and datasets may be insufficient or contain biased information. AI systems may make decisions unpredictably or autonomously, such as generating incorrect, offensive, and/or infringing content. This can raise new or exacerbate existing ethical, technological, legal, and other challenges, and may negatively affect the performance or the perception of our Platform and the user, developer, and creator experience. Certain users may also attempt to manipulate AI systems to create violative content on our Platform. While we have and will continue to implement safeguards, these deficiencies and potential failures of AI systems due to their nature as increasingly complex technology could subject us to competitive harm, regulatory action, legal liability, and reputational harm, especially as the regulatory landscape around AI continues to rapidly develop.
There are also many new and evolving laws and regulations focused on the use of AI. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024. Certain of its obligations entered into effect on February 2, 2025, and the majority of its applicable provisions will be effective by August 2, 2026. The AI Act proposes a framework of prohibitions as well as disclosure, transparency, and other regulatory obligations based on various levels of risk for businesses introducing AI systems in the EU. Provisions of the AI Act could require us to alter or restrict our use of AI both in features or products available to our users and in our systems that interact with our users, depending on respective levels of risk-categorization, types of systems, and manner of use, as set forth in the AI Act. The AI Act also may require us to comply with monitoring and reporting requirements. As a result, we may need to devote substantial time and resources to evaluate our obligations under the AI Act and to develop and execute a plan designed to promote compliance. Noncompliance with the AI Act could result in fines of up to €35 million or 7% of annual global turnover for the previous year, whichever is higher. There have been numerous other laws and bills proposed at the U.S. federal and state level, as well as internationally, aimed at regulating the deployment or provision of AI systems and services. These include, among others, the Texas Responsible Artificial Intelligence Governance Act which will become effective January 1, 2026, and focuses on prohibiting harmful uses of AI, and the Colorado AI Act, which will become effective June 30, 2026, and, similar to the AI Act, provides for a regulatory risk-based framework.
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

These metrics are based on what we believe to be reasonable estimates and underlying assumptions for the applicable period of measurement, but there are inherent challenges in measuring how our Platform is used. As a result, the metrics may misstate the number of DAUs, monthly unique payers, hours engaged, ABPDAU, and average bookings per monthly unique payer. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we are continually seeking to improve our metrics, which are based on estimates, and such metrics may change due to improvements or changes in our methodology or underlying assumptions. We regularly review our processes and assumptions for calculating these metrics, and from time to time we discover inaccuracies in our metrics or make adjustments to improve their accuracy, which can result in our use of updated metrics in a current period and corresponding adjustments to our historical metrics. Our ability to recalculate our historical metrics to reflect any change in methodology of a metric in a current period may be impacted by data limitations, limitations in functionality of and user behaviors on different platforms, or other factors that require us to apply different methodologies for such adjustments over current and historic periods.
Additionally, there are users who have multiple accounts, fake user accounts, or fraudulent accounts created by bots. These actions may be done to inflate user activity in order to make a developer’s or creator’s experience or other content appear more popular than it really is or may be done to enable users to level up or otherwise progress in an experience more rapidly. Detecting and taking action with respect to such issues requires considerable judgment and is technically challenging. We strive to detect and minimize fraud, the use of bots, and unauthorized use of our Platform, and while these practices are prohibited in our terms of service and we implement measures to detect and suppress that behavior, when we are unsuccessful, our operating results may be negatively affected. Users may also disagree with our rationale for terminating, suspending, or taking other actions on accounts, which has and could continue to lead to reputational harm and further negatively impact our operating results.
In addition, some of our demographic data may also be incomplete or inaccurate. For example, historically our reported age demographics have been based on age information self-reported by our users. However, we have implemented and continue to develop, implement, and test systems to obtain additional user demographic data, including age verification and/or assurance technology, parental consents, and user identification verification. Starting in the third quarter of 2025, our reported age demographics are based on a hierarchy of data sources, which includes some of the additional data sources noted above, and in which self-reported data will be used only if we do not obtain additional data regarding the age of the user, such as, for example, through age verification. The data sources and the hierarchy we utilize may change from time to time. Additionally, in the near future, we expect to expand age verification and/or assurance technology, parental consents or identification verification for users who access voice or text-based chat on the Platform. Our safety changes have impacted and in the future may continue to impact user engagement, retention, revenue, and bookings, particularly from younger users. As a result of these changes, prior period demographics may not be comparable to future ones. Our age demographic data could differ from users’ actual ages due to the functionality of our age verification or age assurance systems and technology or if users provide us with incorrect or incomplete information regarding their age or other attributes. Users seeking to evade our age verification and assurance systems and tools may be more likely to create alternate or multiple accounts which would inflate our user activity.
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
Robux and digital goods on our Platform have no monetary value, except to the extent earned Robux may be exchanged for real currency in accordance with our Developer Exchange Terms of Use, but users have made and may in the future make unauthorized, fraudulent, or illegal sales and/or purchases of Robux, other digital goods and Roblox accounts on or off of our Platform, including by use of unauthorized third-party websites in exchange for fiat currency or to facilitate online wagers. For example, some users have made fraudulent use of credit cards owned by others to purchase Robux and offer the purchased Robux for sale at a discount on third-party websites. For the three months ended September 30, 2025, total chargebacks and refunds to us, some of which may have been related to fraud were approximately 2.7% of bookings.
While we regularly monitor and screen usage of our Platform with the aim of identifying and preventing these activities, and regularly monitor third-party websites for fraudulent Robux or digital goods offers as well as regularly send cease-and-desist letters to operators of these third-party websites, we are unable to control or stop all unauthorized, fraudulent, or illegal transactions in Robux or other digital goods that occurs on or off of our Platform. Although we are not responsible for such unauthorized, fraudulent, and/or illegal activities conducted by these third parties, our user experience may be adversely affected, and users and/or developers may choose to leave our Platform if these activities are pervasive. These activities have and may in the future result in negative publicity, disputes, regulatory scrutiny, and legal claims, and measures we take in response may be expensive, time consuming, and disruptive to our operations.
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
Under our community rules for our Platform, which developers, creators, and users are obligated to comply with, we reserve the right to temporarily or permanently ban individuals for breaching our Terms of Use or Community Standards, including by engaging in any illegal activity on our Platform. We have banned individuals as a result of unauthorized, fraudulent, or illegal use of our Platform, Robux, or other digital goods on our Platform, which has and may continue to lead to reputational harm in cases where users disagree with our enforcement decisions. We have also employed technological measures to help detect unauthorized Robux transactions and continue to develop additional methods and processes through which we can identify unauthorized transactions and block such transactions. However, there can be no assurance that our efforts to prevent or minimize these unauthorized, fraudulent, or illegal transactions will be successful.

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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. For the three months ended September 30, 2025, approximately 83% of our DAUs and 40% of our revenue was derived from outside the U.S. and Canada region. While we periodically adjust the price of Robux to account for the relative value of this local currency to the U.S. dollar, these adjustments are not immediate nor do they typically exactly track the underlying currency fluctuations. As a result, rapid appreciation of the U.S. dollar against these foreign currencies has harmed and may in the future harm our reported results and cause the revenue derived from our foreign users and overall revenue to decrease. In addition, even if we do adjust the cost of our Robux in foreign markets to fluctuations in the U.S. dollar, such fluctuations could change the costs of purchasing Robux to our users outside of the U.S., which may adversely affect our business, results of operations and financial condition, or improve our financial performance.
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
As of December 31, 2024, we had federal net operating loss carryforwards of $2,382.3 million, which do not expire, federal net operating loss carryforwards of $10.7 million, which begin to expire in 2037, state net operating loss carryforwards of $1,433.7 million, which began to expire in 2025, and foreign net operating loss carryforwards of $64.8 million, which began to expire in 2025. Utilization of our net operating loss carryforwards and other tax attributes may be subject to limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. All of the $2,382.3 million of federal net operating losses are carried forward indefinitely but the deductibility of these losses is generally limited to 80% of current year taxable income. Our net operating loss carryforwards and other tax attributes may also be subject to limitations under state law. For example, California legislation limits the use of state net operating loss carryforwards and tax credits for tax years beginning on or after January 1, 2024 and before January 1, 2027. If our net operating loss carryforwards and other tax attributes expire before utilization or are subject to limitations, our business and financial results could be harmed.

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
Tensions between the U.S. and China have resulted in trade restrictions that could harm our ability to participate in Chinese markets and numerous additional such restrictions have been threatened by both countries. As an example, as of October 2025, the U.S. and China have placed significant additional tariffs upon imported items originating from each other’s territories, though some of these tariffs have been paused or reduced through November 2025 pursuant to mutual agreement. The tariff policies and responses of both countries are currently fluid, and it is unclear whether or at what level tariff policies will stabilize. Sustained uncertainty about, or worsening of, current global economic conditions, as well as continued or further escalation of trade tensions between the U.S. and China, could result in a global economic slowdown and long-term impacts on global trade, including the imposition of retaliatory trade restrictions that could restrict our ability to participate in the China JV. As another example, the U.S. Department of Justice has promulgated new rules on Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons (colloquially the “Data Security Program”), which place limitations, and in some cases prohibitions, on certain transfers of or grants of access to sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries. The Data Security Program may impact our ability to share certain kinds of data, platform access, or other important resources with Tencent or the China JV, or the China JV’s ability to interact with Tencent. We may find it difficult or impossible to comply with these or other conflicting regulations in the U.S. and China, which could make it difficult or impossible to achieve our business objectives in China or realize a return on our investment in this market.
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
The U.K. maintains the Data Protection Act of 2018 and the UK GDPR, which collectively implement and complement the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or 4% of annual global revenues of the previous year. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the U.K. ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Such adequacy decision must, however, be renewed and may be modified or revoked in the interim. The current adequacy decision between the EU and U.K. was set to expire on June 27, 2025, but has been extended by the European Commission to December 27, 2025 to allow an assessment of the U.K.’s newly enacted Data (Use and Access) Act (“DUA Act”), which amends the UK GDPR. We cannot fully predict how the U.K. data protection laws or regulations may develop, nor the effects of divergent laws and guidance regarding how data transfers to and from the U.K. will be regulated.
In addition, various local, national, and foreign laws and regulations apply to our operations, including the Children’s Online Privacy Protection Act (“COPPA”), in the U.S., Article 8 of the GDPR and similar regulations in other jurisdictions. COPPA imposes strict requirements on operators of websites or online services directed to children under 13 years of age (or 16 years of age under other regulatory regimes). We estimate that approximately 40% of our DAUs were under the age of 13 during the year ended December 31, 2024. COPPA requires companies to obtain verifiable parental consent before collecting personal information from children under the age of 13. Both the U.S. federal government and the states can enforce COPPA and violations of COPPA can lead to significant fines. The FTC released final amendments to its COPPA Rule on January 16, 2025, that, among other things, expand the scope of covered information, provide for revised notices, and impose new data retention and information security obligations. The amended COPPA Rule became effective on June 23, 2025, but companies have until April 22, 2026 to comply with safe harbor program guidelines. No assurances can be given that our compliance efforts will be sufficient to avoid allegations of COPPA violations, and any non-compliance or allegations of non-compliance could expose us to significant liability, penalties and loss of revenue, significantly harm our reputation, and could be costly and time consuming to address or defend. To the extent we rely on consent for processing personal data under the GDPR, consent or authorization from the holder of parental responsibility is required in certain cases for the processing of personal data of children under the age of 16, and member states may enact laws that lower that age to 13. Additionally, in certain jurisdictions the law may allow minors to disaffirm their contracts, including our Terms of Use. If minors on our Platform are able to avoid enforcement of our Terms of Use under applicable law, it could have a material adverse impact on our business, financial condition, results of operations, and cash flow.
We continue to monitor the development of new digital regulations and laws in the U.K. For example, the new DUA Act introduces new obligations around the protection of minors for services likely to be accessed by children. We are also taking steps to comply with the OSA by implementing measures to prevent illegal and other harmful content from appearing on our service and ensuring appropriate protections are in place to keep minors safe online. We are observing ongoing developments and updated guidance from the U.K.’s Information Commissioner Office (“ICO”) on the Age Appropriate Design Code (“AADC”), which focuses on online safety and protection of children’s privacy online. The AADC became enforceable on September 2, 2021. Noncompliance with the AADC may result in publicized investigations, substantial fines, audits or other proceedings by the ICO, and other regulators in the EEA or Switzerland, as noncompliance with the AADC may indicate noncompliance with applicable data protection law. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and laws and regulations of applicable EU Member States and the U.K. relating to privacy, cybersecurity, and data protection in connection with any measures we take to comply with them.

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
Additionally, Europe’s Network and Information Security Directive (“NIS2”) and its implementing laws regulate cybersecurity risk-management and incident response capabilities of entities operating in a number of sectors. Non-compliance with NIS2 may lead to administrative fines of a maximum of €10 million or up to 2% of the total worldwide revenue of the preceding fiscal year. Further, the EU’s Data Act (the “Data Act”) became applicable on September 12, 2025. Compliance with the Data Act may require us to adjust contract terms with business partners and enable data sharing in some situations. These changes may result in additional compliance and operational costs, which may affect our business.

In addition, the CCPA, which established a new privacy framework for covered businesses in California, such as ours, went into effect in January 2020, requiring us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The CCPA was significantly modified and supplemented by the California Privacy Rights Act (“CPRA”), which was approved in November 2020. The CPRA went into effect on January 1, 2023 and, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new agency to implement and enforce the law. Further, the CCPA has prompted similar legislative developments in other states in the U.S., including laws enacted in Virginia, Colorado, Utah, Connecticut, Florida, Iowa, Indiana, Montana, Tennessee, Oregon, Delaware, Texas, New Hampshire, New Jersey, Kentucky, Maryland, Nebraska, Rhode Island and Minnesota. Other states, including California, Utah, Vermont, and Arkansas, have passed legislation imposing substantial new obligations upon companies that offer online services, products, or features “likely to be accessed” by children 17 years of age or under, or certain types of social media and digital services, respectively. The California legislation includes certain requirements and principles from the AADC including, among other things, data protection impact assessments and the implementation of privacy by design. The laws in Utah, Florida, and Arkansas impose restrictions and obligations in connection with users who are, or are deemed to be, under 18, including access restrictions and restrictions on abilities for minors to create accounts. Many states have also passed their own laws that require verifiable parental consent before allowing children to create an account or that otherwise impact companies that process children’s personal data. In June 2024, the New York governor signed a bill into law that prohibits covered social media companies from providing individuals under 18 with “addictive feeds,” as a significant part of their services and imposes obligations on such companies that prohibits the collection, use, sharing, and sale personal data of individuals under 18 unless it is strictly necessary, or where informed consent is obtained. The New York Attorney General has issued proposed rules implementing this law that address, among other matters, required parental consent and requirements for chronological feeds. We are evaluating these proposed rules, for which the New York Attorney General is presently seeking public comments, and to what extent they could restrict use of our Platform. California passed a similar law in September 2024 that became effective on January 1, 2025, though it is currently enjoined. Other U.S. states have proposed, and in certain cases enacted, legislation similar to the foregoing laws. These developments create the potential for a patchwork of overlapping but different state laws addressing privacy, cybersecurity, data protection, default settings, online safety, and related matters such as age verification. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business. The impact of these recent regulations and potential future regulations related to privacy, cybersecurity, data protection, and related matters, such as age verification, are far-reaching, create a patchwork of overlapping but different laws, and have required and may continue to require us to, modify practices, policies, features and Platform defaults, incur substantial costs and expenses, and at times restrict our operations. Additionally, requirements for verified parental consent before allowing children to create an account may limit the use of our Platform or reduce our overall demand for our Platform, which could harm our business, financial condition, and results of operations.
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
The global regulatory landscape around payment-related activities is characterized by a lack of uniformity and increasing scrutiny especially when younger users are involved. Examples of payment-related activities on our Platform include the purchase of prepaid gift cards, Robux, and subscriptions. In addition, our Developer Exchange Program allows developers to exchange their accumulated earned Robux for fiat currency under certain conditions. We have seen and may continue to see increased application of laws and regulations typically applicable to financial institutions such as regulations around money transmission, virtual currency, unclaimed property and gift cards, many of which include anti-money laundering, KYC and sanction screening obligations to social media and online game companies. Regulators may impose restrictions or bans on our ability to operate our Developer Exchange Program or on the sale of prepaid gift cards. Any such restrictions or prohibitions may adversely affect our Platform, business, revenue, bookings and our developers. In the U.S., the SEC, its staff, and similar state regulators have deemed certain virtual currencies to be securities subject to regulation under the federal and state securities laws. While we do not consider Robux to be a regulated virtual currency, money transmission, or security, if Robux were deemed to be subject to such federal or state laws, we may be required to redesign our Platform in a manner that would be disruptive to operations and costly to implement, which may threaten the viability of the Platform. We may also be subject to enforcement or other regulatory actions by federal or state regulators, as well as private litigation, which could be costly to resolve. For example, some existing laws regarding the regulation of currency, money transmitters and other financial institutions, and unclaimed property have been interpreted to cover virtual currencies, like Robux.
The increased use of interactive entertainment offerings like ours by consumers, including younger consumers, have prompted and may continue to prompt calls for more stringent consumer protection laws and regulations throughout the world that may impose additional burdens on companies such as ours making virtual currencies like Robux available for sale. For example, in the EU consumer regulatory authorities have issued the Consumer Protection Guidelines, which are new interpretations of existing law regarding virtual currencies that would treat certain virtual currencies as a representation of value and therefore impose strict disclosure and other requirements on the offer and acquisition of those virtual currencies. In the U.K., the ICO has published industry guidance for game developers on how to comply with the AADC, including recommendations relating to in-game purchases, and the U.K. Digital Markets, Competition and Consumers Act also introduces specific obligations regarding transparent pricing and subscription contracts. These regulations and guidance could require us to make changes to our Platform, products or policies or how we operate our business in certain jurisdictions and could have a material adverse effect on our business, financial condition or results of operations. Increased regulatory scrutiny globally may increase compliance obligations and require us to devote legal and other resources and make changes to our Platform to address such regulations or otherwise become subject to fines or other penalties, which may negatively impact our business and results of operations.
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
In some cases, our software and experiences are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, Data Security Program, and trade and economic sanctions, including those administered by OFAC, which we collectively refer to as Trade Control Laws and Regulations. Thus, we are subject to laws and regulations that could limit our ability to offer access or full access to our Platform and experiences to certain persons and in certain countries or territories. For example, certain U.S. laws and regulations administered and enforced by OFAC, may limit our ability to give certain users, developers, and creators access to aspects of our Platform and experiences. Trade Control Laws and Regulations are complex and dynamic, and monitoring and ensuring compliance can be challenging. In addition, we rely on our payment processors for compliance with certain of these Trade Control Laws and Regulations, including preventing paid activity by users, developers, and creators that attempt to access our Platform from various jurisdictions comprehensively sanctioned by OFAC, including Cuba, Iran, North Korea, and sanctioned regions of Ukraine. Users, developers, and creators from certain of these countries and territories have access to our Platform and experiences and there can be no guarantee we will be found to have been in full compliance with Trade Control Laws and Regulations during all relevant periods. Any failure by us or our payment processors to comply with the Trade Control Laws and Regulations may lead to violations of the Trade Control Laws and Regulations that could expose us to liability. Additionally, following Russia’s invasion of Ukraine, the U.S. and other countries have imposed certain economic sanctions and severe export control restrictions against Russia and Belarus and have continued to strengthen these controls. These countries could continue to increase these sanctions and export restrictions or take other actions that could impact our business. Any failure to comply with applicable laws and regulations could have negative consequences for us, including reputational harm, government investigations, and monetary penalties.
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
We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, among other factors, may lead to fluctuations in our tax liability, reporting obligations, and effective tax rates. These changes could also adversely affect our tax positions and increase our cost of compliance. For example, on July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”), which contains numerous tax reform provisions that we continue to evaluate due to their potential impact on our overall tax strategy. Certain jurisdictions, such as Italy, the U.K., and France, have enacted a digital services tax on certain digital revenue streams, which could subject us to additional tax liabilities. Other jurisdictions, such as Brazil, have enacted or proposed indirect tax reform which may impose value added tax on the sales of electronically supplied services. Further, in response to new or additional U.S. tariffs or taxes, countries may impose retaliatory digital service taxes or other similar measures. Such laws and other attempts to impose taxes on e-commerce activities would likely increase the cost to us of operating our business, discourage potential customers from subscribing to our Platform, or otherwise adversely affect our business, results of operations, or financial condition. In addition, a number of U.S. states, the U.S. federal government, and foreign jurisdictions have implemented and may impose reporting or recording-keeping obligations for digital platforms. These new requirements may require us to modify our data processing and reporting practices and policies, which may cause us to incur substantial costs and expenses to comply with. Any failure by us to comply with these and similar information reporting and withholding obligations could result in substantial liabilities, monetary penalties, and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.
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
Pillar Two provides for a global minimum tax that establishes a floor for tax competition among jurisdictions. Pillar Two has been implemented into the domestic laws of EU members, among other jurisdictions, and is being considered for implementation by other countries. On June 28, 2025, the G7 released a joint statement that it had reached an understanding with the U.S. for a side-by-side system that would exempt U.S.-parented multinational businesses from certain provisions of Pillar Two; however, no agreement regarding implementation of the proposal has yet been reached. We currently operate in countries that have digital service taxes and that have enacted all or portions of the Pillar Two framework. Any developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our compliance costs, effective tax rate, and our operating results.

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
Furthermore, certain federal statutes in the U.S. may apply to us with respect to various activities of our users, including the Digital Millennium Copyright Act of 1998 (“DMCA”) and Section 230 of the Communications Decency Act (“CDA”). For example, we filter communications to eliminate speech we determine to be offensive based on our objective of creating a civil and safe place for all users. Bills have recently been proposed in Congress calling for a range of changes to Section 230 of the CDA which include a complete repudiation of the statute to modifications of it in such a way as to remove certain social media companies from its protection. The FCC may also consider reforms to Section 230 of the CDA, which could include taking action to limit the scope of Section 230 of the CDA and certain liability protections provided to online service providers and other entities. If Section 230 of the CDA were so repealed, amended, or modified by judicial determination, we could potentially be subject to liability if we continue to censor speech, even if that speech were offensive to our users, or we could experience a decrease in user activity and revenues if we are unable to maintain a safe environment for our users if certain blocking and screening activities are prohibited by law. In addition, certain states have either passed or are debating laws that would create potential liability for moderating or removing certain user content. While we believe these laws are of dubious validity under the U.S. Constitution and in light of Section 230 of the CDA, they nevertheless present some risk to our content-moderation efforts going forward.
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
Additionally, we have incorporated, and are continuing to develop and deploy, AI in our products and the operations of our business. Any content used to create, or created by using, generative AI tools and products may not be subject to copyright protection, the determination of which may adversely affect our intellectual property rights in, or ability to deploy, commercialize or use, such tools and products or the underlying content. In the U.S., a number of companies have faced civil lawsuits related to the foregoing and other issues, the outcome of any one of which may, among other things, require us to limit the ways in which we use AI in our business. In addition, regulatory obligations may require us to modify our practices with respect to intellectual property used in AI development. In addition to lawsuits and regulations focused on the AI service providers and deployers themselves, our use of output produced by generative AI tools may also expose us to claims, increasing our risks of liability.
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
•other events or factors, including those resulting from geopolitical conflicts such as between Russia and Ukraine and the U.S., Iran, and Israel, incidents of terrorism, pandemics, or wildfires, earthquakes, or severe weather and power outages or responses to these events; and
•general economic conditions and slow or negative growth of our markets.
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

We are subject to numerous legal proceedings that are costly and time-consuming to defend and could harm our business, financial condition, or results of operations, if resolved adversely.
We are subject to numerous legal proceedings and expect to continue to be the target of litigation and regulatory scrutiny globally. The legal proceedings have involved or could involve claims by private parties as well as regulators such as state Attorneys General that arise in the ordinary course of business, including intellectual property, privacy, biometrics, cybersecurity, data protection, consumer protection, product liability, social media- and video game- addiction, false and misleading advertising, employment, class action, fiduciary duty and governance matters, whistleblower, contract, securities, tort, the civil provisions of the Racketeer Influenced and Corrupt Organizations Act, human trafficking, unfair competition, the False Claims Act, unclaimed property, the use of generative AI, and our reincorporation from Delaware to Nevada that was completed in May 2025. We are and may continue to be subject to legal proceedings asserting claims arising from allegations that we have facilitated gambling by users of our Platform including by minors, that our Platform is unsafe, that we have misrepresented the safety of our Platform, that we have failed to warn of or misrepresented the risk of encountering bad actors on our Platform, that we provide inadequate safety controls on our Platform, that our Platform is addictive, that our Terms of Use are not enforceable against minors, that we unlawfully or unfairly benefit from child labor, that we have misrepresented information about our user base, that we have engaged in copyright infringement, that we have engaged in unlawful employment practices, and suits related to our refund policies. We have and may continue to be subject to legal proceedings asserting claims on behalf of shareholders related to allegations that discussions of our growth prospects have been misleading and unsustainable due to concerns related to safety and our implementation of parental controls on our Platform, as well as claims that our leadership has engaged in insider trading. In particular, on August 1, 2023, a putative class action was filed against us in the United States District Court for the Northern District of California captioned Colvin v. Roblox asserting various claims arising from allegations that minors used third-party virtual casinos to gamble Robux and on March 14, 2024, Gentry v. Roblox was filed in the United States District Court for the Northern District of California premised on substantially identical allegations as Colvin v. Roblox. The two cases were consolidated on April 18, 2024. On September 26, 2024, a complaint alleging copyright infringement was filed against us and a creator in the Northern District of California, captioned Robinson v. Binello, alleging copyright infringement related to the use of a song in one of our experiences. For a more detailed description of such material litigation, see “Note 9 – Commitments and Contingencies – Legal Proceedings” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Any such legal proceedings, claims, investigations, or other proceedings have been and in the future may be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. The expenses related to such legal proceedings, claims, investigations, or other proceedings and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of legal proceedings, claims, investigations, or other proceedings, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. We have our headquarters and a large employee presence in San Mateo, California, an area which in recent years has been increasingly susceptible to fires, severe weather events, and power outages, any of which could disrupt our operations, and which contains active earthquake zones. In the event of a major earthquake, hurricane, or other catastrophic event such as fire, power loss, rolling blackouts or power loss, telecommunications failure, pandemic, geopolitical conflicts such as between Russia and Ukraine and the U.S., Iran, and Israel, cyber-attack, war, other physical security threats or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our Platform development, lengthy interruptions in our Platform, breaches of security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Acts of terrorism and similar events would also cause disruptions to the internet or the economy as a whole. Global climate change could also result in natural disasters occurring more frequently or with more intense effects, which could cause business interruptions. The long-term effects of the COVID-19 pandemic and recovery from it on society and developer, creator, and user engagement remain uncertain, and a subsequent health crisis or pandemic, as well as the actions taken by various governmental, business and individuals in response, will impact our business, operations and financial results in ways that we may not be able to accurately predict. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Our disaster recovery plan may not be sufficient to address all aspects of any unanticipated consequence or incident, we may not be able to maintain business continuity at profitable levels or at all, and our insurance may not be sufficient to compensate us for the losses that could occur.

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
Geopolitical developments, such as the recent changes in tariff policies of the U.S. and the retaliatory tariff and non-tariff responses by other countries, the prospect of further changes in tariff and trade policies by the U.S., geopolitical conflicts such as between Russia and Ukraine and the U.S., Iran, and Israel, continued tensions with China, the responses by central banking authorities to control inflation, and the current U.S. federal government shutdown, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Adverse macroeconomic conditions, including lower consumer confidence, persistent unemployment, wage and income stagnation, slower growth or a recession, changes to fiscal and monetary policy, inflation, changes in interest rates, foreign exchange fluctuations, economic and trade sanctions, tariffs, the availability and cost of credit, and the strength of the economies in which we and our users are located, have adversely affected and may continue to adversely affect our consolidated financial condition and results of operations.
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
On August 5, 2025, Manuel Bronstein, our former Chief Product Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 274,565 shares of Class A Common Stock, with the actual number of shares sold determined based on a written formula at specified market prices. The trading arrangement expires on December 31, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c) and the Company’s policies regarding insider transactions.
On August 6, 2025, David Baszucki, our Chief Executive Officer and member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement as trustee of The Baszucki Family Foundation (the “Foundation”) and as trustee for The Freedom Revocable Trust, dated February 18, 2017 (the “Freedom Trust”). The trading arrangement provides for the sale from time to time of an aggregate of up to 802,750 shares of Class A Common Stock at or above specified market prices, the gift of an aggregate of up to 272,256 shares of Class A Common Stock from the Freedom Trust to the Foundation, and the gift of an aggregate of up to 272,256 shares of Class A Common Stock to charitable organizations. The trading arrangement expires on November 30, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c) and the Company’s policies regarding insider transactions
On August 6, 2025, Mark Reinstra, our Chief Legal Officer and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 150,000 shares of Class A Common Stock, with the actual number of shares sold determined based on a written formula at specified market prices. The trading arrangement expires on December 31, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c) and the Company’s policies regarding insider transactions.

Item 6. Exhibits.

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
10.1*+	Separation and Transition Agreement by and between the Registrant and Manuel Bronstein, effective September 15, 2025.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Roblox Corporation

Date: October 30, 2025	By:	/s/ Naveen Chopra

Naveen Chopra
Chief Financial Officer
(Principal Financial Officer)