Form 10-K
period 2025-12-31
Roblox Corp
filed 2026-02-11
CIK 1315098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that has prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting Class A common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $105.20 per share on June 30, 2025 as reported on the New York Stock Exchange) was approximately $65.5 billion. Solely for purposes of this disclosure, shares of Class A common stock held by executive officers, directors, and holders of more than 10% of our common stock of the registrant as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 30, 2026, the registrant had 661,635,583 shares of Class A common stock and 47,070,464 of Class B common stock, each with a par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “plan,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “would,” “intend,” “shall,” “contemplate,” “opportunity,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our expectations regarding future financial performance, including but not limited to our expectations regarding revenue, cost of revenue, changes in the estimated average lifetime of a paying user, operating expenses, operating losses, operating leverage, our key metrics, and our ability to achieve and maintain future profitability;
•our ability to successfully execute our business and growth strategy, including our potential to scale and grow our advertising business, our international users and creators, and our ability to create new revenue opportunities and capture a greater percentage of global gaming revenue;
•our efforts to provide a safe and civil online environment, particularly for children;
•our efforts related to age-checking of users who access chat on platform;
•the sufficiency of our cash and cash equivalents and investments to meet our liquidity needs;
•economic, seasonal, and industry trends;
•the functionality and economics of our platform on operating systems and through distribution channels and software application stores;
•the demand for our platform in general;
•our ability to retain and increase our number of users and creators;
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
•the ability for creators to build, launch, scale, and monetize content for users;
•our expectations regarding our ability to generate revenue from our users;
•our ability to convert users into creators;
•our expectations regarding target demographics on platform and genres;
•our ability to develop and protect our brand;
•our ability to maintain the security and availability of our platform;
•our ability to detect and minimize unauthorized use of our platform;
•the impact of disruption in supply chains on our ability to expand or increase the capacity of our platform or replace defective equipment;
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

•our expectations regarding the effects of existing and developing laws and regulations, including with respect to privacy, data protection, online safety, and the regulation of Robux as a security, both in the U.S. and internationally, including how such laws and regulations may interfere with user and creator access to our platform and experiences;
•our expectations surrounding Robux as an attractive virtual currency;
•our goal to increase creator earnings, including by improving creator economics through price optimization tools, regional pricing expansions, and other investments in our creator community;
•our goal for creators to build better experiences;
•the impact of geopolitical events such as in Ukraine and the Middle East, and their impacts on economies globally;
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
While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our platform is used. These metrics are determined by using internal data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. This platform tracks user account and session activity, and its accuracy and precision may be and, at times, has been impacted by implementation challenges, methodological limitations, and operational constraints. If we fail to maintain an effective analytics platform, our metrics calculations may be inaccurate. These metrics are also determined by certain demographic data historically provided to us by the user, such as age or gender and increasingly using age-check data, as further described below. If our users provide us with incorrect or incomplete information or if our age-check systems misrepresent user ages, then our estimates may be inaccurate. Our estimates also may change as our methodologies and platform evolve, including through the application of new data sets or technologies or as our platform changes with new features and enhancements.
We believe that these metrics are reasonable estimates of our user base for the applicable period of measurement, and that the methodologies we employ and update from time to time to create these metrics are reasonable bases to identify trends in user behavior. Because we update the methodologies we employ to create metrics, our current and future period metrics may not be comparable to those in prior periods. For example, historically our reported age demographics were based on age information self-reported by our users. We are currently developing, testing, and implementing new systems designed to check the ages of our users, which we refer to as “age-checking,” and currently we incorporate facial age estimation technology, identity verification, and parent or caregiver provided age data. As a result of this transition, we are not reporting age demographic data for the fourth quarter of 2025. Age-checked metrics will not be comparable to historical periods that relied on self-reported data.
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

Because DAUs measure account activity and an individual user may actively use our platform within a particular day on multiple accounts for which that individual registered, our DAUs are not a measure of unique individuals accessing Roblox. References to “user” or our “user base” in this Annual Report on Form 10-K refer to users as described in our definition of DAUs. Additionally, if undetected, fraud and unauthorized access to our platform may contribute, from time to time, to an overstatement of DAUs. In many cases, fraudulent accounts are created by bots to inflate user activity for a particular creator’s content on our platform, thus making the creator’s experience (which refer to the titles that have been developed by creators) or other content appear more popular than it really is. We strive to detect and minimize fraud and unauthorized access to our platform. See the sections titled “Risk Factors—Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may significantly harm and negatively affect our reputation and our business.” and “Risk Factors—Some creators and users on our Platform may make unauthorized, fraudulent, or illegal use of Robux and other digital goods or experiences on our Platform, including by use of unauthorized third-party websites or “cheating” programs.”
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
We believe bookings provide a timelier indication of trends in our operating results that are not necessarily reflected in our revenue as a result of the fact that we recognize the majority of revenue over the estimated average lifetime of a paying user, which was 27 months as of December 31, 2025. The change in deferred revenue constitutes the vast majority of the reconciling difference from revenue to bookings. By removing these non-cash adjustments, we are able to measure and monitor our business performance based on the timing of actual transactions with our users and the cash that is generated from these transactions. Over the long term, the factors impacting our revenue and bookings trends are the same. However, in the short-term, there are factors that may cause revenue and bookings trends to differ.

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
Average Monthly Unique Payers
We define monthly unique payers as user accounts that made a payment on the platform or redeemed a prepaid card during a given month. A user account that makes multiple purchases during a given month is counted as a single monthly unique payer. Average monthly unique payers for a specified period is the average of the monthly unique payers for each month during that period. Because an individual user may pay on our platform within a particular month on multiple user accounts for which that individual registered, our monthly unique payers are not a measure of unique individual payers on Roblox.
Average Bookings per Monthly Unique Payer
We define average bookings per monthly unique payer as bookings in the specified period divided by the average monthly unique payers for the same specified period.

Part I
Item 1. BUSINESS
Overview
Roblox is an immersive gaming and creation platform (the “Roblox Platform” or “Platform”) that offers people millions of ways to be together, inviting its community to explore, create, and share endless unique experiences. Our vision is to reimagine the way people come together– in a world that’s safe, civil, and optimistic. To achieve this vision, we are building an innovative company that, together with the Roblox community, has the ability to strengthen our social fabric and support economic growth for people around the world.
Our Platform consists of the Roblox Client, the Roblox Studio, and the Roblox Cloud. Roblox Client is the application that allows users to seamlessly explore immersive experiences. Roblox Studio is the free toolset that allows creators to build, publish, and operate immersive experiences and other content accessed with the Roblox Client. Roblox Cloud includes the services and infrastructure that power our Platform.
Our mission is to connect a billion users with optimism and civility. We are constantly improving the ways in which our Platform supports shared experiences, ranging from how these experiences are built by an engaged community of creators to how they are enjoyed and safely accessed by users across the globe. We also believe there is a strong potential to capture a greater percentage of the global gaming market within the Roblox ecosystem. Our goal is to make it as easy as possible for creators to build better and safer experiences, including games, and ultimately reach more users. We continue to invest in creating tools for our creators designed to promote key experience genres and deepen engagement on our Platform.
Growth at Roblox has been driven primarily by a significant investment in technology and two mutually reinforcing network effects: content and connections.
First, user-generated content built by our community of creators powers our Platform. As creators build increasingly high-quality and diverse content, more users are attracted to our Platform. With more users on our Platform, greater engagement and monetization opportunities exist, which in turn, makes Roblox more attractive to creators, incentivizing them to design increasingly engaging content and encouraging new creators to start building on our Platform.
Second, our Platform encourages connections. When users join, they typically interact with friends, which inspires them to invite more friends, who in turn, invite their friends, driving organic growth. The more friends that each of our users have interacting on the Platform, the more valuable and engaging the Platform becomes. This drives more users to our Platform through word of mouth from their existing friends on the Platform.
Our User and Creator Community
Roblox is powered by content from our community of creators who build immersive and engaging experiences on Roblox, as well as the vast majority of the items for customizing avatars. This content attracts our users to immerse themselves in the millions of experiences found on the Platform. Many of our users may also eventually become creators.

Our Users
In the year ended December 31, 2025, 127 million average DAUs across over 180 countries enjoyed experiences on Roblox across mobile, desktop, and console platforms, of which on average, approximately 1.8 million were daily unique paying users. Our users are diversified across multiple dimensions, including age, geography, platform, and gender. Each day, users express themselves through their avatars, explore different worlds, and engage with others in the Roblox community. During the year ended December 31, 2025, users spent 123.9 billion hours engaged on our Platform, or an average of 2.7 hours per DAU each day. Over the same period, our users explored an average of over 24 different experiences on our Platform per month.
DAUs = 127 million(1)
(1)Represents the average during the year ended December 31, 2025. Refer to “Special Note Regarding Operating Metrics” for details on operating metrics used. Percentages presented are calculated from the underlying numbers in thousands and may not add to their respective totals due to rounding.
Our Creators
We believe that everyone can become a creator. We offer creators the ability to build engaging, immersive experiences, and avatar related items in our Marketplace and custom models, plugins, audio, fonts, images, meshes, and video in our Creator Store that they can easily share with the Roblox community. Our creators enable us to offer a wide variety of content on our Platform and cost-effectively crowd-source the experiences available on our Platform, Marketplace items, and creator tool ecosystem. In the year ended December 31, 2025, we had millions of creators across more than 170 countries building on our Platform. Our creator community includes individuals with a wide spectrum of professional capabilities and team sizes, ranging from young students and independent hobbyists, all the way to full-time studios.
We measure the health and success of our creator community based on our economy and user engagement. As our Platform has scaled, our monetizing creators have enjoyed meaningful growth over time, reflecting the increasing popularity and opportunities for monetization of our Platform and driving a growing incentive for our creators to continue building high-quality content.

We offer our creator community several models to help support their goals. Specifically, creators can accumulate Robux (which we refer to as “earned Robux”), or, in some circumstances, be paid directly in money (referred to herein as “fiat currency”, to differentiate from Robux, which is an in-game currency), through the following methods:
1.Monetizing a developed experience: Creators can accumulate earned Robux through:
a.In-experience purchases, which consist of microtransactions generated from the sale of in-experience virtual items, subscription-based offerings (including access to private servers), access to certain experiences (referred to as paid access), and/or passes granting special in-experience privileges.
b.The Creator Rewards Program, which launched in July 2025 and replaced our legacy Engagement-Based Payouts Program. This program allows creators who publish experiences to accumulate earned Robux based on the achievement of various metrics that we believe drive user engagement and monetization supporting the long-term health of our Platform. Prior to the launch of the Creator Rewards Program, our Engagement-Based Payouts Program allowed creators to accumulate earned Robux based solely on the share of time that Roblox Premium subscribers engage in their experience.
c.Advertisements (“ads”), which include a range of high-quality, programmatically served ad units through which creators can accumulate earned Robux from impressions and/or teleports generated.
2.IP licensing: Powered by our self-serve License Manager (launched in late 2025), which enables rights holders to partner with our creator community to accumulate earned Robux from their intellectual property.
3.Creating and selling or reselling avatar items: Creators can create and sell entire avatars, accessories, clothes, bodies, and heads for avatars in the Marketplace or inside experiences.
4.Creating and selling Roblox Studio plugins: Through the Creator Store, creators can sell Roblox Studio plugins which are extensions that add additional features or functionality to Roblox Studio and help improve creator workflows.
As of December 31, 2025, over 35,500 creators qualified for and were registered in our Developer Exchange Program, of which over 10,500 were newly qualified and registered during 2025. Creators that qualify for our Developer Exchange Program are eligible to be paid fiat currency by Roblox, based on the amount of earned Robux the creator has accumulated through the Platform. Creators must meet certain conditions, such as having accumulated the minimum amount of earned Robux required to qualify for the program, and having a verified creator account in good standing. On January 31, 2022, we reduced the minimum amount of accumulated earned Robux required to qualify for the program from 100,000 Robux to 50,000 Robux and subsequently on January 31, 2023, we further reduced the minimum requirement from 50,000 Robux to 30,000 Robux. We believe these reductions in the minimum amounts required incentivize our creator community, while promoting its long-term growth and health. For the year ended December 31, 2025, over 23,500 creators participated in our Developer Exchange Program and were paid fiat currency by Roblox based on their earned Robux. Beginning September 5, 2025 and applying prospectively, we also increased the amount creators can receive in fiat currency based on earned Robux by 8.5%.

We invest in our creator community by providing a comprehensive set of free tools and services through Roblox Studio, the Roblox Open Cloud, and a range of other creator resources that enable them to easily build, publish, analyze, grow, and monetize experiences. We empower creators to get started with minimal upfront costs by providing a comprehensive suite of services to creators including hosting, storage, distribution, discovery, customer support, localization, certain regulatory support, and managing certain third-party payment processing fees. Roblox retains a portion of every Robux transaction for the Platform and support services we provide to creators and distributes the rest to creators. We support our creators to promote engagement and growth in our creator community. This includes managing and moderating our online Developer Forum and operating special programs for aspiring and top creators such as our annual Roblox Developers Conference. With Roblox Open Cloud, creators can leverage a suite of backend APIs to seamlessly build and scale their experiences.
The investment in our creator community has resulted in an ever-changing offering of diverse content for our users to explore and engage in. The chart below provides detail on the diversity of content our users engage in within experiences. Specifically, this chart reflects the distribution of in-experience hours engaged within the top 1,000 experiences by month from January to December 2025.

In-Experience Engagement Distribution
Percentage of In-Experience Hours Engaged
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
Jan
Feb
Mar
Apr
May
Jun
Jul
Aug
Sep
Oct
Nov
Dec
Top 1000
Top 200
Top 100
Top 50
Top 10
Top 1

Our Products and Technology
The Roblox Platform is the underlying technology and infrastructure that supports shared experiences and is composed of three elements:
•Roblox Client—The free application that allows users to explore immersive experiences.
•Roblox Studio—The free toolset that allows creators to build, publish, and operate immersive experiences and other content accessed with the Roblox Client.
•Roblox Cloud—The services and infrastructure that power the Roblox Client and Roblox Studio.
Since our founding, we have invested heavily in building the Roblox Platform, and as of December 31, 2025, 75% of our employees were dedicated to maintaining, improving, and expanding it. Our technology supports the following key characteristics of the Roblox Platform: Safety, Self-Expression, Connection and Communication, Immersive, Low Friction, Variety of Content, Economy, and Anywhere.
Safety
Safety is core to everything we do. Our Community Standards govern what is acceptable content and behavior, including communications, on the Platform, and we have multi-layered moderation systems, including both automated and human review, that are designed to assess content uploaded to Roblox and communications on Platform for potential violations of our policies. Because a large number of our users are children, our Community Standards and moderation enforcement are purpose-built to be strict and we strive to quickly remove violative content and bad actors from our community.

Moderation Systems
We leverage text-filtering, voice moderation, content moderation, and other automated systems powered by artificial intelligence (“AI”) such as Roblox Sentinel that are designed to proactively identify content and behaviors, including communications, that may violate our policies. We have open-sourced multiple models, including our Voice Safety, PII Classifier, Roblox Guard, and Child Safety models, to the entire industry to allow other companies to benefit from our technological advancements in these areas. All images, audio files, and video files that creators upload to the Roblox Platform to include in their experiences and in the Marketplace are subject to review by humans or by AI trained on our Community Standards. During the year ended December 31, 2025, including automated reviews, we evaluated millions of such files. Images and videos are evaluated for Child Sexual Abuse Material using tools such as PhotoDNA, with flagged content promptly reported to the National Center for Missing and Exploited Children upon review. When experiences are published or updated on the Roblox Platform, they are evaluated by a suite of AI driven tools that identify problematic language, potential bypasses to our safety systems, and content that falls outside our policies, and a human review team is continuously operating to evaluate flagged content.
In the fourth quarter of 2025, we began introducing age-checks to the Platform. Our methodologies, policies, and procedures for age-checking our users continue to evolve, but as of the date of this filing include facial age estimation, identity verification, and parent or caregiver provided age data. Beginning in January 2026, we implemented mandatory age-check systems in all chat-enabled regions designed to check a user’s age prior to accessing chat on our Platform. The age-check system is designed to enable chat only between users in similar age groups or Trusted Connections.
We also operate a customer service portal that provides self-help information along with direct reporting channels via email, a chat-bot, or from within the Roblox Client. In the year ended December 31, 2025, we responded to millions of user inquiries. Our safety systems prioritize high-severity reports, enabling human teams to respond to actionable safety issues rapidly after submission.
User Reporting & Parental Controls
We provide our users with the ability to report activity that they find objectionable. Users can also block other users with whom they do not want to interact. We also provide parents and caregivers with customizable controls, which allow them to limit access to features like chat, control screen time and spending, and view their child’s friends list. In addition, parents and caregivers can restrict access to experiences based on Content Maturity Labels designed for users to make informed decisions about the content they interact with. In 2025, we continued to innovate and expand our safety initiatives, including increased transparency tools for parents and caregivers and beginning the rollout of our age-check systems designed to promote safer communications on our Platform.
Safety Partnerships
We work closely with regulators, authorities, and safety groups in many countries. We endeavor to promptly report any suspected child exploitation or sexual abuse material to the National Center for Missing and Exploited Children and cooperate in all related investigations with relevant authorities. Our Platform is designed to comply with the Children’s Online Privacy Protection Act (“COPPA”) and we regularly monitor and evaluate compliance with other U.S. federal and state and foreign laws and regulations regarding privacy and data protection, including the European Union’s General Data Protection Regulation (“GDPR”) and Network Information Systems Directive 2 (“NIS2”).
We partner with leading global organizations focused on child and internet safety, including the WeProtect Global Alliance, Digital Wellness Lab, Family Online Safety Institute, UK Safer Internet Centre, Internet Matters, the Internet Watch Foundation, and kidSAFE, among others. We are also a member of various organizations, such as the Association for United Kingdom Interactive Entertainment and the Technology Coalition, with a goal of cross-industry collaboration, knowledge, and technology exchange in areas of user safety and child safety. As a member of the Technology Coalition and a founding member of its cross-platform signal sharing Lantern program, we are committed to providing transparency and promoting child safety online. We also nominate the board chair position of the Family Online Safety Institute where we educate and provide balanced perspectives to policy makers to help draft thoughtful online safety legislation. We also have a Safety Advisory Board (“SAB”) made up of global industry experts that advise on the best practices to protect our community. In addition to the SAB, we also have a Teen Council, a Parent & Caregiver Council, and a Community Safety Council (composed of Roblox creators). Each of those groups is made up of members of our community who provide valuable input regarding safety features on the Platform, and provide a diversity of viewpoints on safety matters.
Self-Expression
The Roblox avatar system allows users to create and personalize their unique identities. Our avatar technology supports a wide variety of character styles, ranging from classic avatars with blocky body shapes, to ones with more human proportions, from anime characters, to fantasy avatars, and more. Avatars can also be animated and mirror a user’s movements and facial expressions on the avatar in real time, allowing more interactive and authentic communication. Creators can also build avatar creation tools in their experiences, allowing users to create more personalized avatars.

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
Within most experiences, avatars appear exactly how they were configured in the Avatar Editor, creating a sense of persistent identity. However, creators, when designing experiences, have the freedom to dynamically reconfigure all or part of the participating avatars to meet the specific needs of the creator’s experience.
Connection and Communication
The Roblox Client allows users to easily connect with people they know and trust (through features such as contact importer) and make new connections (by matching users with similar characteristics, such as country location, for example). The social graph created by these connections is stored in the Roblox Cloud and requires mutual opt-in to form a connection.
Our social graph is the engine of human connection and communication on the Platform, driving organic growth and retention. When a user chooses to join an experience, the Roblox Cloud is designed to automatically place that user into the same virtual environment as others connected through the social graph. In addition, with Party, up to six friends can easily join the same instance of an experience and even move together from one experience to another. Further, most creators allow users to purchase private servers that allow groups of friends to share an exclusive, invite-only instance of an immersive experience. Finally, in September 2025, we launched Moments, which allows users to capture, edit, and share gameplay moments, which in turn helps other users find new, diverse experiences.
Additionally, the Roblox Platform facilitates communication with in-experience text-based chat amongst users. The system is designed to enable chat based on a user’s Trusted Connections or similar age groups after a user age checks. For safety, every text message passes through filters that are designed to block content which violates applicable Roblox Community Standards. Using advanced pattern matching and machine learning, our chat filters are constantly evolving and process billions of messages per day.
Our communication features also include voice chat, available in over 50 countries around the world and in several supported languages, to users aged 13 and over who have age-checked. This proximity-based feature simulates realistic communication through lip sync and is based on how close users are in an experience to other users who are speaking in that experience. In addition, avatar animation allows all users to use their camera to animate their avatar with their movement, allowing them to communicate and express themselves in more natural, real-time, and immersive ways.
Immersive
The Roblox Platform allows creators to build deeply immersive 3D and 4D environments where users can share synchronous experiences with others, independent of where they may be physically. The Roblox Client provides users with intuitive camera and input controls that are tuned for each device’s form factor. By abstracting these controls from creators, the process of building cross-platform immersive experiences is greatly simplified.
Creators use Roblox Studio to easily build immersive experiences that are then rendered and simulated on the Roblox Platform. The Roblox Client leverages efficient low-level hardware-specific device APIs, such as Vulkan for Android devices and Metal for Apple devices, to efficiently render those experiences. Each experience combines thousands of meshes, textures, 3D and 4D models, and animations. Using Roblox Studio, creators can also insert immersive ads, such as Rewarded Video, Billboards, and Portals, into their experiences with relatively low effort. Each immersive experience is simulated in the Roblox Cloud with a custom physics engine built for rigid body and constraint-based physics. Using a combination of novel mathematical formulations and aggressive optimization, the engine can simulate a large number of complex mechanisms at high levels of fidelity. To achieve an optimal balance between latency, scale, and consistency, computations for the simulation are distributed across Roblox Clients and the Roblox Cloud.
Assets that make up the immersive experience are stored in a persistent tree hierarchy that is the foundation for collaborative editing and interactive multi-user experiences. The hierarchy can be modified through APIs which serve as a powerful abstraction layer making it easy to create experiences that are consistent across all Roblox Clients, regardless of device type. During simulation, this data is dynamically replicated within the Roblox Cloud and selectively transmitted to Roblox Clients. The Roblox Client then constructs and renders its own view of the immersive experience.

Low Friction
The Roblox Platform gives users the ability to interact with experiences almost instantly, on most popular client devices, and from anywhere in the world over existing broadband and cellular networks. As of December 31, 2025, the Roblox Client operates on iOS, Android, Windows, Mac, Xbox, PlayStation, Chromebook, and select virtual reality (“VR”) hardware. With the Roblox Platform, creators can build an experience once and then expect that experience to operate consistently on all supported devices to both take advantage of the capabilities of high end systems and also scale down the experience to work on lower end devices. We continually focus on improving frame rates, increasing stability, and enhancing graphics quality.
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
The Roblox Cloud enables low-latency, responsive interactivity between millions of concurrent users within 3D and 4D environments. When a user joins an immersive experience, the Roblox Cloud assigns that user to a particular game instance based on, among other considerations, the user’s social graph, geographic location, spoken language, and age group. Roblox Cloud is designed to automatically scale up and down the number and size of server instances to effectively serve the current user demand for an experience, thereby allowing the Platform to scale up to handle the most popular experiences while also scaling down when demand reduces. Creators can choose to allow up to 200 users within an instance, but may choose fewer to optimize their experience.
Creators have access to persistent data stores in the Roblox Cloud where information about users and each simulated environment can be stored across play sessions. This, along with other services hosted in the Roblox Cloud, make it possible for creators to build, launch, scale, and monetize an immersive experience without any additional tools or services.
The majority of services operated by the Roblox Cloud are hosted in Roblox managed data centers. For some of our databases, object storage, message queuing services, and bursting during large user peaks, we primarily leverage Amazon Web Services to augment our owned and operated infrastructure. The virtual environments and assets used by Roblox Clients are simulated on servers running in 25 regional data centers distributed across North America, South America, Asia-Pacific, and Europe. As of December 31, 2025, the Roblox Cloud uses over 150,000 servers. The Roblox Cloud is designed to be fault tolerant, prepared for disaster recovery, and resistant to malicious attacks and we continue to expand into multiple data centers within and across geographic regions to improve reliability and fault tolerance. Further, as we increasingly leverage AI across our Platform, we continue to expand our graphics processing units (“GPU”) infrastructure both in our owned and operated data centers and in the public cloud.
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
Variety of Content
Creators build nearly all of the content for the Roblox Platform, including a variety of experiences from gaming, to education, to entertainment, and beyond. Their efforts contribute to an expanding content library that included over 14 million active experiences and millions of available Marketplace items during the year ended December 31, 2025.
Creators build, publish, and operate immersive experiences with Roblox Studio, a free suite of tools accessible to all skill levels. Teams can work together using built-in access control management and collaborative editing. Once content is built, it can be replicated and shared across multiple experiences, giving creators the ability to scale their efforts and make rapid updates.

In addition to constructing 3D and 4D objects and environments, creators can script complex behaviors into their experience with Roblox Luau. Based on Lua, an interpreted light-weight programming language popular in the gaming industry, Roblox Luau adds an optional static type system and a highly optimized interpreter that maximizes performance on Roblox Clients and in the Roblox Cloud. Using scripts, creators can modify the environment, control object behavior, and create new ways for users to interact with the virtual environment. Within Roblox Studio, creators have access to a powerful script editor which supports autocomplete, debugging, and the ability to emulate the Roblox Client running on supported devices.
Roblox Studio also leverages AI to help reduce friction for creators, making it easier to build content on the Platform. These AI tools help creators with varying levels of experience. For example, AI tools such as Assistant help beginner creators by answering common questions, Code Assist or Material Generator help creators with some coding experience learn how to write and improve code and easily create more complex materials, and Avatar Auto-Setup saves creators time by turning avatar models into animated avatar technology. In 2025, we released Roblox Cube, a generative AI system for 3D and 4D content creation, allowing creators to include 3D and 4D generative features as part of any immersive experience.
Creators can share their work with other creators through the Creator Store. The Creator Store drives collaboration within our creator community, accelerates creation of new experiences, and provides additional ways for creators to monetize their work. As of December 31, 2025, the Creator Store contained millions of models, meshes, textures, scripts, audio clips, creator tools, and packaged combinations of these items.
We provide creators with reference material, tutorials, community forums, and analytics to build their creations. Creator Hub includes reference material, API documentation, and tutorials for creators. Developer Forum is a private forum for qualified creators which provides insight on new features, community initiatives, recruitment opportunities, bug reporting, and direct engagement with our employees. Learning Hub provides content for educators, students, and parents who are using Roblox as a tool to learn coding, design, and digital civility. All creators on the Roblox Platform have access to dashboards that show daily visits to their experience, as well as earned Robux accumulated from their experience and Marketplace items.
Within the Roblox Client, users find experiences through personalized content recommendations, curated homepage sorts, and search. Personalized AI-driven content recommendations are based on past user behavior, the social graph, and demographic information. An emphasis is always placed on experiences where someone you are connected with is present. Additionally, we utilize our homepage to highlight experiences from up-and-coming creators, recently updated experiences, platform-wide events curated by Roblox, and key genres helping our users to try more experiences and increasing the diversity of the content with which they engage. The search engine automatically learns user intent, accounting for misspellings, slang, and multilingual queries.
Economy
Roblox has a vibrant economy built on an in-Platform virtual currency called Robux, which can be purchased through the Roblox Client and Roblox website or through prepaid cards purchased online and at physical retailers. Roblox relies on payment processor partners to process payments and store user’s payment information, if applicable.
Users can also acquire Robux through a monthly subscription to Roblox Premium. With a subscription, users receive Robux at a discount compared to one-off purchases. Creators may also choose to offer additional benefits to active Roblox Premium subscribers in the form of discounted virtual merchandise or access to exclusive in-experience features.
Creators accumulate earned Robux by selling virtual content or access to virtual content (including through subscriptions), as well as through the incorporation of immersive ads into their experiences, which are ad units that creators can insert into their experience for Roblox to programmatically serve ad content from advertisers. This native integration allows for monetization that respects the user experience, maintaining immersion while providing value to advertisers. Roblox also allows creators to enable regional pricing, which in turn offers users region-specific prices based on economic location, allowing creators to build a more inclusive and accessible global economy.
Creators can also accumulate earned Robux through the Creator Rewards Program, which launched in July 2025 and replaced our legacy Engagement-Based Payouts Program. The Creator Rewards Program allows creators who publish experiences to accumulate earned Robux based on the achievement of various metrics that we believe drive user engagement and monetization supporting the long-term health of our Platform. Creators are compensated for producing enjoyable, replayable gameplay loops through daily engagement rewards and for helping grow the Platform by bringing new and returning users through audience expansion rewards. Members of the Roblox Video Stars program, which is a program for Roblox video and livestream content creators, are also eligible to earn daily engagement and audience expansion rewards.

Roblox allows creators to be paid out through our Developer Exchange Program based on the amount of earned Robux the creator has accumulated through access to experiences and virtual items they have created. Roblox uses a risk-based approach to review requests to be paid through the Developer Exchange Program to mitigate fraud and money laundering. Creators participating in the program are required to create an account with our third-party vendor which collects tax information, conducts customer due diligence, and executes the payouts.
Anywhere
The Roblox Platform serves a global audience. In the year ended December 31, 2025, creators from over 170 countries and users spanning over 180 countries accessed our Platform.
Localization systems embedded within the Roblox Client and Roblox Cloud help to lower cultural barriers. Creators can build experiences in their native language and then, using machine translation and advanced pattern recognition, the Roblox Cloud automatically translates those experiences into 17 languages including Arabic, simplified Chinese, traditional Chinese, English, French, German, Indonesian, Italian, Japanese, Korean, Polish, Portuguese, Russian, Spanish, Thai, Turkish, and Vietnamese. Creators also have the ability to customize all or part of their translations if needed.
The Roblox Client can adjust a user’s experience and available content based on their age, location, and where the client application was obtained. This allows Roblox to dynamically apply relevant content filters, payment limits, and parental consent requirements.
The Roblox Economy
We support our creator community by providing the tools to build, publish, operate, drive discovery, and ultimately monetize content. As of December 31, 2025, over 35,500 creators qualified for and were registered in our Developer Exchange Program and therefore met certain conditions, such as having accumulated the minimum amount of earned Robux required to qualify and having a verified creator account in good standing. These creators were therefore eligible to be paid fiat currency by Roblox, based on the amount of earned Robux the creator accumulated through the Platform. For the year ended December 31, 2025, over 23,500 creators participated in our Developer Exchange Program and were paid in fiat currency by Roblox based on their earned Robux.
Business Model
When users sign up for Roblox, they can create an avatar and explore the vast majority of our experiences for free, although the business model for any given experience is ultimately up to its creator. Most free experiences allow users to use Robux to purchase experience-specific enhancements. Users can also use Robux to obtain items such as clothing, accessories, and emotes from our Marketplace or within an experience. Roblox retains a portion of every Robux transaction for the Platform and support services we provide to creators and distributes the rest to creators. Robux can only be purchased from us at prices set by us, and can only be used within our Platform. Robux have no monetary value and no authorized market or application outside of our Platform. Creators that participate in our Developer Exchange Program can only be paid fiat currency based on the amount of earned Robux they have accumulated, subject to eligibility. We are aware that some users seek to use unauthorized third-party websites to exchange Robux for fiat currency which is not permitted under our terms of use. We regularly monitor and screen usage of our Platform with the aim of identifying and preventing these activities, as well as regularly seek to identify operators of third-party websites offering fraudulent Robux or digital goods offers and send cease-and-desist letters when we identify such websites.
Consistent with our free to use business model, a small portion of our users have historically been payers. For example, in the year ended December 31, 2025, of our 127 million average DAUs, only approximately 1.8 million represented our average daily unique paying users. Similarly, in the year ended December 31, 2025, our average daily bookings per DAU was $0.15, whereas our average daily bookings per daily unique paying user was $10.36. We believe that maintaining and growing our overall number of users, including the number of users who may not purchase and spend Robux, is important to the success of our business. As a result, we believe that the number of users who choose to purchase and spend Robux will continue to constitute a small portion of our overall users.
Roblox also allows creators and third-party brands to reach their audiences by purchasing ads. Further, Roblox offers sponsored experiences and sponsored items, whereby creators can pay to purchase ads to increase discoverability of their creations, which appear where experiences and items are discovered, including through search.

How Users Purchase Robux
Users can generally purchase Robux in two ways: as one-time purchases or via Roblox Premium, a subscription service that is billed monthly and includes Robux at a discount compared to one-time purchases, access to exclusive in-experience benefits, and the ability to buy, sell, and trade certain avatar items. Roblox accepts payments through app stores and directly through payment methods such as credit cards, debit cards, and prepaid cards. Through differential Robux pricing, Roblox also offers more Robux for users purchasing Robux through payment processing channels with lower transaction processing fees. The average selling price for a Robux for the year ended December 31, 2025 was $0.01.
How Creators Accumulate Earned Robux
A creator can accumulate earned Robux when users spend Robux for a bona fide third-party transaction with the creator through the Roblox Platform. We offer creators the following mechanisms to accumulate earned Robux:
•sale to users of access to their experiences and enhancements in their experiences, which may be one-time or recurring;
•through the Creator Rewards Program, which launched in July 2025 and replaced our legacy Engagement-Based Payouts Program, and allows creators who publish experiences to accumulate earned Robux based on the achievement of various metrics that we believe drive user engagement and monetization supporting the long-term health of our Platform;
•generating impressions for ad units within their experiences and teleporting users to other experiences through ad portals;
•sale of avatar items to users (through the Marketplace or directly within experiences); and
•IP licensing, which enables rights holders to partner with our creator community to accumulate earned Robux from their intellectual property.
Generally, as users purchase and subsequently use Robux on Roblox, creators of the virtual item receive 30% of the Robux, the distributor of the virtual item receives 40% of the Robux, and the Platform receives 30% of the Robux. Oftentimes, the creator of the virtual item is also the seller of that item. Creators that sell their own creations within their experiences receive 70% of the Robux spent, as they are acting both as the creator and the seller. Creators that make their virtual items available through the Marketplace receive a minimum of 30% of the Robux spent, as Roblox serves as both the seller and the Platform for these transactions. As it relates to generating impressions for ad units and portals, creators accumulate earned Robux based on the number of impressions and teleports that occur within their experience.
Earned Robux that creators accumulate as consideration for their virtual content are allocated to their respective accounts with Roblox on the Platform. As noted, creators that qualify for our Developer Exchange Program are eligible to be paid fiat currency by Roblox, based on the amount of earned Robux the creator has received through the Platform. The amount creators can receive in fiat currency is based on the amount of earned Robux they have accumulated and is determined by Roblox in its sole discretion. Beginning September 5, 2025, Roblox pays eligible creators $0.0038 per earned Robux, an increase from $0.0035 prior to that, if they qualify for and are registered in our Developer Exchange Program. In order to be qualified for our Developer Exchange Program, creators must meet certain conditions, such as having accumulated the minimum amount of earned Robux required to qualify for the program and having a verified creator account in good standing. On January 31, 2022, we reduced the minimum amount of earned Robux required to qualify for the program from 100,000 Robux to 50,000 Robux and subsequently on January 31, 2023, we further reduced the minimum requirement from 50,000 Robux to 30,000 Robux. We believe these reductions in the minimum amounts required incentivize our creator community, while promoting its long-term growth and health. As of December 31, 2025 and 2024, over 35,500 and 24,500 creators were qualified and registered in our Developer Exchange Program, respectively. For the years ended December 31, 2025 and 2024, creators earned $1,503.1 million and $922.8 million, respectively.
Our creators do not always seek to receive fiat currency payouts from Roblox based on the earned Robux they have accumulated. Some choose to purchase ad credits to promote their experiences on the Platform or use the Robux on the Platform as any other user would.
Our Growth Strategies
Our long-term vision is to connect one billion users with optimism and civility. We are working towards an ambitious target of capturing 10% of the global gaming content market and winning an even greater share of the U.S. market. We continue to invest in creating a safe and civil Platform for users across geographies and devices, while creating a vibrant economy for our creators. As we continue to scale, we believe we will be able to further expand our capabilities in communication, entertainment, commerce, and advertising.

In order to achieve this goal, we are focused on the following levers:
•Novel Game Expansion to Serve All Audiences: We see a large opportunity to expand our footprint among older audiences by optimizing our Platform to facilitate the creation of “novel” games that expand into new genres, use different gameplay mechanics, and have a different look and feel than classic Roblox games.
•Harnessing the Power of AI: We are innovating aggressively in AI to accelerate the creation of content, improve the safety of our Platform, and fuel ongoing user engagement, discovery, and monetization improvements.
•Safety & Civility as a Strategic Advantage: We seek to make Roblox a safe place for children on the internet and believe there is significant value to be captured by serving this audience.
•Accelerating our Flywheel: We expect to continue enhancing monetization, while investing in our creators and our Platform to drive growth that unlocks further capacity for investment and long-term margin expansion.
Brand and Marketing
Our go-to-market approach is driven by the strength and continued enhancement of our brand, organic adoption across our user, creator communities, and an influencer-based marketing strategy, with a goal to demonstrate the Platform’s wide-ranging appeal across demographics, geographies, and interests.
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
We have millions of experiences to choose from on Roblox, and creators continue to build new experiences on the Platform and publish them daily. As experiences on the Platform grow in popularity, this success accrues to the Roblox brand and serves to draw in new audiences. Our approach is to amplify these experiences on both earned and owned channels which builds awareness and affinity for Roblox. This approach includes educating our creators, users, and brands on the Platform’s capabilities and innovations, all of which elevates each stakeholder’s experience.
We operate a highly efficient marketing model. Our approach is highly organic, with our user and creator adoption driven by mutually reinforcing content and social network effects. We also leverage our influencer community to increase brand awareness and our reach across all age demographics.
We believe safety and civility is an integral and differentiating part of our brand. We have invested heavily in creating a safe and civil platform, which has allowed us to both grow and retain our user base. To further this commitment, we plan to increase our outbound messaging regarding Roblox’s safety ecosystem in the near term to better inform our community and partners. This includes providing timely, transparent information to our social media ecosystem alongside more targeted paid media strategies designed to reach the right audiences with precision.
Competition
We compete for both users and creators. We compete to attract and retain our users’ attention on the basis of our content and user experiences. We compete for users and their engagement hours with global technology leaders such as Amazon, Apple, Meta Platforms, Google, Microsoft, and Tencent, global entertainment companies such as Comcast, Disney, Paramount Global, and Warner Bros Discovery, global gaming companies such as Activision Blizzard (now owned by Microsoft), Electronic Arts, Take-Two, Epic Games, Krafton, NetEase, and Valve, online content platforms such as Netflix, Spotify, and YouTube, as well as platforms such as Facebook, TikTok, Instagram, WhatsApp, Pinterest, X, Reddit, Discord, and Snap. We are able to compete for these users based on our variety of content, personalized user experience, and various engagement features.
We rely on creators to create the content that leads to and maintains user engagement (including maintaining the quality of experiences). We compete to attract and retain creators by providing them with the free tools to easily build, publish, operate, and monetize content. We compete for creators and engineering talent with gaming and metaverse platforms such as Epic Games, Unity, Meta Platforms, and Valve, who also provide creators the ability to create or distribute interactive content. We are able to compete for these creators because of our comprehensive offering to build, publish, and operate experiences on our Platform, our free and easy-to-use technology, our broad user reach, our economic rewards system, our brand, our reputation for innovation, our creator-centric culture, and our mission.

Seasonality
We have historically experienced seasonality in monetization on our Platform and tend to generate higher levels of bookings in the fourth quarter of the year primarily due to the end-of-year holiday season. We also typically see higher levels of engagement in the months of June, July, and August, which are summer periods in the northern hemisphere, and lower levels of engagement in the post-summer months of September, October, and November. Other periods of seasonality include holidays such as Lunar New Year, Easter, and Ramadan, as well as school holidays around the world, each of which may differ in timing year-over-year. While bookings are typically strongest in the fourth quarter, this trend may not be reflected in the revenue recognized in the same period due to the timing of our revenue recognition (see section “Revenue Recognition” within Item 8. Consolidated Financial Statements and Supplementary Data, Note 1, “Overview and Summary of Significant Accounting Policies”, for further discussion on our revenue recognition policy). These seasonal impacts may be more or less pronounced in the future or different altogether.
Government Regulation
We operate in a complex, rapidly evolving, and increasingly fragmented regulatory environment. We are subject to a wide array of domestic and international laws and regulations concerning matters central to our business, including but not limited to, privacy, data protection, security, rights of publicity, content regulation, intellectual property, use of AI, online safety, gambling, loot boxes, ratings, competition, protection of minors, consumer protection, communication, payment processing, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions, and securities law compliance. These laws and regulations often differ significantly by jurisdiction and are subject to frequent changes, uncertain or novel interpretations, conflicting compliance requirements, and shifting regulatory enforcement priorities, any of which could subject our established business practices to new or enhanced scrutiny. For example, there has been increased regulatory focus on areas that impact our business including the protection of minors online and online safety overall in recent periods.
The costs of complying with these laws and regulations are high and likely to increase in the future, particularly as the degree of regulation increases, our business grows, and our geographic scope expands. To comply with these regulations, in certain jurisdictions and for subsets of our users, we have been required to and could in the future be required to modify or remove certain content on our Platform, change the default settings of our Platform, modify, restrict access to, or disable certain features or tools on our Platform, including communication features, change our business model for specific jurisdictions or subsets of our users, and take on more onerous obligations. In addition, certain government authorities have restricted access to or blocked our Platform entirely. Further, the impact of these regulations may place a disproportionate compliance burden on us relative to larger technology peers with more extensive resources. Any failure on our part to comply with these laws and regulations may subject us to significant liabilities or penalties, or otherwise adversely affect our business, financial condition, or operating results.
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our Platform, including the Digital Millennium Copyright Act (“DMCA”), the Communications Decency Act of 1996 (“CDA”), the fair-use doctrine in the U.S., and the Digital Services Act (“DSA”) in the European Union (“EU”). However, each of these statutes and regulations is subject to uncertain or evolving judicial interpretation, regulatory guidance, and legislative amendments. For example, there have been various congressional, executive and state efforts to eliminate or modify Section 230 of the Communications Act of 1934, enacted as part of the CDA. If existing legal frameworks or safe harbor defenses are eroded, international jurisdictions decline to adopt or enforce similar protections, or a court or regulator were to disagree with our application of those rules to our business, we could be required to expend significant resources to try to comply with the new rules or incur liability, and our business, revenue, and financial results could be harmed. Further, pending or recently adopted legislation globally imposes additional obligations on us associated with user behavior and content on our Platform, including obligations to publish transparency reports, implement product changes, and to carry out risk assessments and mitigate identified risks.

We are subject to U.S. federal and state laws and regulations regarding privacy and data protection, including with respect to the collection, storage, sharing, use, processing, transfer, disclosure, and protection of personal data. For example, the California Consumer Privacy Act (“CCPA”) as amended by the California Privacy Rights Act (“CPRA”) requires covered companies to, among other things, provide new disclosures to California consumers, afford consumers opt-out rights for the sale of personal information, and requires companies to obtain the consent of children in California under the age of 16 (or parental consent for children under the age of 13) before selling their personal information. Additionally, the latest CPPA regulation requires companies to conduct risk assessments, complete annual cybersecurity audits, and implement consumers’ rights to access and opt-out of businesses’ use of automated decision making technology. Similar legislation has been proposed or adopted in other states. We continue to monitor the status of the California Age-Appropriate Design Code Act (“CA ADCA”). Although currently enjoined by federal court, if the injunction is lifted or if similar legislation such as the proposed federal Kids Online Safety Act is enacted, we may be required to alter our Platform design, age estimation methods, and content recommendation algorithms. We are subject to the Children’s Online Privacy Protection Act (“COPPA”), which governs the collection of personal information from children under the age of 13. On April 22, 2025, the Federal Trade Commission (“FTC”) published final amendments to COPPA that expand the definition of personal information (to include biometric data), require separate parental consents for third-party data disclosures, and impose stricter data retention limits. Operators have until April 22, 2026 to bring their operations into compliance.
In addition, foreign data protection, privacy, online safety, children’s privacy, consumer protection, communication, content regulation, cybersecurity, and other laws and regulations are constantly evolving and subject our business to product requirements and potential liability that could adversely affect our business, financial condition, or operating results. For example, GDPR imposes stringent operational requirements for entities processing personal information, particularly of children under the age of 13 or 16 (depending on the country) without parental consent, and significant penalties for non-compliance. Under GDPR, fines up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, can be imposed for violations. NIS2 sets an enhanced standard for security, including cybersecurity risk management measures and rigorous, multi-stage incident reporting obligations. Similar to GDPR, NIS2 introduces significant monetary penalties, such as fines up to 2% of global annual turnover, and non-monetary penalties, including personal executive liability. The DSA imposes content moderation obligations, notice and transparency obligations, advertising restrictions, children’s privacy and safety requirements, and other product requirements on digital platforms to protect consumers and their rights online. Allegations of noncompliance with the DSA can and have led to investigations and other proceedings, such as the Roblox investigation announced in January 2026 by the Netherlands. The DSA imposes significant penalties for non-compliance including fines of up to 6% of annual global revenues, in addition to the ability of civil society organizations and non-governmental organizations to lodge class action lawsuits. The United Kingdom’s Online Safety Act (“UK OSA”) imposes, among other things, duties to protect children online, complete risk assessments, and remove illegal content. Noncompliance with the UK OSA could lead to investigations and other proceedings, substantial fines of up to 10% of global revenues of the previous year and the imposition of business disruption measures such as access restriction orders. Australia’s Online Safety Act also imposes similar duties, and Brazil and Indonesia have introduced a series of requirements on digital services, with a particular emphasis on children’s online safety and illegal content. In addition to online safety requirements, Australia has also adopted its Social Media Minimum Age Act (“SMMA”) that imposes a ban on certain social media platforms for users under 16 years old. There are similar discussions and legislative efforts ongoing in several jurisdictions, including the U.S. and EU, related to restricting minors’ access to social media platforms, with a particular emphasis on restricting access to features that may be considered addictive or harmful to minors, with certain legislation and regulation addressing these matters having been enacted. Should Roblox be considered or asserted to be in scope of the SMMA or any similar laws or regulations in the future, it could have a substantial impact on usage of our Platform in those markets.
Additionally, there are ongoing discussions in the U.S. and abroad regarding whether certain mechanisms that may be included in experiences on our Platform, such as features referred to as “loot boxes,” and certain genres of experiences, such as social casino, that may reward gambling-like behavior, should be limited and/or restricted to protect consumers, and particularly minors and persons susceptible to addiction. For example, in Belgium and the Netherlands, “loot box” mechanics may be considered gambling and are restricted as a result and in Australia, gaming content containing “loot boxes” requires a mature age rating (15 years of age and older). We also are subject to regulations with respect to advertising, in particular, advertising to minors, and advertising regulations could differ based on the jurisdiction of a user. For example, in the U.S., the FTC and other regulators restrict deceptive or unfair commercial activities, including in relation to targeted advertising and advertising to minors.
Also, actual or perceived noncompliance with the U.K. Age Appropriate Design Code (“AADC”) may result in audits or other proceedings by the U.K.’s Information Commissioner Office and other regulators in the European Economic Area or Switzerland, as noncompliance with the AADC may indicate noncompliance with applicable data protection law. Additionally, in the EU, the Artificial Intelligence Act (“EU AI Act”) establishes a comprehensive risk-based regulatory framework for AI systems. The EU AI Act imposes tiered obligations based on the potential risk of the AI technology, ranging from transparency requirements for limited-risk systems (such as chatbots) to strict compliance mandates for ‘high-risk’ systems and ‘general-purpose AI’ models. These mandates include extensive data governance, risk management, and fundamental rights impact assessments. Violations of the EU AI Act could result in fines of up to 35 million Euros or 7% of total worldwide annual turnover, whichever is higher.

The evolving regulatory landscape internationally results in uncertainty. As our user base in key jurisdictions continues to grow, we expect to be subject to more stringent compliance obligations and increased costs, including annual independent audits, mandatory risk assessments of online safety risks (such as illegal content and negative effects on minors), increased transparency requirements, and potentially additional supervisory fees.
We have policies and procedures designed to promote compliance with applicable laws and regulations, but we cannot assure you that authorities will not assert or determine that our practices violate such laws and regulations. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning content regulation, online safety, privacy, and data protection that could affect us if enacted and we may not be able to comply with certain of these laws and regulations in a timely fashion. Non-compliance with any applicable laws and regulations could result in penalties or significant legal liability, including platform blocking or throttling. Although we take reasonable efforts to comply with applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident or as the result of a regulatory investigation. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations, or financial condition.
We are and expect to continue to be, the subject of inquiries, investigations, audits, and other actions and proceedings by domestic and international government authorities and regulators, particularly in the areas of privacy, data use, data protection, consumer protection, online safety, children’s safety, and content moderation. The occurrence of any of these can and could continue to cause us to incur substantial costs, expose us to civil and criminal liability (including liability for our personnel) or penalties (including substantial monetary remedies), interrupt or require us to change our business practices in a manner materially adverse to our business (including changes to our products or user data practices), result in negative publicity and reputational harm, divert resources and the time and attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.
For additional information on government regulation applicable to our business, please see the section titled “Risk Factors” elsewhere in this Annual Report on Form 10-K. For additional information on our cybersecurity risk management, strategy, and governance framework, see the section titled “Cybersecurity” in Item 1C of this Annual Report on Form 10-K.
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
As of December 31, 2025, we owned more than 200 U.S. patents relating to aspects of our actual or contemplated operations and technologies. Our issued patents are scheduled to expire between 2027 and 2044. We also had more than 350 pending patent applications in the U.S. and abroad. There can be no assurance that each of our patent applications will result in the issuance of a patent. In addition, any resulting issued patents may have claims narrower than those in our patent applications. We seek to protect our proprietary inventions relevant to our business through patent protection; however, we are not dependent on any particular patent or application for the operation of our business.
We have registered “Roblox,” “Robux,” and our corporate logo as trademarks in the U.S. and other jurisdictions. In total (including our subsidiary entities), we are the owner of over 530 trademark filings, including over 50 trademark applications in the U.S. and foreign countries as of December 31, 2025. There can be no assurance that each of our trademark applications will result in the issuance of a trademark or that each resulting trademark registration will be able to be maintained. As of December 31, 2025, we were the registered holder of over 850 domestic and international domain names. We continually monitor the registration of our domain names, trademarks, and service marks in the U.S. and in certain locations outside the U.S.

Despite our efforts, we may not be able to obtain or maintain sufficient protection for or successfully enforce our intellectual property. Any current and future patents, trademarks, and other intellectual property or other proprietary rights we own or license, or otherwise have a right to use, may be contested, circumvented, or found unenforceable or invalid. Our existing and future patents, copyrights, trademarks, trade secrets, domain names, and other intellectual property rights may not provide us with competitive advantages, distinguish our products from those of our competitors, or prevent competitors from launching comparable products. We may also be dependent on third-party content, technology, and intellectual property in connection with our business. Further, we may not be able to prevent third parties from infringing, diluting, or otherwise misappropriating or violating our intellectual property rights, and we may face challenges to the validity or enforceability of our intellectual property rights. We cannot guarantee that our business does not and will not infringe or misappropriate the rights of third parties. We expect to continue to face allegations from third parties, including our competitors and “non-practicing entities,” that we have infringed or otherwise violated their intellectual property rights. While we do not anticipate that these allegations, if they were to result in litigation against us, would have a materially adverse impact on our business, financial condition, or operating results, there can be no guarantee that such lawsuits would not have a materially adverse impact on us. Further, certain federal statutes in the U.S. may apply to us with respect to various activities of our users, including the DMCA, provide immunity from monetary damages for online service providers such as us from, among other things, infringing content uploaded to our Platform by our users provided we comply with certain statutory requirements. The immunity is part of a statutory safe harbor. To enjoy the benefits of the safe harbor and be immune from monetary damages for infringing content uploaded by our users, we have to register a designated agent with the U.S. Copyright Office and maintain that filing on a periodic basis with the U.S. Copyright Office. We must also expeditiously remove any infringing content upon acquiring actual knowledge of such infringement or, in the absence of actual knowledge, if we become aware of facts or circumstances from which infringing activity is apparent. We must also adopt, reasonably implement, and inform users of our Platform about a policy that provides for the termination in appropriate circumstances of users who are repeat infringers of the copyrights of third parties. If we fail to comply with the conditions for qualifying for safe harbor protection, we may be subject to monetary damages for infringing content on our Platform. The damages for copyright infringement can range from $750 to $30,000 per work infringed and, in the case of willful infringement, up to $150,000 per work infringed. Alternatively, copyright owners could seek to recover their actual damages and our profits. As we host millions of user uploaded works, we could be subject to significant damages claims if we are determined not to comply with the DMCA safe harbors. Intellectual property disputes are common in our sector, and, as we face increasing competition or grow our business, there is an ongoing risk that we may become involved in legal disputes involving intellectual property claims.
For additional information on risks relating to intellectual property, please see the section titled “Risk Factors” elsewhere in this Annual Report on Form 10-K.
Human Capital
As of December 31, 2025, we employed 3,065 full time employees, the majority of whom work from our San Mateo, California headquarters. In addition, we had thousands of trust & safety agents across the globe. In order to continue to evolve the Roblox Platform, we plan to continue to invest in attracting and retaining key talent, especially those focused on product and engineering. We monitor our progress with human capital metrics such as turnover, time to fill open roles, ratio of internally developed talent to external hires, ratio of technical talent to overall employees, and employee engagement. Our brand, market position, reputation for innovation, and creator-centric culture support our ability to recruit best-in-class engineering talent. As of December 31, 2025, we had over 2,300 employees in product and engineering functions, accounting for approximately 75% of our total full time employees, and over 200 of our full time employees were located outside of the U.S.
We have embraced four core values since we founded Roblox and focus on incorporating them into our daily actions:
•Respect the Community. We consider our impact on the world, strive to make decisions with everyone’s best interests in mind, and communicate authentically. We prioritize our community before company, company before team, and team before individual.
•We are Responsible. We are empowered and responsible for both the intended and unintended consequences of our actions.
•Take the Long View. We drive innovation by setting a long-term vision first, even when making short term decisions and making incremental advancements.
•Get Stuff Done. We drive execution every day by taking initiative and relentlessly iterating towards long-term goals.

Corporate Information
We were incorporated in 2004 in Delaware, and reincorporated to Nevada in May 2025. Our principal executive offices are located at 3150 South Delaware Street, San Mateo, California 94403, and our telephone number is (888) 858-2569. Our website address is www.corp.roblox.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. “Roblox,” “Robux,” our logo, and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of Roblox Corporation. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork, and other visual displays, may appear without a trademark symbol, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.
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
Investors, the media, and others should note that we intend to announce material information to the public through filings with the SEC, the investor relations page on our website, at www.ir.roblox.com, press releases, public conference calls, and webcasts. We use these channels, as well as social media, our blog at https://blog.roblox.com/, our Creator Hub page at https://create.roblox.com/docs, and our Developer Forum at https://devforum.roblox.com/, to communicate with our creators, users, and the public about our company, our Platform, and other issues, and the information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. However, information contained on, or that can be accessed through, these channels does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

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
•We are subject to laws and regulations worldwide that are constantly evolving, which could increase our costs or adversely affect our business, including preventing our ability to operate our Platform in certain jurisdictions.
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
•We are subject to numerous legal proceedings that are costly and time-consuming to defend and could harm our business, financial condition, or results of operations.
•If we fail to retain users or add new users, or if our users decrease their level of engagement with our Platform, our revenue, bookings, and operating results will be harmed.
•We depend on our creators to create digital content that our users find compelling, and if we fail to properly incentivize our creators to develop and monetize content, our business will suffer.
•If we are unable to further monetize our Platform and user base, our business will suffer.
•The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.
•If we experience loss of availability or degradation in our services, Platform support, and/or technological infrastructure, our ability to provide sufficiently reliable services to our users and maintain the performance of our Platform could be negatively impacted, which could harm our relationships with our creators and users, and consequently, our business.
•Security compromises of our Platform, our private information, and our users’ private information could disrupt our internal operations and harm public perception of our Platform, which could cause our business and reputation to suffer.
•The operation of our Platform outside the United States exposes us to risks inherent in international operations.
•Our continued success significantly depends on our ability to effectively navigate the integration of rapidly evolving technologies such as generative AI into our business and address their impact on our threat landscape.
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

•We may incur liability as a result of content published using our Platform or as a result of claims related to content generated by our creators and users, including copyright infringement, and legislation regulating content on our Platform may require us to change our Platform or business practices.
•The market price of our Class A common stock has fluctuated and could decline regardless of our operating performance.
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
We have incurred net losses since our inception, and we expect to continue to incur net losses in the foreseeable future. We incurred net losses attributable to common stockholders of $1,065.1 million, $935.4 million, and $1,151.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $5,060.7 million. We also expect our operating expenses to continue to increase, and if our growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We expect our costs and investments to continue to increase in future periods as we intend to continue to make investments to grow our business, including an expected increase in infrastructure and stock-based compensation expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
Our business is affected by seasonal demands, and our financial condition and results of operations will fluctuate from quarter to quarter, which makes our financial results difficult to predict and may not fully reflect our underlying performance.
Historically, our business has been highly seasonal, with the highest percentage of our bookings occurring in the fourth quarter when holidays permit our users to spend increased time on our Platform and lead to increased spend on prepaid gift cards, and we expect this trend to continue. We also typically see higher levels of engagement in the months of June, July, and August, which are summer periods in the northern hemisphere, and lower levels of engagement in the post-summer months of September, October, and November. However, school holidays around the world differ in timing year-over-year and therefore have impacted and may continue to impact our quarterly results. Similarly, other periods of seasonality include holidays such as Lunar New Year, Easter, and Ramadan, each of which may differ in timing year-over-year, and therefore have impacted and may continue to impact our quarterly results. We also have and may continue to experience fluctuations due to external factors that we are unable to predict or control that affect user or creator engagement with our Platform as further described in our other Risk Factors in this Annual Report on Form 10-K. Accordingly, we expect our quarterly results of operations will continue to fluctuate and you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments.
We are subject to laws and regulations worldwide that are constantly evolving, which could increase our costs or adversely affect our business, including preventing our ability to operate our Platform in certain jurisdictions.
As a global platform, we are subject to a myriad of laws and regulations that affect our business, including but not limited to, laws and regulations regarding online gaming, user-generated content, online safety, privacy, AI, online platform liability, social media platforms, content moderation, intellectual property ownership and infringement, consumer protection, protection of minors, anti-competition, taxation, labor, real estate, export and national security, requirements related to the use of parental consent, biometrics, cybersecurity, privacy data protection and data localization requirements, the use of prepaid cards, subscriptions, advertising, electronic marketing, illegal content, escheatment, tariffs, anti-corruption, campaign finance, gambling, loot boxes, ratings, telecommunications, and payments regulation, all of which are continuously evolving and developing. In recent periods, there has been increased regulatory scrutiny, investigations, and litigation on areas that impact our business including the protection of minors online and online safety overall. The scope and interpretation of laws, regulations, and other requirements that are or may be applicable to us, are often uncertain and may differ or conflict from jurisdiction to jurisdiction. We have policies and procedures designed to promote compliance with applicable laws and regulations, but we cannot assure you that authorities will not assert or determine that our practices violate such laws and regulations.

The widespread availability of user-generated content online, and particularly to minors, is relatively new, and the regulatory framework is new and continuously evolving with increased legislative initiatives and regulatory focus on areas including the protection of minors online and users’ personal information, among other areas. The scope and interpretation of these laws, regulations, and other requirements that are or may be applicable to us, are often uncertain, may differ and even conflict from jurisdiction to jurisdiction and compliance may be burdensome and expensive. Moreover, in some cases these new regulations can be enforced by private parties in addition to governmental agencies.
We are subject to global laws and regulations that address online safety, content moderation, and online platforms with social features. For example, the United Kingdom’s (“U.K.”) Online Safety Act (“OSA”) introduced, among other things, duties to protect children and other users online, complete risk assessments, remove illegal content, and address content harmful to children. Noncompliance with the OSA could lead to investigations and other proceedings, substantial fines of up to £18 million or 10% of the prior year’s global revenues, as well as the imposition of product requirements and other measures that could restrict access to the Platform. The EU’s Digital Services Act (“DSA”) imposes content moderation obligations, notice and transparency obligations, protection of minors obligations, advertising restrictions, and other requirements on digital platforms to protect consumers and their rights online. Guidelines for the DSA’s requirements specific to children include, among other matters, age assurance measures, default settings obligations and various other aspects of product design and function, risk assessment obligations, measures to improve moderation and reporting tools, and requirements for parental control tools. Allegations of noncompliance with the DSA can and have led to investigations and other proceedings, such as the Roblox investigation announced in January 2026 by the Netherlands. The DSA imposes significant penalties for non-compliance including fines of up to 6% of annual global revenues, in addition to the ability of civil society organizations and non-governmental organizations to commence class action lawsuits. Brazil’s Digital Statute for Children and Adolescents (“Digital ECA”) will take effect in March 2026 and includes a number of similar obligations around youth and adolescent default settings, parental controls, transparency, risk assessments, advertisement, localization, and harm prevention. Indonesia has also introduced a series of requirements on digital services, with a particular emphasis on children’s online safety and illegal content, which will go into effect in early 2027. Australia’s Online Safety Act of 2021 (“AUS OSA”) also includes a number of content and product design requirements. We expect such laws and regulations to continue to evolve over time. As our user base in key jurisdictions continues to grow, we expect to be subject to more stringent compliance obligations and increased costs, including annual independent audits, mandatory risk assessments of online safety risks (such as illegal content and negative effects on minors), increased transparency requirements, increased content takedown demands, and potentially additional supervisory fees.
In addition to these international laws and regulations, we are subject to U.S. federal and state regulation of online services accessed and used by children, which vary significantly. For example, in 2024 the State of Texas enacted restrictions on purchasing by minors, including requiring parental consent for minors to purchase digital items, including on our Platform. Further, in March 2025 the States of Utah, Louisiana, and Texas enacted restrictions on applications available via app stores, which include requiring app stores to collect parental consent for minors to download applications and engage in in-app purchases, including on our Platform. Additional states and the federal government are continuing to consider similar proposals. Pending the outcome of relevant constitutional challenges, these additional restrictions may have an adverse impact on our revenue and bookings from users in any states where enacted.
There are also evolving laws and regulations relating to social media. For example, Australia has implemented a ban on social media for children under 16 pursuant to its Social Media Minimum Age Act, requiring certain social media platforms to block underage accounts or face significant fines. There are similar discussions and legislative efforts ongoing in several jurisdictions, including the U.S and EU related to restricting minors’ access to social media platforms, with a particular emphasis on restricting access to features that may be considered addictive or harmful to minors, with certain legislation and regulation addressing these matters having been enacted. Depending on the scope of covered services, laws and regulations such as these may affect how we configure and present our Platform or our ability to offer our Platform to certain demographics entirely, which may in turn have an adverse impact on our bookings and revenue.
In the U.S. and abroad there are ongoing discussions and legislative and executive efforts to remove or restrict the protections from liability for third-party content found under Section 230 of the Communications Decency Act (“CDA”) and similar international regulations. For example, in June 2025, the Brazilian Supreme Court ruled that Article 19 of Brazil’s Internet Act is partially unconstitutional, creating platform liability for third-party content in certain instances. The resulting legal framework is in flux, but as it stands, platforms that host third party content like Roblox will be subject to presumptive civil liability for certain categories of content, as well as new regulatory requirements around localization, content moderation, transparency, risk assessment and management, and customer support.

In addition, there are ongoing discussions and legislative efforts in the U.S. and abroad regarding whether certain mechanisms that may be included in experiences on our Platform, such as features referred to as “loot boxes,” and certain genres of experiences, such as social casino, that may reward gambling-like behavior, should be limited and/or restricted to protect consumers, and particularly minors and persons susceptible to addiction. For example, in countries such as Belgium and the Netherlands, “loot box” mechanics may be considered gambling and are restricted as a result. In Australia, gaming content containing “loot boxes” requires a mature age rating (15 years of age and older). Additionally, we are subject to regulations with respect to advertising, in particular, advertising to minors, and advertising regulations could differ based on the jurisdiction of a user. For example, in the U.S. the FTC and other regulators restrict deceptive or unfair commercial activities, including in relation to targeted advertising and advertising to minors.
Our efforts to comply with these evolving laws and regulations, as well as uncertainty over their scope and interpretation has led to, and will continue to lead to, increased operational costs for us, expose us to litigation, fines, or other injunctive and monetary penalties, and harm our brand and reputation if we are, or are alleged to be, unable to comply. To comply with these regulations, in certain jurisdictions and for subsets of our users, we have been required to and could in the future be required to modify or remove certain content on our Platform, change the default settings of our Platform, modify, restrict access to, or disable certain features or tools on our Platform, including communication-features, change our business model for specific jurisdictions or subsets of our users, and take on more onerous obligations, including, but not limited to, applying for government-issued licenses to operate, establishing a local presence, implementing specified age rating systems, developing localized product offerings and practices, storing user information on servers in a jurisdiction within which users are located, and developing local education initiatives. In addition, certain government authorities have restricted access to or blocked our Platform entirely. These requirements may impact user engagement, the functionality and effectiveness of our Platform, our ability to operate across demographics and geographies, our creators’ ability to monetize their experiences in some jurisdictions, and reduce the overall use or demand for our Platform, which would harm our business, financial condition, and results of operations. We expect the costs of compliance with, and other burdens imposed by, these laws, regulations, standards, and obligations, to continue to increase and the costs could become prohibitively expensive. Required product or Platform changes may also make our Platform less attractive for or restrict availability to younger users and harm our business, financial condition, and results of operations. We have partnered with the International Age Rating Coalition to facilitate age and content rating assignments for our experiences by rating authorities across various countries and regions. As we further develop our experience rating systems, ratings-based restrictions on our users’ ability to access specific content on our Platform may make our Platform less attractive for younger users and harm our business, financial condition, and results of operations. Moreover, the adoption of any laws or regulations adversely affecting the growth, popularity or use of the internet, including laws impacting internet neutrality, could decrease the demand for our Platform and/or increase our operating costs.
We have experienced rapid growth at times, in part due to the virality of certain experiences on our Platform, and our growth rates may not be indicative of our future growth or the growth of our market.
We have experienced rapid growth in prior periods relative to our quarterly forecast and historic trends, which may not be indicative of our financial and operating results in future periods. For example, historically we experienced periods of increased activity levels due in part to the COVID-19 lockdowns, prepaid gift card partnerships, and from the emergence of viral hits, each of which led to increased demand for and engagement with our Platform. These periods of increased activity levels, while significant, have generally not been sustainable. For periods of increased engagement impacted by viral experiences, our results have generally moderated as peak engagement of viral experiences naturally declines. The long-term impact of these increased activity levels to our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict. We may not experience any growth in bookings or our user base during periods where we are comparing against historical periods impacted by increased activity levels. In addition, our growth could be affected to the extent certain users only engage with our Platform due to viral experiences which may not remain popular. We believe our overall market acceptance, revenue growth, and increases in bookings depend on a number of factors, some of which are not within our control. There can be no assurance that users will not reduce their usage or engagement with our Platform or reduce their discretionary spending on our Platform, particularly if the popularity of viral or other key experiences wanes, which would adversely impact our revenue and financial condition. If we are unable to continue to maintain the attractiveness of our Platform to creators and users, including through a diverse and continuously engaging set of experiences, they may no longer seek new experiences in our Platform, which would result in decreased market acceptance, lower revenue, fewer bookings, and could harm our results of operations.

We depend on effectively operating with third-party operating systems, hardware, and networks that may make changes affecting our operating costs, as well as our ability to maintain our Platform, which would hurt our business.
For the year ended December 31, 2025, 29% of our revenue was attributable to Robux sales through the Apple App Store and 15% of our revenue was attributable to Robux sales through the Google Play Store. Because of the significant use of our Platform on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware. We are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various software application stores that make our application and experiences available to our creators and users. These policies and terms of service govern the availability, promotion, distribution, content, and operation of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our Platform and those changes may be unfavorable to us and our creators’ and users’ use of our Platform. If an operating system provider or application store limits or discontinues access to, or changes the terms governing, its operating system or store for any reason, it could adversely affect our business, financial condition, or results of operations.
Additionally, an operating system provider or application store could also limit or discontinue our access to its operating system or store if it establishes more favorable relationships with one or more of our competitors, launches a competing product itself, or it otherwise determines that it is in its business interests to do so. If competitors control the operating systems and related hardware our application runs on, they could make interoperability of our Platform more difficult or display their competitive offerings more prominently than ours. There is no guarantee that new devices, platforms, systems, and software application stores will continue to support our Platform or that we will be able to maintain the same level of service on these new systems. If it becomes more difficult for our users or creators to access and engage with our Platform, our business and user retention, growth, and engagement could be significantly harmed.
Similarly, at any time, our operating system providers or application stores can change their policies on how we operate on their operating system or in their application stores by, for example, applying content moderation for applications and advertising or imposing technical or code requirements. These actions by operating system providers or application stores may affect our ability to collect, process, and use data as desired and could negatively impact our ability to leverage data about the experiences our creators develop which in turn could impact our resource planning and feature development planning for our Platform.
We rely on third-party distribution channels and third-party payment processors to facilitate purchases by our Platform users. If we are unable to maintain a good relationship with such providers, if their terms and conditions change, or if we fail to process or ensure the safety of users’ payments, our business will suffer.
Purchases of Robux and other products (e.g., prepaid gift cards) or services on our Platform are facilitated through third-party online distribution channels and third-party payment processors. We utilize these distribution channels, such as Amazon, Apple, Blackhawk, ePay, Google, Incomm, PayPal, Stripe, Microsoft, Sony’s PlayStation Network, and Xsolla, to receive cash proceeds from purchases of Robux. For our experiences accessed through mobile platforms such as the Apple App Store and the Google Play Store and consoles, we are required to share a portion of the proceeds from in-game sales with the platform and console providers. For operations through the Apple App Store and Google Play Store, we are obligated to pay up to 30% of any money paid by users on our Platform to Apple and Google and this amount could increase. For operations through console providers, such as Microsoft Xbox and Sony PlayStation, we are obligated to pay around 30% of any money paid by users on our Platform, and these amounts could also increase. These costs are expected to remain a significant operating expense for the foreseeable future. If the amount these platform providers charge increases, it could have a material impact on our ability to pay creators and our results of operations. Each provider of an operating system, application store, or console may also change its fee structure or add fees associated with access to and use of its operating system, which could have an adverse impact on our business. There has been litigation, as well as governmental inquiries over application store fees, and Apple or Google could modify their platform in response to such litigation and inquiries in a manner that may harm us. Any scheduled or unscheduled interruption in the ability of our users to transact with these distribution channels could adversely affect our payment collection and, in turn, our revenue and bookings.
Additionally, we do not directly process purchases made on our Platform or payments to our creators under our Developer Exchange Program. Information on those purchases or under our Developer Exchange Program (e.g., debit and credit card numbers and expiration dates, personal information, including bank account information, and billing addresses) is disclosed to the third-party online platform and service providers (such as Stripe, Xsolla, and Tipalti). We do not have control over the security measures of those providers, and their security measures may not be adequate. We could be exposed to litigation and possible liability if our users’ (including our creators’) transaction information are compromised, which could harm our reputation and our ability to attract users and may materially adversely affect our business.

We also rely on the stability of such distribution channels and their payment transmissions, and third-party payment processors for the continued payment services provided to our users. If any of these providers fail to process or ensure the security of users’ payments for any reason, our reputation may be damaged and we may lose our paying users, creators may lose interest in our Developer Exchange Program, creators may be discouraged from creating on our Platform, and users may be discouraged from making purchases on our Platform, which, in turn, would materially and adversely affect our business, financial condition, and prospects.
In addition, from time to time, we or our partners encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative consumer perceptions of our Platform services. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines, our users’ card approval rate may be impacted, and we may be subject to additional card authentication requirements. The termination of our ability to process payments on any major payment method would significantly impair our ability to operate our business.
The success of our business model is contingent upon maintaining a strong reputation and brand, including our ability to provide a safe online environment for our users, many of whom are children, to experience, and if we are not able to provide such an environment, our business will suffer dramatically.
Our Platform hosts experiences intended for audiences of varying ages, a significant percentage of which are designed to be experienced by children. As a user-generated content platform, it is relatively easy for creators and users to upload content that can be viewed broadly. We continue to make significant efforts to provide a safe, civil, and enjoyable experience for users of all ages. Although illicit activities violate our terms and policies, and we attempt to block objectionable material and ban bad actors from our Platform, we are unable to prevent all such violations from occurring and banned actors have, at times, been able to evade our detection systems and regain access to our Platform through alternative accounts.
We invest significant technical and human resources to proactively identify inappropriate content and activity on our Platform, including leveraging text-filtering, voice moderation, content moderation, and other automated systems powered by AI such as Roblox Sentinel. We provide our users with the ability to report activity that they find objectionable, and also provide customizable controls for parents and caregivers to restrict children’s access to experiences and communication features, such as our Content Maturity Labels that are designed for users to make informed decisions about the content they interact with. We work closely with regulators, authorities, and safety groups in many countries to promptly report illegal content, and also partner with leading global organizations and members of our community for continued input on the safety features of our Platform.
Notwithstanding our efforts and significant investment, bad actors have and may continue to circumvent our moderation and safety systems by engaging in activities including, but not limited to, uploading or generating inappropriate experiences or content, creating inappropriate environments or content in otherwise non-violative experiences by engaging in offensive behavior, or directing users off-Platform to less moderated third-party platforms to engage in inappropriate behavior. The occurrence of these activities can and has led to reputational harm, legal actions, and regulatory scrutiny on certain occasions, which could adversely affect our business and financial results. Such activities have and may continue to evolve in their complexity as bad actors become more sophisticated, which will require us to continue investing significant technical and human resources.
Some activities and content on our Platform has and may continue to be considered objectionable by certain users, parents, or members of our community, even if it does not violate our Community Standards or terms of use and may not be considered objectionable by certain demographics. Although permitting such content to remain on our Platform is consistent with our policies, this has resulted in and could in the future result in negative publicity or user backlash, which may damage our brand and reputation, lead to a decline in user engagement and growth, and negatively impact our business, financial condition, and operating results. Additionally, violative content that has been removed from our Platform, at times, continues to be shared on social media, resulting in negative publicity and damage to our brand and reputation.
Measures intended to make our Platform more attractive to an older audience, including, but not limited to, chat without filters, Trusted Connections, and experiences with mature content could fail to gain sufficient market acceptance by their intended audience and have and may continue to create the perception that our Platform is not safe for younger users. This in turn has caused and may continue to cause some operating system providers, application stores, or regulatory agencies to require a higher age rating for our Platform, which could cause our Platform to become less available to younger users and harm our business, financial condition, and results of operations. For example, USK, who are responsible for game ratings in Germany, increased our age rating from USK12 to USK16 in January 2025.

Beginning in January 2026, we implemented mandatory age-check systems in all chat-enabled regions designed to check a user’s age prior to accessing chat on our Platform. Notwithstanding our efforts, from time to time users have been able to evade our systems and our age-check methodology has misclassified a user’s age. Evasion of our systems, misrepresentations of user age, or inaccuracies with our age-checking technology or policies have led to and may continue to lead to users being exposed to inappropriate content or behavior by participating in experiences that are not age-appropriate or gaining access to features we have restricted to older users. We have at times experienced negative media coverage related to content that may be age-inappropriate but younger users have accessed, and inaccuracies with our age-checking technology. In addition, as more of our brand partners and creators offer physical products for sale through our Platform, younger users may be able to purchase products that may not be age-appropriate. Unintentional access to content or physical products could cause harm to our audience and to our reputation of providing a safe environment for younger users.
In addition, we have statutory obligations under U.S. federal law to block or remove child pornography and report apparent offenses to the National Center for Missing and Exploited Children. Under the OSA, we have an additional set of obligations regarding content relating to child sexual abuse and exploitation (“CSEA”) on our Platform. CSEA content is considered to be one type of “priority illegal content,” which we are required to prevent individuals from encountering and swiftly take down if we are made aware. We are also required to report detected CSEA content on our Platform to the relevant authorities. While we have dedicated technology and trained human moderator staff that can detect and remove sexual content involving children, there have been instances where such content has been uploaded, and any unforeseen future non-compliance by us or allegations of non-compliance by us with respect to applicable domestic and international laws and regulations relating to child pornography and the sexual exploitation of children could significantly harm our reputation, create criminal liability, and be costly and time consuming to address or defend. We expect laws and regulations relating to CSEA content to continue to evolve over time and we expect to be subject to increased scrutiny as a result.
We believe that maintaining, protecting, and enhancing our reputation and brand is critical to grow the number of creators and users on our Platform, especially given the safe and civil atmosphere that we strive to achieve for our users, many of whom are children. Maintaining, protecting, and enhancing our brand will depend largely on our ability to continue to provide reliable high-quality, engaging, and shared experiences and activities on our Platform. If users or creators do not perceive our Platform to be reliable or of high quality, the value of our brand could diminish, thereby decreasing the attractiveness of our Platform. Further, we have faced and are currently defending against class actions and civil lawsuits alleging that our Platform has been used by criminal offenders to identify and communicate with children and to possibly entice them to interact off-Platform, outside of the restrictions of our moderated chat, content blockers, and other on-Platform safety measures. While we devote considerable resources to prevent this from occurring, we are unable to prevent all such interactions from taking place. We have also received and expect to continue to receive a high degree of media coverage alleging the use of our Platform for illicit or objectionable ends. For example, we have experienced negative media publicity from traditional media sources and self-described short seller investors related to the age of some of our creators, the content that creators produce, our operating metrics and disclosures, the strength of our moderation practices, and the conduct of users on our Platform that may be deemed illicit, explicit, profane, or otherwise objectionable. Additional unfavorable publicity has covered, and may in the future cover, our privacy, cybersecurity or data protection practices, terms of service, including our advertising policies, product changes, product quality, litigation or regulatory activity, actions we take to address content on our Platform, accusations that certain of our trust and safety efforts favor certain viewpoints or suppress freedom of expression, our use of and policies regarding generative AI, the actions of our users, our use of age-checking technology, and the actions of our creators whose products are integrated with our Platform.
Our reputation and brand could also be negatively affected by the actions of creators, contractors, and users that are hostile, inappropriate, or illegal, whether on or off our Platform. Actual or perceived incidents or misuses of user data or other privacy or security incidents, the substance or enforcement of our Community Standards, the quality, integrity, characterization, and age-appropriateness of content shared on our Platform, or the actions of other companies that provide similar services to ours, have and could adversely affect our reputation and lead to scrutiny and inquiries, investigations, and other actions and proceedings from governments and regulators. Criminal incidents or allegations involving Roblox, whether or not we are directly responsible, have and could continue to adversely affect our reputation as a safe place for children and hurt our business. Negative publicity has and could continue to create the perception that we do not provide a safe online environment and may have an adverse effect on the size, engagement, and loyalty of our creator and user community, which would adversely affect our business and financial results. Maintaining, protecting, and enhancing our reputation and brand has required us to make substantial investments, and these investments may not be successful.

We are subject to numerous legal proceedings that are costly and time-consuming to defend and could harm our business, financial condition, or results of operations.
We are subject to numerous legal proceedings and expect to continue to be the target of litigation and regulatory scrutiny globally. The legal proceedings have involved or could involve claims by private parties as well as regulators such as state Attorneys General that arise in the ordinary course of business, including intellectual property, privacy, biometrics, cybersecurity, data protection, consumer protection, product liability, social media and video game addiction, false and misleading advertising, employment, class action, fiduciary duty and governance matters, whistleblower, contract, securities, tort, the civil provisions of the Racketeer Influenced and Corrupt Organizations Act, human trafficking, unfair competition, the False Claims Act, unclaimed property, the use of generative AI, and our reincorporation from Delaware to Nevada that was completed in May 2025. We are and may continue to be subject to legal proceedings asserting claims arising from allegations that we have facilitated gambling by users of our Platform including by minors, that our Platform is unsafe, that we have misrepresented the safety of our Platform, that we have failed to warn of or misrepresented the risk of encountering bad actors on our Platform, that we provide inadequate safety controls on our Platform, that our Platform is addictive, that our terms of use are not enforceable against minors, that we unlawfully or unfairly benefit from child labor, that we have misrepresented information about our user base, that we have engaged in copyright infringement, that we have engaged in unlawful employment practices, and suits related to our refund policies. A number of cases have been filed in federal or state court against us alleging that our Platform design, moderation systems, and safety safeguards have been insufficient to protect minor users from predatory behavior and sexual exploitation and asserting various claims including negligence, design defect, failure to warn, and fraudulent misrepresentation. Additional cases have been filed in federal or state court against us related to allegations of social media or video game addiction. We have and may continue to be subject to legal proceedings asserting claims on behalf of shareholders related to allegations that discussions of our growth prospects have been misleading and unsustainable due to concerns related to safety and our implementation of parental controls on our Platform, as well as claims that our leadership has engaged in insider trading. Various state Attorneys General have filed claims or announced the intent to file claims against us based on various state laws and causes of action primarily relating to youth-related consumer protection and online safety matters. For a more detailed description on certain of such litigation, see “Note 9 – Commitments and Contingencies – Legal Proceedings” to the condensed consolidated financial statements in this Annual Report on Form 10-K. Any such legal proceedings, claims, investigations, or other proceedings have been and in the future may be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. The expenses related to such legal proceedings, claims, investigations, or other proceedings and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of legal proceedings, claims, investigations, or other proceedings, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
If we fail to retain users or add new users, or if our users decrease their level of engagement with our Platform, our revenue, bookings, and operating results will be harmed.
We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Accordingly, we have made and continue to make investments to enable our creators to design and build compelling content and deliver it to our users on our Platform in order to grow and maintain their userbase. Our DAU growth rate has fluctuated in the past and may slow in the future due to various factors including:
•the introduction of new or updated experiences or virtual content on our Platform;
•the variety of experiences and genres on our Platform;
•the virality of experiences or content on our Platform;
•our ability to personalize and feature relevant experiences to our users;
•performance issues with our Platform;
•the modification and/or removal of popular experiences or other content on our Platform due to factors that may or may not be within our control;
•the availability of our Platform across markets and user demographics, which may be impacted by regulatory or legal requirements, including the use of parental consent and age-check technologies and policies;
•changes to the default settings, features, and/or tools on our Platform overall, or for specific user groups;
•changes to our terms of use, advertising policies, and generative AI policies; and
•higher market penetration rates and competition from a variety of sources for our users and their time.

In addition, our strategy seeks to expand the demographic make-up of our user base. If and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in DAUs will need to come from other demographic cohorts, which may be difficult, costly, or time consuming for us to achieve. As we are better able to estimate the demographic makeup of our user base, our product and growth strategies may need to evolve. We are continuing to expand safety initiatives on our Platform, including limitations on access to voice and text-based chat on the Platform. We cannot currently determine how such measures may impact activities on the Platform and user engagement, retention, and demographics across our Platform and whether it could have a material impact on our business, financial condition, and operations. Our safety changes have impacted and in the future may continue to impact user engagement, retention, revenue, and bookings. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. If the growth rate in our key metrics such as DAUs or hours engaged slows or becomes stagnant, or we have a decline in one of our key metrics such as DAUs or hours engaged, our financial performance could be significantly harmed and we may not be able to achieve our goal of capturing 10% of the global gaming content market.
Our business plan assumes that the demand for interactive entertainment offerings will increase for the foreseeable future. However, if this market shrinks or grows more slowly than anticipated or if demand for our Platform does not grow as quickly as we anticipate, whether as a result of competition, product obsolescence, budgetary constraints of our creators and users, technological changes, unfavorable economic conditions, uncertain geopolitical or regulatory environments, or other factors, we may not be able to increase our revenue and bookings sufficiently to ever achieve profitability and our stock price would decline. We compete to attract and retain our users’ attention and their hours engaged with other global technology leaders such as Amazon, Apple, Meta Platforms, Google, Microsoft, and Tencent, global entertainment companies such as Comcast, Disney, Paramount Global, and Warner Bros Discovery, global gaming companies such as Activision Blizzard (now owned by Microsoft), Electronic Arts, Take-Two, Epic Games, Krafton, NetEase, and Valve, online content platforms such as Netflix, Spotify, and YouTube, as well as platforms such as Facebook, TikTok, Instagram, WhatsApp, Pinterest, X, Reddit, Discord, and Snap. We expect competition to continue to increase in the future. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages, such as larger sales and marketing budgets and resources; broader and more established relationships with our target demographics; greater resources to make acquisitions and enter into strategic partnerships; lower labor and research and development costs; larger and more mature intellectual property portfolios; and substantially greater financial, technical, and other resources. Moreover, a large number of our users are under the age of 13. This demographic may be less brand loyal and more likely to follow trends, including viral trends, than other demographics. These and other factors may lead users to switch to another entertainment option rapidly, which can interfere with our ability to forecast usage or DAUs and would negatively affect our user retention, growth, and engagement. We also may not be able to penetrate other demographics in a meaningful manner to compensate for the loss of DAUs in this age group.
We depend on our creators to create digital content that our users find compelling, and if we fail to properly incentivize our creators to develop and monetize content, our business will suffer.
Our Platform relies on our creators to create experiences and virtual items on our Platform for our users, and we believe the interactions between and within the creator and user communities on our Platform create a thriving and organic ecosystem. To facilitate and incentivize the creation of experiences and virtual items by creators, our Platform offers creators an opportunity to accumulate Robux, a virtual currency on our Platform, which, as described in our terms of use, is a license to engage in experiences and/or obtain virtual items. When virtual items are acquired on our Platform, the originating creator accumulates a portion of the Robux paid for the item. Creators are paid fiat currency based on the amount of earned Robux they have accumulated under certain conditions outlined in our Developer Exchange Program. In addition, we have paid access experiences where creators can offer access to their experiences to users for a set price in fiat currency and in exchange earn a higher revenue share of these user purchases.
While we have millions of creators on our Platform, a substantial portion of user engagement is concentrated in a relatively small number of highly popular experiences. For example, 51% of in-experience hours engaged were spent in the top 50 experiences in the month ended December 31, 2025. If the popularity of such experiences decreases and our users do not consider other content to be appealing, our DAUs and engagement could decline, which would have a material impact on our business, financial condition, and operations.

We compete to attract and retain creators with gaming and metaverse platforms such as Epic Games, Unity, Meta Platforms, and Valve, which also give creators the ability to create or distribute interactive content, and we expect competition to continue to increase in the future. We do not have any agreements with our creators that require them to continue to use our Platform for any time period. Some of our creators have developed attractive businesses in developing content, including experiences, on our Platform. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages, such as larger sales and marketing budgets and resources; broader and more established relationships with our target demographics; greater resources to make acquisitions and enter into strategic partnerships; lower labor and research and development costs; larger and more mature intellectual property portfolios; and substantially greater financial, technical, and other resources. We continue to update our Platform in an effort to increase creator earnings to further incentivize them to build on our Platform. For example, in July 2025 we launched our Creator Rewards Program and beginning September 5, 2025 and applying prospectively, we increased the amount creators can receive in fiat currency by 8.5% for all earned Robux accumulated by creators in our Developer Exchange Program. If we are unable to continue attracting and retaining creators and they elect to develop content on other platforms, this could result in an overall reduction in the quantity and quality of our content, make our Platform less appealing for creators, and harm our results of operations.
In addition, we continuously review and revise our Platform policies to enhance regulatory compliance and the trust and safety of our Platform. Changes to our Platform policies may reduce or create the perception that they may reduce the ability of creators to monetize their experience. For example, we have implemented age-check systems designed to age-check users prior to accessing chat on Platform. The system is designed to enable chat only between users in similar age groups or Trusted Connections. We have also implemented new eligibility requirements for publishing and updating experiences that are designed to reduce spam and potentially violating content. We have received negative feedback from certain of our creators on these changes because of their perceived impact to monetization and profitability. If our creators believe these changes will materially impact the monetization and profitability of their content, they may stop developing content on our Platform, which could harm our results of operations, and particularly if such creators are responsible for a substantial portion of our user engagement.
We spend substantial amounts of time and money to evolve our Platform to incorporate additional features, improve functionality, and make other enhancements to meet the rapidly evolving demands of our creators and users while also prioritizing safety and security. Developments and innovations on our Platform may rely on new or evolving technologies which may at times be still in development and may never be fully developed. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. Despite our efforts, creators may become dissatisfied with our Platform technology or policies, billing or payment policies, our handling of personal data, or other aspects of our Platform, such as our efforts to control botting and other forms of automated play on our Platform. If we fail to adequately address these or other complaints, negative publicity about us or our Platform could diminish confidence in and the use of our Platform. If we do not provide the right technologies, education, or financial incentives to our creators, they may develop less or lower quality content or choose not to monetize their content, which could decrease engagement of our Platform and adversely affect our revenue and bookings. Furthermore, when we develop new or enhanced features for our Platform, we typically incur expenses and expend resources upfront to develop, market, promote, and sell new features, and we may not be able to realize some or all of the anticipated benefits of these investments.
If we are unable to further monetize our Platform and user base, our business will suffer.
Only a small portion of our users regularly purchase Robux compared to all users who use our Platform in any period. If our efforts to attract and retain paying users are not successful, our business, operating results, and financial condition may be adversely impacted. We may not succeed in further monetizing our Platform and user base, which would harm our ability to grow revenue and our financial performance generally due to various factors including, but not limited to if:
•our user growth outpaces our ability to monetize our users, and particularly as our user growth occurs in markets that are not profitable or less profitable;
•we fail to provide the tools and education to our creators to enable them to monetize their experiences and creators do not create engaging or new experiences for users;
•we fail to continue to incentivize creators on our Platform to develop content that our users consider to be of value;
•we launch new features on our Platform that cannot be monetized;
•we fail to accurately predict which specific Platform features encourage users to become paying users;
•we introduce new or adjust existing features or pricing in a manner that is not favorably received by our users;
•we fail to establish a successful advertising model;
•we fail to increase or maintain the amount of time spent on our Platform;
•we fail to increase the number of experiences or content that our users are willing to pay for;

•we fail to increase the features of our Platform, allowing it to more broadly serve the entertainment, education, communication, and business markets;
•we fail to increase penetration and engagement across all demographics, including our goal of reaching 10% of the global gaming content market;
•measures intended to make our Platform more attractive to older users create the perception that our Platform is not safe for younger users;
•our paying users stop interacting with our Platform and purchasing Robux as they increase in age; and
•if paying users reduce their spend on our Platform due to reasons such as the need to reduce household expenses or the perception that competitive services provide better value.
The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.
We depend on the continued services and performance of our Founder, President, CEO, and Chair of our Board of Directors, David Baszucki, members of our senior management team, and other key personnel. Mr. Baszucki has been responsible for our strategic vision, and should he stop working for us for any reason, it is unlikely that we would be able to immediately find a suitable replacement. We do not maintain key man life insurance for Mr. Baszucki, and do not believe any amount of key man insurance would allow us to recover from the harm to our business if Mr. Baszucki were to leave us for any reason. Similarly, members of our senior management team and other key personnel are highly sought after and others may attempt to encourage these individuals to leave us. The loss of one or more of the members of the senior management team or other key personnel for any reason, or the inability to attract new or replacement members of our senior management team or other key personnel could disrupt our operations, create uncertainty among investors, adversely impact employee retention and morale, and significantly harm our business.
If we experience loss of availability or degradation in our services, Platform support, and/or technological infrastructure, our ability to provide sufficiently reliable services to our users and maintain the performance of our Platform could be negatively impacted, which could harm our relationships with our creators and users, and consequently, our business.
Our users expect fast, reliable, and resilient systems to enhance their experience and support their activity on our Platform, which depends on the continuing operation and availability of our Platform from our global network of data centers controlled and operated by us and our external service providers, including third-party “cloud” computing services. Our reliance on these third-party providers introduces inherent risks, as their actions, security practices, and operational resilience directly impact our ability to deliver services. We also provide services to our creator community through our Platform, including Developer Forum and Creator Hub for tutorials, hosting, customer service, regulatory compliance, and translation, among many others. The experiences and technologies on our Platform are complex software products and maintaining the sophisticated internal and external technological infrastructure required to reliably deliver these experiences and technologies is expensive and complex. The reliable delivery and stability of our Platform, referred to collectively as availability, has been, and could in the future be, adversely impacted by outages, disruptions, failures, or degradations in our network and related infrastructure or those of our partners or service providers, including those stemming from the malicious activities of threat actors such as the exploitation of vulnerabilities or via social engineering attacks such as phishing, or due to non-malicious root causes such as misconfigurations, insufficient capacity, or the inherent complexity of managing microsystems architecture.

We have experienced outages from time to time since our inception when our Platform is unavailable for all or some of our users and creators. In addition, there may be times when access to our Platform for users and creators may be limited. Outages or service degradation can be caused by a number of factors, including as a result of proactive actions we take while we provide critical updates or an unexpected outcome of routine maintenance, a move to a new technology or exploitation of security vulnerabilities in new or existing technologies, the demand on our Platform exceeding the capabilities of our technological infrastructure (e.g., spikes in usage volume), delays or failures resulting from natural disasters, manmade disasters, or other catastrophic events, the migration of data among data centers and to third-party hosted environments, a decision to close our facilities without adequate notice, our inability to secure additional or replacement data center capacity as needed, increased energy consumption as a result of AI-related growth, a cyber event or act of terrorism, and issues relating to our reliance on third-party software, third-party application stores, and third parties that host our Platform in areas where we do not operate our own data centers. The unavailability of our Platform, particularly if outages should become more frequent or longer in duration, could cause our users to seek other entertainment options, including those provided by our competitors, which may adversely affect our financial results. If we or our partners or third-party service providers experience outages and our Platform is unavailable or if our creators and users are unable to access our Platform within a reasonable amount of time or at all, as a result of any such events, our reputation and brand may be harmed, creator and user engagement with our Platform may be reduced, we could be subject to fines, and our revenue, bookings, and profitability could be, and has been in the past, negatively impacted. We may also experience a negative impact to our financial results due to decreased usage on our Platform or decrease of payouts to creators, as well as potential monetary penalties. Despite a reliability program focused on anticipating and solving issues that may impact the availability of our Platform and precautions taken at our data centers, we may not have full redundancy for all of our systems and data at all times and our disaster recovery planning may not be sufficient to mitigate the risks of technological exploitation by threat actors, address all aspects of any consequence or incident, or allow us to maintain business continuity at profitable levels or at all. Further, in the event of damage or service interruption, our business interruption insurance policies may not adequately compensate us for losses that we may incur.
In addition to the events described above, our data and our technological infrastructure may also be subject to laws, administrative actions or regulations, changes to legal or permitting requirements, and litigation that could stop, limit, or delay operations, particularly as we expand operations globally. Accordingly, the occurrence of any or all of these factors could result in interruptions or delays on our Platform, impede our ability to scale our operations or have other adverse impacts upon our business, and adversely impact our ability to serve our creators and users.
Customer support personnel and technologies are critical to resolve issues and to allow creators and users to realize the full benefits that our Platform provides and deliver an excellent customer experience. High-quality support is important for the retention of our creators and users and to encourage the expansion of their use of our Platform. We rely on third-party service providers for a variety of services, including to assist in our customer support. Our third-party service providers, employees, creators, and users have been and may in the future be a source of exploitation for threat actors to attempt to compromise our systems and information. For example, third-party service providers with weak security protocols or individuals engaged by third-party service providers with malicious intent have and could in the future inadvertently or intentionally expose our systems to unauthorized access, data breaches, or other cyber events. We do not have sufficient control over the security practices of all our third-party service providers, which could lead to vulnerabilities that can be exploited by threat actors. If a threat actor is successful in using one or more of our third-party service providers, employees, creators, or users to compromise our systems or personal information of our users, it could impact our business and results of operation as well as our reputation.
We must continue to invest in the infrastructure required to support our Platform. If we do not help our creators and users quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our Platform to existing and new creators and users could suffer. In addition, if we do not make sufficient investments in servers, software, or personnel in support of our infrastructure, to scale effectively and accommodate increased demands placed on our infrastructure, the reliability of our underlying infrastructure will be harmed and our ability to provide a quality experience for our creators and users will be significantly harmed. This would lead to a reduction in the number of creators and users on our Platform, a reduction in our revenues, bookings, and ability to compete, and our reputation with existing or potential creators or users could suffer.
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

Security compromises of our Platform, our private information, and our users’ private information could disrupt our internal operations and harm public perception of our Platform, which could cause our business and reputation to suffer.
We collect and store personal data and certain other sensitive, confidential, and proprietary information in the operation of our business, including creator, user, and employee information. While we have implemented measures designed to prevent unauthorized access to or loss of our confidential data, attacks such as malware, ransomware, viruses, hacking, social engineering, spam, and phishing attempts across our organization have occurred and may continue to occur on our Platform, our systems, and those of our third-party service providers. Because of the popularity of our Platform, we believe that we are an attractive target for these sorts of attacks and have seen the frequency of these types of attacks increase over time
The techniques used by malicious actors to obtain unauthorized access to, or to sabotage, our systems or networks, or to utilize our systems maliciously, are constantly evolving and generally are not identified as a threat vector until launched against a target. In addition to actions by individuals, such attacks could also potentially be launched by nation states, state-sponsored bad actors, or other well-funded and highly sophisticated individuals. Despite the measures we have taken, we at times have not been able to anticipate these techniques by implementing preventive measures, detecting, or reacting in a timely manner, which has resulted in and could continue to result in, delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents. In addition, the use of open source software in our Platform has exposed us to security vulnerabilities in the past and will likely continue to expose us to security vulnerabilities in the future. The use of AI in our products and business practices may increase or create additional cybersecurity and privacy risks, including risks of data breaches and security incidents.
Our Platform and services operate in conjunction with, and we are dependent upon, third-party products, services, and components. Our reliance on third-party service providers, including cloud infrastructure providers, payment processors, analytics tools, distribution channels, and customer support platforms, introduces significant and evolving risks related to cybersecurity and data privacy. Our ability to influence and monitor our third-party service providers’ cybersecurity is limited, and in any event, attackers may be able to circumvent our third-party service providers’ cybersecurity measures. There have been and may continue to be significant attacks on certain of our third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us. Specifically, these third parties have been and may in the future be targeted by threat actors seeking to gain access to our data or systems through a less secure entry point; experience their own security incidents, data breaches, or operational failures, even if unrelated to our specific data, which could still impact our services or expose our users’ information; or employ individuals who are bad actors and could intentionally compromise data or systems, or who may be susceptible to social engineering or other tactics by malicious individuals. Additionally, these third parties may have inadequate security protocols, policies, or infrastructure, creating security weaknesses that we cannot directly control; or fail to promptly identify or remediate vulnerabilities, leading to prolonged exposure.
Actual or alleged security vulnerabilities, errors, or other bugs in these third-party products, services, or components, and security exploits targeting them has at times and could continue to cause us to face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position. We and our service providers may be unable to anticipate these techniques, react, remediate, or otherwise address any security vulnerability, breach, or other incident in a timely manner, or implement adequate preventative measures.
If any unauthorized access to our network, systems, or data, including our sensitive and proprietary information, personal data from our users or creators, or other data, or any other loss or unavailability of, or unauthorized use, modification, disclosure, or other processing of personal data or any other security breach or incident occurs or is believed to have occurred, whether as a result of third-party action, employee negligence, error or malfeasance, defects, social engineering techniques, ransomware attacks, or otherwise, our reputation, brand, and competitive position could be damaged, our and our users’ and creators’ data and intellectual property could potentially be lost or compromised, and we could be required to spend capital and other resources to alleviate problems caused by such actual or perceived breaches or incidents and remediate our systems. In the past, we have experienced social engineering and phishing attacks aimed at compromising sensitive data, and if similar attacks occur and are successful, this could have a negative impact on our business or result in unfavorable publicity.

We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, including those to secure our product development, test, evaluation, and deployment activities, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. The economic costs to us to reduce cyber or other security problems, such as spammers, errors, bugs, flaws, “cheating” programs, defects, or corrupted data, could be significant and may be difficult to anticipate or measure. Even the perception of these issues may cause creators and users to use our Platform less or stop using it altogether, and the costs could divert our attention and resources, any of which could result in claims, demands, and legal liability to us, regulatory investigations and other proceedings, and otherwise harm our business, reputation, financial condition, or results of operations. There could also be regulatory fines or non-monetary penalties imposed in connection with certain cyber incidents or data breaches that take place around the world. Further, certain laws and regulations relating to privacy, biometrics, cybersecurity, and data protection, such as the California Consumer Privacy Act (“CCPA”), allow for a private right of action, which may lead to consumer litigation for certain data breaches that relate to specified categories of personal information. From time to time, we identify product vulnerabilities, including through our bug bounty program. Although we have policies and procedures in place designed to promptly characterize the potential impact of such vulnerabilities and develop appropriate patching or upgrade recommendations and also maintain policies and procedures related to vulnerability scanning and management of our internal corporate systems and networks, such policies and procedures may not be followed or detect every issue, and from time to time, we have, and may in the future again, need to proactively disable access to our Platform in order to provide necessary patching or upgrades.
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
The operation of our Platform outside the United States exposes us to risks inherent in international operations.
We operate our Platform throughout the world and are subject to risks and challenges associated with international business which require considerable management attention and resources. For the year ended December 31, 2025, approximately 82% of our DAUs and 39% of our revenue was derived from outside the U.S. and Canada region. We intend to continue to expand internationally, and this expansion is a critical element of our future business strategy. However, as we continue to expand internationally, including into developing countries where consumer discretionary spending is relatively weak, while our DAUs increase, the growth rate of our bookings could decelerate due to weaker spending by users from those regions, and our ABPDAU has been and may continue to be negatively impacted. While we have data centers, contractors, creators, and users outside of the U.S., we have limited offices located outside of the U.S. and Canada, and there is no guarantee that our international expansion efforts will be successful. The risks and challenges associated with expanding our international presence and operations include the below, and the occurrence of these and other factors could harm our ability to generate revenue and bookings outside of the U.S. and, consequently, adversely affect our business, financial condition, and results of operations:
•greater difficulty in enforcing contracts and accounts receivable collection, and longer collection periods;
•higher costs of doing business internationally, including increased accounting, travel, infrastructure, security, legal, and compliance costs;
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
•increased cybersecurity, technology and physical security risks to the data, systems, facilities, and people supporting the operation of the Platform;
•uncertainty regarding the imposition of and changes in the U.S.’ and other governments’ trade regulations, trade wars, tariffs or other restrictions, and responsive retaliatory actions as a result thereof or other geopolitical events, including, without limitation, the evolving relations between the U.S. and China, the issuance of new executive orders and related national security-based data transfer restrictions, and geopolitical conflicts such as in Ukraine and the Middle East;
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
•modifying our Platform in certain jurisdictions, including modifying or removing certain content, making certain experiences inaccessible, changing default settings, and modifying, restricting access to, or disabling certain features or tools, including but not limited to communication on-Platform, and implementing age-check technology;
•localization of our services, including translation into foreign languages and associated expenses and the ability to monitor and moderate our Platform in new and evolving markets and in different languages to confirm that we maintain standards, including trust and safety standards, consistent with our brand and reputation;
•our Platform being blocked in certain countries entirely, such as the Republic of Türkiye, certain Middle Eastern countries, and Russia;
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
We have undergone efforts to develop the live and limited-time events and experiences available on our Platform, such as virtual Platform-wide events, concerts, classrooms, and other meeting types, and to offer commercial partners with branding opportunities in conjunction with key events, such as a product launch. There is no guarantee that these efforts will be successful or that users will engage with these experiences. New features or enhancements and changes to the existing features of our Platform, such as VR applications, could fail to attain sufficient market acceptance for many reasons, including: failure to predict market demand accurately in terms of functionality and to supply features that meet this demand in a timely fashion; defects, errors, or failures; negative publicity about performance, safety, privacy, or effectiveness; delays in releasing new features or enhancements on our Platform; and introduction or anticipated introduction of competing products by competitors. The failure to obtain market acceptance for these live experiences would negatively affect our business, financial condition, results of operations, and brand.

Our continued success significantly depends on our ability to effectively navigate the integration of rapidly evolving technologies such as generative AI into our business and address their impact on our threat landscape.
The market for an immersive platform for connection and communication is a new and evolving market characterized by rapid, complex, and disruptive changes in technology and user and creator demands that could make it difficult for us to effectively compete. The expectations and needs of our users and creators are constantly evolving. Our future success depends on a variety of factors, including our continued ability to innovate, introduce new products and services efficiently, enhance and integrate our products and services in a timely, safe, secure, and cost-effective manner, extend our core technology into new applications, and anticipate technological developments. If we are unable to react quickly to new technology trends compared to our competitors —such as the continued growth of generative AI solutions which affect the ways creators create experiences or the way users consume virtual content—it may harm our business and results of operation. Conversely, our adoption of generative AI solutions and changes to our generative AI policies may not be favored by our community of creators and users, and may result in diminished engagement on our Platform. The expertise in AI, as well as other emerging technologies, can be difficult and costly to obtain given the increasing focus on AI development and competition for talent. Further, legal, social, and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional legal, security, and research and development costs to resolve such issues. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in our use of AI.
We have incorporated, and are continuing to develop and deploy, AI in our products and the operations of our business. Our use of generative AI in aspects of our Platform may present risks and challenges that could increase as AI solutions become more prevalent. The Roblox Cloud may be more relied upon in the future to facilitate increasingly complex decision-making as it integrates hardware and accelerated machine learning AI, including generative AI, for a broad range of compute tasks, including improved personalization, synthetic content generation, and enhanced automation of the player experience. However, AI algorithms may be flawed and datasets may be insufficient or contain biased information. Even with safeguards in place and oversight, AI systems may make decisions unpredictably or autonomously, such as generating incorrect, offensive, and/or infringing content. This can raise new or exacerbate existing ethical, technological, legal, and other challenges, and may negatively affect the performance or the perception of our Platform and the user and creator experience. Certain users have and may in the future attempt to manipulate AI systems to create violative content on our Platform. In addition, threat actors have used and in the future may use AI to enhance the effectiveness of their attacks against our Platform which may cause the loss of availability of the Platform, degradation in services, or compromises to user or company data. While we have and will continue to implement safeguards, these deficiencies and potential failures of AI systems due to their nature as increasingly complex technology or the use of AI by threat actors to enhance their attacks, could subject us to increased security risk, competitive harm, regulatory action, legal liability, and reputational harm, especially as the regulatory landscape around AI continues to rapidly develop.
There are also many new and evolving laws and regulations focused on the use of AI. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024. Certain of its obligations entered into effect on February 2, 2025, and the majority of its applicable provisions are currently due to become effective by August 2, 2026, although the EU’s legislature may vary this date for certain obligations. The AI Act proposes a framework of prohibitions as well as disclosure, transparency, and other regulatory obligations based on various levels of risk for businesses introducing AI systems in the EU. Provisions of the AI Act could require us to alter or restrict our use of AI both in features or products available to our users and in our systems that interact with our users, depending on respective levels of risk-categorization, types of systems, and manner of use, as set forth in the AI Act. The AI Act also may require us to comply with monitoring and reporting requirements. As a result, we may need to devote substantial time and resources to evaluate our obligations under the AI Act and to develop and execute a plan designed to promote compliance. Noncompliance with the AI Act could result in fines of up to €35 million or 7% of annual global turnover for the previous year, whichever is higher. There have been numerous other laws and bills proposed at the domestic and international level aimed at regulating the deployment or provision of AI systems and services. These include, among others, the Texas Responsible Artificial Intelligence Governance Act which went into effect on January 1, 2026, and focuses on prohibiting harmful uses of AI, and the Colorado AI Act, which will become effective June 30, 2026, and, similar to the AI Act, provides for a regulatory risk-based framework. In addition, President Trump released a new executive order on December 11, 2025 seeking to establish national standards for AI that would supersede conflicting state laws.

Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may significantly harm and negatively affect our reputation and our business.
We regularly review metrics, including our DAUs, hours engaged, unique payers, user demographics, and ABPDAU to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. Our metrics are based on estimates and may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or underlying assumptions. If our metrics are inaccurate, then investors will have less confidence in our company and our prospects, which could cause the market price of our Class A common stock to decline, and our reputation and brand could be harmed.
There are inherent challenges in measuring how our Platform is used. As a result, the metrics may misstate the number of DAUs, monthly unique payers, hours engaged, ABPDAU, and average bookings per monthly unique payer. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we are continually seeking to improve our metrics and such metrics may change due to improvements or changes in our methodology or underlying assumptions. We regularly review our processes and assumptions for calculating these metrics, and from time to time we discover inaccuracies in our metrics or make adjustments to improve their accuracy, which can result in our use of updated metrics in a current period and corresponding adjustments to our historical metrics. Our ability to recalculate our historical metrics to reflect any change in methodology of a metric in a current period may be impacted by data limitations, limitations in functionality of and user behaviors on different platforms, or other factors that require us to apply different methodologies for such adjustments over current and historic periods.
Additionally, there are users who have multiple accounts, fake user accounts, or fraudulent accounts created by bots. These actions may be done to inflate user activity in order to make a creator’s experience or other content appear more popular than it really is or to enable users to level up or otherwise progress in an experience more rapidly. Detecting and taking action with respect to such issues requires considerable judgment and is technically challenging. We strive to detect and minimize fraud, the use of bots, and unauthorized use of our Platform, and while these practices are prohibited in our terms of service and we implement measures to detect and suppress that behavior, when we are unsuccessful, our operating results may be negatively affected. Users may also disagree with our rationale for terminating, suspending, or taking other actions on accounts, which has and could continue to lead to reputational harm and further negatively impact our operating results.
In addition, some of our demographic data may also be incomplete or inaccurate. In future periods, we may also change the information we report or the breakdown of our reported age demographics based on the data that is available to us at the time. For example, historically our reported age demographics were based on age information self-reported by our users. We are currently developing, testing, and implementing new systems designed to check the ages of our users, which we refer to as “age-checking,” and currently we incorporate facial age estimation technology, identity verification, and parent or caregiver provided age data. Age-checked metrics will not be comparable to historical periods that relied on self-reported data. In addition, since our age-check systems are only mandatory for users seeking to access chat features on our Platform, our future reported age-demographic data will not include all of our users, including those who engage on our Platform but do not use our chat features or users in geographies in which chat is not enabled. Therefore, there is no guarantee that the population of users who access chat is representative of our entire user base. As the number of users that choose to undergo age-check processes, the features or tools that require age-check, and our methodologies for age-checking continue to develop, prior period demographics may not be comparable to future ones. Our age demographic data could differ from users’ actual ages due to the functionality of our age-check systems, policies and technology. Users seeking to evade our age estimation systems and tools may also be more likely to create alternate or multiple accounts which would inflate our user activity.
Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users, hours engaged, or our reported age demographics were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. If our investors or creators do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. Our estimates also may change as our methodologies and Platform evolve, including through the application of new data sets, the introduction of new metrics or technologies, or as our Platform changes with new features and enhancements. Such changes could lead to investor confusion or the perception that our estimates, methodologies, and underlying assumptions are unreliable, which could also cause our creators and partners to be less willing to allocate their budgets or resources to our Platform, which could seriously harm our business.
Additionally, we have and continue to innovate and expand our safety initiatives, including the launch of our age-checking systems. These and any future safety changes have and may continue to impact engagement, retention, revenue, and bookings.

We rely on suppliers for data center capacity and certain components of the equipment we use to operate our Platform and any disruption in the availability of data center capacity or components could delay our ability to expand or increase the capacity of our Platform or replace defective equipment.
We rely on suppliers for data center capacity and several components of the equipment we use to operate our Platform. Our reliance on these suppliers exposes us to risks, including reduced control over costs and constraints based on the current availability, terms, and pricing of these components and data center capacity. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source for network equipment and servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts are completed. In addition, the technology equipment industry has experienced component shortages and delivery delays, and we have and may in the future experience shortages or delays, including as a result of increased demand in the industry, such as due to rapid growth in AI demand, data center natural disasters, trade control and restrictions, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have data centers and edge data centers that support our Platform. For example, supply chain constraints for servers and other networking equipment required for our operations has resulted and could in the future result in disruptions and delays for these components and the delivery and installation of such components at our data centers and edge data centers. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of hardware components or data center availability may delay the opening of new data centers, edge data centers, co-location facilities or the creation of fully redundant operations, limit capacity expansion, or replacement of defective or obsolete equipment at existing data centers and edge data centers or cause other constraints on our operations that could damage our ability to serve our creators and users.
Some creators and users on our Platform may make unauthorized, fraudulent, or illegal use of Robux and other digital goods or experiences on our Platform, including by use of unauthorized third-party websites or “cheating” programs.
Robux and digital goods on our Platform have no monetary value and no authorized market or application outside of our Platform. Creators that participate in our Developer Exchange Program can be paid fiat currency based on the amount of Robux they have accumulated, subject to eligibility. However, users have made and may in the future make unauthorized, fraudulent, or illegal sales and/or purchases of Robux, other digital goods, and Roblox accounts on or off of our Platform, including by use of unauthorized third-party websites in exchange for fiat currency or to facilitate online wagers. For example, some users have made fraudulent use of credit cards owned by others to purchase Robux and offer the purchased Robux for sale at a discount on third-party websites. For the year ended December 31, 2025, total chargebacks and refunds to us, some of which may have been related to fraud were approximately 2.5% of bookings.
While we regularly monitor and screen usage of our Platform with the aim of identifying and preventing these activities, and regularly monitor third-party websites for fraudulent Robux or digital goods offers as well as regularly send cease-and-desist letters to operators of these third-party websites, we are unable to control or stop all unauthorized, fraudulent, or illegal transactions in Robux or other digital goods that occurs on or off of our Platform. Although we are not responsible for such activities conducted by these third parties, our user experience may be adversely affected, and users and/or creators may choose to leave our Platform if these activities are pervasive. These activities have and may in the future result in negative publicity, disputes, regulatory scrutiny, and legal claims, and measures we take in response may be expensive, time consuming, and disruptive to our operations.
In addition, unauthorized, fraudulent, and/or illegal purchases and/or sales of Robux, Roblox accounts, or other digital goods on or off of our Platform, including through third-party websites, bots, fake accounts, or “cheating” or malicious programs that enable users to exploit both vulnerabilities and legitimate mechanics in the experiences on our Platform or our partners’ websites and platforms, could reduce our revenue and bookings by, among other things, decreasing revenue from authorized and legitimate transactions, increasing chargebacks from unauthorized credit card transactions, or causing us to lose revenue and bookings from dissatisfied users who stop engaging with the experiences on our Platform. Additionally, such prohibited activity could increase costs that we incur to develop technological measures to curtail unauthorized transactions and other malicious programs, or could reduce other operating metrics.
Under our community rules for our Platform, which creators and users are obligated to comply with, we reserve the right to temporarily or permanently ban individuals for breaching our terms of use or Community Standards, including by engaging in any illegal activity on our Platform. We have banned individuals as a result of unauthorized, fraudulent, or illegal use of our Platform, Robux, or other digital goods on our Platform, which has and may continue to lead to reputational harm in cases where users disagree with our enforcement decisions. We have also employed technological measures to help detect unauthorized Robux transactions and continue to develop additional methods and processes through which we can identify unauthorized transactions and block such transactions. However, there can be no assurance that our efforts to prevent or minimize these unauthorized, fraudulent, or illegal transactions will be successful.

We have made and are continuing to make investments in privacy, data protection, user safety, cybersecurity, and content review efforts to combat misuse of our services and user data by third parties, including investigations of individuals we have determined to have attempted to access and, in some cases, have accessed, user data without authorization. Our internal teams also continually monitor and work to address any identified unauthorized attempts to access data stored on servers that we own or control or data available to our third-party customer service providers. As a result of these efforts, we have discovered and disclosed, and anticipate that we will continue to discover and disclose, incidents of misuse of or unauthorized access of user data or other undesirable activity by third parties. We have taken steps to protect the data that we have access to, but despite these efforts, our security measures, or those of our third-party service providers, could be insufficient or breached as a result of third-party action, malfeasance, employee errors, service provider errors, technological limitations, defects, or vulnerabilities in our Platform or otherwise. Additionally, many of our employees and third-party service providers with access to user data currently are and may in the future be working remotely, or in higher risk geographic regions as we expand our global footprint, which may increase our employees’ or our third-party service providers’ risk of security breaches or incidents. Moreover, the risk of state-supported and geopolitical-related cyber-attacks may increase with geopolitical events. We have sometimes failed to discover and in the future may not discover all such incidents or activity or be able to respond to or otherwise address them, promptly, in sufficient respects or at all. Such incidents and activities have in the past, and may in the future, involve the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, theft of in-game currency or virtual items in valid user accounts, and activities that threaten people’s safety on- or offline. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments, whether actual or perceived, may negatively affect user trust and engagement, harm our reputation and brand, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such developments have and may continue to subject us to future litigation and regulatory inquiries, investigations, and proceedings, including from data protection authorities in countries where we offer services and/or have users, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.
We focus our business on our creators and users, and acting in their interests in the long term may conflict with the short-term expectations of analysts and investors.
A significant part of our business strategy and culture is to focus on long-term growth and creator and user experience over short-term financial results. We expect our expenses to continue to increase in the future as we broaden our creator and user community, as creators and users increase the amount and types of experiences and virtual items they make available on our Platform and the content they consume, as we continue to seek ways to increase payments to our creators, and as we develop and further enhance our Platform, expand our technical infrastructure and data centers, and hire additional employees to support our expanding operations. As a result, in the near- and medium-term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability. We expect to continue making significant expenditures to grow our Platform and develop new features, integrations, capabilities, and enhancements to our Platform for the benefit of our creators and users. We will also be required to invest in our internal IT systems, technological operations infrastructure, financial infrastructure, and operating, compliance, and administrative systems and controls. Such expenditures may not result in improved business results or profitability over the long term. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts, investors, and our stockholders, the market price of our Class A common stock may decline.
The popularity of our Lua-based scripting language is a key driver of content creation and engagement with our Platform, and if other programming languages or platforms become more popular with our creators, it may affect engagement with and content creation for our Platform.
Roblox experiences are programmed using our Lua-based scripting language on the Roblox Platform. In order to enhance the attractiveness of our Platform to potential creators, we have made our scripting language available without charge. Our scripting language permits creators on our Platform to develop customized add-on features for their own or others’ use, and we have provided education to our creators on how to write add-on programs using our scripting language. As part of this strategy, we have encouraged the development of an active community of programmers similar to those which have emerged for other software platforms. The widespread use and popularity of our Lua-based scripting language is critical to creating engaging content on and demand for our Platform. If creators do not find our scripting language or our Platform simple and attractive for developing content or determine that our scripting language or other features of our Platform are undesirable or inferior to other scripting languages or platforms, or the scripting language becomes unavailable for use by the creators for any reason, they may shift their resources to developing content on other platforms, and our business may be harmed.

We rely on Amazon Web Services for a portion of our cloud infrastructure in certain areas, and as a result any disruption of AWS would negatively affect our operations and significantly harm our business.
We rely on Amazon Web Services (“AWS”) as a third-party provider for a portion of our backend services, including for some of our high-speed databases, scalable object storage, and message queuing services, as well as virtual cloud infrastructure. For location-based support areas, we outsource certain aspects of the infrastructure relating to our cloud-native Platform. As a result, our operations depend, in part, on AWS’ ability to protect their services against damage or interruption from natural or manmade disasters. Our creators and users need to be able to access our Platform at any time, without interruption or degradation of performance. Although we have disaster recovery plans that utilize multiple AWS availability zones to support our cloud infrastructure, any incident affecting their infrastructure that may be caused by natural or manmade disasters and other similar events beyond our control, could adversely affect our cloud-native Platform. Any disruption of or interference with our use of AWS could impair our ability to deliver our Platform reliably to our creators and users.
Additionally, if AWS were to experience a hacking attack or other security incident, it could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our creators’ and users’ data, or disrupt our ability to provide our Platform or service. A prolonged AWS service disruption affecting our cloud-native Platform for any of the foregoing reasons would adversely impact our ability to serve our users and creators and could damage our reputation with current and potential users and creators, expose us to liability, regulatory action under NIS2 requirements, result in substantial costs for remediation, cause us to lose users and creators, or otherwise harm our business, financial condition, or results of operations. We may also incur significant costs for using alternative hosting cloud infrastructure services or taking other actions in preparation for, or in reaction to, events that damage or interfere with the AWS services we use.
We have entered into an enterprise agreement with AWS and a supplemental private pricing addendum that will remain in effect until June 2026. In the event that our AWS service agreements are terminated, or there is a lapse of service, elimination of AWS services or features that we utilize, we could experience interruptions in access to our Platform, especially during peak times for concurrent users, as well as significant delays and additional expense in arranging for or creating new facilities or re-architecting our Platform for deployment on a different cloud infrastructure service provider, which would adversely affect our business, financial condition, and results of operations.
Our business and results of operations are affected by fluctuations in currency exchange rates.
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. For the year ended December 31, 2025, approximately 82% of our DAUs and 39% of our revenue was derived from outside the U.S. and Canada region. While we periodically adjust the price of Robux to account for the relative value of this local currency to the U.S. dollar, these adjustments are not immediate nor do they typically exactly track the underlying currency fluctuations. As a result, rapid appreciation of the U.S. dollar against these foreign currencies has harmed and may continue to harm our reported results and cause the revenue derived from our foreign users and overall revenue to decrease. In addition, even if we do adjust the cost of our Robux in foreign markets to fluctuations in the U.S. dollar, such fluctuations could change the costs of purchasing Robux to our users outside of the U.S., which may adversely affect our business, results of operations, and financial condition, or improve our financial performance.
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
As part of our business strategy, we have made and intend to make acquisitions and investments to add or access specialized employees and complementary companies, products, features, and technologies. Our ability to acquire and successfully integrate larger or more complex companies, products, features, and technologies is unproven. In the future, we may not be able to find other suitable acquisition or investment candidates, and we may not be able to complete acquisitions, investments, or similar strategic transactions on favorable terms, if at all. The risks and challenges associated with acquisitions and investments include:
•The pursuit of potential acquisitions or investments may divert the attention of management and cause us to incur significant expenses related to identifying, investigating, and pursuing suitable targets, whether or not they are consummated.

•Our previous and future acquisitions and investments may not achieve our goals, and any future acquisitions or investments we complete could be viewed negatively by users, creators, partners, or investors.
•If we fail to successfully close transactions or integrate new teams into our corporate culture, or fail to integrate the products, features, and technologies associated with acquisitions or investments in a timely fashion, our business and reputation could be significantly harmed.
•Any integration process may require significant time and resources, and we may not be able to manage the process successfully.
•We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition, including accounting charges which could be recognized as a current period expense.
•We may not achieve the anticipated benefits of synergies from the target business, may encounter challenges with incorporating the acquired products, features, and technologies into our Platform while maintaining quality and security standards consistent with our brand, or may fail to identify security vulnerabilities in acquired technology prior to integration with our technology and Platform.
•We may incur unanticipated liabilities that we assume as a result of acquiring companies, including claims related to the acquired company, its offerings, or technologies or potential violations of applicable law or industry rules and regulations arising from prior or ongoing acts or omissions by the acquired business that were not discovered or deemed material during diligence.
•We will pay cash, incur debt, or issue equity securities to pay for any acquisitions or investments, any of which could reduce our ability to make future acquisitions or investments and significantly harm our financial results. In addition, if target companies view our Class A common stock unfavorably, we may be unable to consummate key acquisitions or investments.
•It generally takes several months after the closing of an acquisition to finalize the purchase price allocation. Therefore, it is possible that our valuation of an acquisition may change and result in unanticipated write-offs or charges, impairment of our goodwill, or a material change to the fair value of the assets and liabilities associated with a particular acquisition, any of which could significantly harm our business.
•Selling equity to finance any acquisition or investment would dilute our stockholders, and incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
In addition, the U.S. government introduced regulations effective January 2025 that require notification of or prohibit certain transactions by U.S. persons with entities in China or with linkages to China (the “Outbound Investment Rules”). The Outbound Investment Rules could apply to certain intracompany activities between Roblox and Roblox China Holding Corp or Luobu, as well as other Roblox investments or activities with entities in China or with linkages to China. The Outbound Investment Rules regulations could also limit the ability of others to transact certain business with us if those transactions involve or benefit, directly or indirectly Roblox China Holding Corp, Luobu, or our other operations in China. Furthermore, the FY 2026 National Defense Authorization Act expands on the existing Outbound Investment Rules and directs new or updated regulations to be published by early 2027. Where the Outbound Investment Rules apply to a given transaction, it might limit our ability to carry out our long-term business strategy.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited, which could significantly harm our business.
As of December 31, 2025, we had federal net operating loss carryforwards of $3,241.5 million, which do not expire, federal net operating loss carryforwards of $32.8 million, which begin to expire in 2037, state net operating loss carryforwards of $1,717.7 million, which begin to expire in 2028, and foreign net operating loss carryforwards of $61.9 million, which begin to expire in 2026. Utilization of our net operating loss carryforwards and other tax attributes may be subject to limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. All of the $3,241.5 million of federal net operating losses are carried forward indefinitely but the deductibility of these losses is generally limited to 80% of current year taxable income. Our net operating loss carryforwards and other tax attributes may also be subject to limitations under state law. For example, California legislation limits the use of state net operating loss carryforwards and tax credits for tax years beginning on or after January 1, 2024 and before January 1, 2027. If our net operating loss carryforwards and other tax attributes expire before utilization or are subject to limitations, our business and financial results could be harmed.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors or our publicly announced guidance, and changes in our business may not be immediately reflected in our operating results.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For example, the majority of the virtual items available on our Platform are durable virtual items, which, when acquired, are recognized ratably over the estimated period of time the virtual items are available to the user (estimated to be the average lifetime of a paying user). Every quarter, we complete an assessment of our estimated average lifetime of a paying user, which is used for revenue recognition of durable virtual items and calculated based on historical monthly retention data for each paying user cohort to project future participation on our Platform. We calculate the average historical monthly retention data by determining the weighted average of monthly paying users that have spent time on our Platform. For example, in the second quarter of 2024, the estimated average lifetime of a paying user decreased from 28 months to 27 months, resulting in an increase in our fiscal year 2024 revenue and cost of revenue by $98.0 million and $20.4 million, respectively.
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
In addition to revenue recognition and estimates of the average lifetime of a paying user, our accounting policies involve other significant estimates and assumptions as described under Note 1, “Overview and Summary of Significant Accounting Policies”, to our consolidated financial statements included in this Annual Report on Form 10-K. Our management believes that such estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. However, if our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
Our results of operations may be harmed if we are required to collect sales, value added, or other similar taxes for the purchase of our virtual currency, for the sale of digital content, or purchase of physical goods, between our creators and users.
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
Further, many jurisdictions have also adopted or are considering adopting marketplace facilitator laws that shift the burden of tax collection to online marketplaces. In certain jurisdictions, we may be characterized as a marketplace facilitator for the sale of digital content or physical goods between our creators and users, and in such instances, we may need to invest substantial amounts to modify our solutions or business model to be able to meet any reporting and collection obligations with respect to sales, value added, or similar taxes. A successful assertion by a jurisdiction that we should have been or should be collecting additional sales, value added, or other taxes for the sale of content or physical goods between our creators and users, could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential users or creators from subscribing to our Platform, or otherwise harm our business, results of operations, and financial condition.
We may not realize the benefits expected through our China joint venture.
In February 2019, we entered into a joint venture agreement with Songhua River Investment Limited, referred to as Songhua, an affiliate of Tencent Holdings Limited (“Tencent Holdings”), under which we created Roblox China Holding Corp (the “China JV”), of which we own a 51% ownership interest. Through a wholly-owned subsidiary based in Shenzhen, branded as “Luobu,” the China JV is engaged in the development, localization, and licensing to Chinese creators of a Chinese version of Roblox Studio. Luobu also develops and oversees relations with local Chinese creators and helps them build and publish experiences and content for our global Platform. In December 2020, Shenzhen Tencent Computer Systems Co. Ltd (“Tencent”), received a required publishing license from the Chinese government, which enabled Tencent to publish a localized version of the Roblox Client as a game in China under the name “Luobulesi.” The license could be withdrawn if Tencent fails to comply with applicable existing or future regulations. Such withdrawal could significantly impair or eliminate the ability to publish and operate Luobulesi in China. The Luobulesi app is not currently available to users in China while we and Tencent build the next version of Luobulesi.

Tensions between the U.S. and China have resulted in trade restrictions that could harm our ability to participate in Chinese markets and numerous additional such restrictions have been threatened by both countries. As an example, since February 2025, the U.S. government has imposed significant tariffs upon the import of almost all Chinese-origin items, subject to certain exemptions. The tariff policies and responses of both countries are currently fluid, and it is unclear whether or at what level tariff policies will stabilize. Sustained uncertainty about, or worsening of, current global economic conditions, as well as continued or further escalation of trade tensions between the U.S. and China, could result in a global economic slowdown and long-term impacts on global trade, including the imposition of retaliatory trade restrictions that could restrict our ability to participate in the China JV. As another example, the U.S. Department of Justice has promulgated new rules on Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons (colloquially the “Data Security Program”), which place limitations, and in some cases prohibitions, on certain transfers of or grants of access to sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries. The Data Security Program may impact our ability to share certain kinds of data, platform access, or other important resources with Tencent or the China JV, or the China JV’s ability to interact with Tencent. We may find it difficult or impossible to comply with these or other conflicting regulations in the U.S. and China, which could make it difficult or impossible to achieve our business objectives in China or realize a return on our investment in this market.
Relations may also be compromised if the U.S. pressures the Chinese government regarding its monetary, economic, or social policies. Changes in political conditions in China and changes in the state of China-U.S. relations are difficult to predict and could adversely affect the operations or financial condition of the China JV. In addition, because of our proposed involvement in the Chinese market, any deterioration in political, economic, or trade relations might result in our products being perceived as less attractive in the U.S. or elsewhere. In January 2025, the U.S. Department of Defense (“DOD”) added Tencent Holdings to its list of Chinese military companies operating directly or indirectly in the U.S. under section 1260H of the National Defense Authorization Act for Fiscal Year 2021 (“1260H List”). Beginning in June 2026, this may restrict our ability to resell goods and services of Tencent Holdings to the DOD. The designation may also result in negative publicity for us and the China JV. Further regulatory changes adding Tencent Holdings to additional lists or export and sanctions related restricted or prohibited parties or further controls on entities viewed as connected to the Chinese military could impact our ability to work with Tencent Holdings. The Committee on Foreign Investment in the U.S. (“CFIUS”) has continued to apply a more stringent review of certain foreign investment in U.S. companies, including investment by Chinese entities, and has made inquiries to us with respect to Tencent Holding’s equity investment in us and involvement in the China JV. We cannot predict what effect any further inquiry by CFIUS into our relationship with Tencent and Tencent Holdings, developments with respect to the 1260H List, or changes in China-U.S. relations overall may have on our ability to effectively support the China JV or on the operations or success of the China JV.
The Chinese economic, legal, and political landscape also differs from other countries in many respects, including the level of government involvement and regulation, control of foreign exchange, and uncertainty regarding the practical enforceability of intellectual property rights. The laws, regulations, and legal requirements in China are also subject to frequent changes and the exact obligations under and enforcement of laws and regulations are often subject to unpublished internal government interpretations and policies which makes it challenging to ascertain compliance with such laws. We may incur increased operating expenses related to cybersecurity and data protection in China, including with respect to access to Chinese user data and confidential company information as well as any network interconnections and cross border system integrations.
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
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, improve our Platform and operating infrastructure or acquire complementary businesses, personnel, and technologies. Accordingly, we may need to engage in additional equity or debt financings. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of our Class A common stock. Any debt financing that we secure in the future could involve offering security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. General market conditions including trading volatility affecting technology companies may reduce our ability to access capital on favorable terms or at all. Also, to the extent outstanding additional shares subject to options and warrants to purchase our capital stock are authorized and exercised, there will be further dilution. The amount of dilution could be substantial depending on the size of the issuance or exercise. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition, or results of operations may be harmed.

Risks Related to Government Regulations
Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving domestic and international laws and regulations regarding privacy, cybersecurity, data protection, and related matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could significantly harm our business.
We are subject to a variety of evolving and uncertain laws and regulations in the U.S. and abroad related to privacy, cybersecurity, data protection, intellectual property, and related matters. The impact of any current and potential future regulations are far-reaching, create a patchwork of overlapping but different requirements, and have required and may continue to require us to, modify practices, policies, features and Platform defaults, incur substantial costs and expenses, and at times restrict our operations.
Certain privacy, biometrics, cybersecurity, and data protection laws and regulations have placed and will continue to place significant privacy, data protection, and cybersecurity obligations on organizations such as ours and may require us to continue to change our policies and procedures. For example, the EU’s General Data Protection Regulation (“GDPR”) imposes stringent data protection requirements regarding EU personal data, and EU regulators may impose fines of the greater of €20 million or 4% of annual global revenues of the previous year for the most serious breaches or instances of noncompliance. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach that causes them to suffer harm, (ii) the right of individual member states to impose additional sanctions under local privacy laws over and above the administrative fines specified in the GDPR, and (iii) the ability of supervisory authorities to impose orders requiring companies to modify their practices.
The U.K.’s data protection regime (UK GDPR and Data Protection Act 2018) imposes significant compliance obligations and penalties of up to the greater of £17.5 million or 4% of global revenue. The European Commission granted the U.K. an ‘adequacy’ decision allowing free data transfer from the EEA in 2021 and renewed the decision in 2025, extending the adequacy decision through December 27, 2031, with the possibility to be renewed. Any loss of adequacy or divergence between U.K. and EU laws could disrupt our data flows and increase compliance costs.
Because a large number of our DAUs are historically under 13, we face significant risks under the Children’s Online Privacy Protection Act (“COPPA”), Article 8 of the GDPR, and similar regulations. COPPA imposes requirements on operators of websites or online services directed to children under 13 years of age to obtain verifiable parental consent before collecting personal information from children under the age of 13, unless specific exceptions apply, and imposes data retention and information security obligations. No assurances can be given that our compliance efforts will be sufficient to avoid allegations of COPPA violations, and any non-compliance or allegations of non-compliance could expose us to significant liability, penalties and loss of revenue, significantly harm our reputation, and could be costly and time consuming to address or defend. To the extent we rely on consent for processing personal data under the GDPR, consent or authorization from the holder of parental responsibility is required in certain cases for the processing of personal data of children under the age of 16, and member states may enact laws that lower that age to 13. Additionally, in certain jurisdictions the law may allow minors to disaffirm their contracts, including our terms of use. If minors on our Platform are able to avoid enforcement of our terms of use under applicable law, it could have a material adverse impact on our business, financial condition, results of operations, and cash flow.

We continue to monitor the development of new digital regulations and laws in the U.K. We have taken steps to comply with the U.K.’s Online Safety Act (“OSA”), including carrying out risk assessments and implementing measures to prevent illegal content from appearing on our service. We are observing ongoing developments and guidance from the U.K.’s Information Commissioner Office (“ICO”) on the Age Appropriate Design Code (“AADC”), which focuses on online safety and protection of children’s privacy online. Noncompliance with the AADC may result in publicized investigations, substantial fines, audits, or other proceedings by the ICO and other regulators in the EEA or Switzerland, as noncompliance with the AADC may indicate noncompliance with applicable data protection law. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and laws and regulations of applicable EU Member States and the U.K. relating to privacy, cybersecurity, and data protection in connection with any measures we take to comply with them.
Other jurisdictions have adopted laws and regulations addressing privacy, data protection, and cybersecurity, many of which share similarities with the GDPR. For example, Law no. 13.709/2018 of Brazil, the Lei Geral de Proteção de Dados Pessoais or LGPD, applies to our processing of data for users in Brazil, regardless of our location, and grants users rights similar to the GDPR, including a private right of action. Non-compliance could result in fines of up to 2% of our revenue in Brazil or 50 million reais (approximately $9.5 million) per violation. Similarly, the Personal Information Protection Law, (“PIPL”) of the People’s Republic of China (“PRC”) imposes extraterritorial obligations similar to the GDPR, including strict data localization requirements. Violations can result in corporate fines of up to 50 million RMB or 5% of prior-year revenue. Notably, the PIPL also imposes personal liability on responsible individuals, including fines up to 1 million RMB and potential bans on serving as a director or senior managers.
Our approach with respect to regimes such as the LGPD, PIPL, and other foreign legislation may be subject to further evaluation and change, our compliance measures may not be fully adequate and may require modification, we may expend significant time and cost in developing and maintaining a privacy governance program, data transfer or localization mechanisms, or other processes or measures to comply with such regimes, and any implementing regulations or guidance under these regimes, and we may potentially face claims, litigation, investigations, or other proceedings or liability regarding such regimes and may incur liabilities, expenses, costs, and other operational losses under such regimes and any measures we take to comply with them. In addition to the changing international landscape, U.S. regulations on the restrictions on transfers of personal data to foreign jurisdictions continue to evolve and may increase operational complexity and compliance costs.
Additionally, NIS2 and its implementing laws regulate cybersecurity risk-management, including expanded incident reporting, of entities operating in a number of sectors. Assessed non-compliance with NIS2 may lead to administrative fines of a maximum of €10 million or up to 2% of the total worldwide revenue of the preceding fiscal year. Further, the EU’s Data Act (the “Data Act”) became applicable on September 12, 2025. Compliance with the Data Act may require us to adjust contract terms with business partners and enable data sharing in some situations. These changes may result in additional compliance and operational costs, which may affect our business.
In addition, the CCPA as modified and supplemented by the California Privacy Rights Act (“CPRA”), established a new privacy framework for covered businesses in California, such as ours, requires us to modify our data processing practices and policies, incur compliance related costs and expenses, and gives California residents the ability to opt-out of the selling and sharing of personal information and limit the use of their sensitive personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The CCPA has prompted similar legislative developments in other states in the U.S., including laws enacted in Virginia, Colorado, Utah, Connecticut, Florida, Iowa, Indiana, Montana, Tennessee, Oregon, Delaware, Texas, New Hampshire, New Jersey, Kentucky, Maryland, Nebraska, Rhode Island, and Minnesota.
We face a growing patchwork of states imposing substantial new obligations upon companies that offer online services, products, or features “likely to be accessed” by children 17 years of age or under, or certain types of social media and digital services, respectively. These state-level requirements include, among other things, data protection impact assessments, the implementation of privacy by design, restrictions and obligations in connection with users who are, or are deemed to be, under 18, including access restrictions, verifiable parental consent requirements, and other restrictions on abilities for minors to create accounts. Certain states such as New York and California are also considering or implementing laws that prohibit or restrict covered social media companies from providing individuals under 18 with allegedly “addictive feeds” or “chronological feeds.” Any or all of these restrictions and requirements may limit the use of our Platform or reduce overall demand for our Platform, which could harm our business, financial condition, and results of operations. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could further increase the cost and complexity of operating our products and services and other aspects of our business.

We have policies and procedures designed to promote compliance with applicable laws, regulations, and certain industry codes of conduct but we cannot assure you that authorities will not assert or determine that our practices violate such requirements. In addition, it is possible that the obligations imposed on us may be interpreted and applied in inconsistent manners and may conflict with other rules or our practices in certain jurisdictions. Additionally, due to the nature of our service, we are unable to maintain complete control over cybersecurity or the implementation of measures that reduce the risk of a security breach or incident. For example, our customers may accidentally disclose their passwords or store them on a mobile device that is “SIM swapped,” lost, or stolen, creating the perception that our systems are not secure against third-party access. Any failure or perceived failure by us to comply with our privacy policies, our obligations to users or other third parties relating to privacy, cybersecurity, data protection, or related matters, or our other policies or actual or asserted obligations relating to privacy, cybersecurity, data protection, or related matters, or any actual or perceived compromise of security, including any such compromise that results in the unauthorized loss, unavailability, modification, release, transfer, or other processing of personal information or other user or creator data, may result in governmental investigations, enforcement actions, inquiries, data requests, requests for information, actions, audits, and other actions and proceedings by domestic and international authorities and regulators, as well as litigation, claims, or public statements against us by consumer advocacy groups or others and could cause our creators and users to lose trust in us, any or all of which could have an adverse effect on our business, financial condition, or results of operations.
Legal and regulatory restrictions on virtual currencies like Robux, prepaid gift cards, and payment-related activities may adversely affect our Platform, experiences, and virtual items on our Platform, which may negatively impact our revenue, bookings, business, and reputation.
The global regulatory landscape around payment-related activities is characterized by a lack of uniformity and increasing scrutiny especially when younger users are involved. Examples of payment-related activities on our Platform include the purchase of prepaid gift cards, Robux, and subscriptions. In addition, our Developer Exchange Program allows creators to be paid in fiat currency based on the amount of earned Robux they have accumulated under certain conditions. We have seen and may continue to see increased application of laws and regulations typically applicable to financial institutions such as regulations around money transmission, virtual currency, unclaimed property, and gift cards, many of which include anti-money laundering, KYC, and sanction screening obligations to online game and social media companies. Regulators may impose restrictions or bans on our ability to operate our Developer Exchange Program or on the sale of prepaid gift cards. Any such restrictions or prohibitions may adversely affect our Platform, business, revenue, bookings, and our creators. In the U.S., the SEC, its staff, and similar state regulators have deemed certain virtual currencies to be securities subject to regulation under the federal and state securities laws. While we do not consider Robux to be a regulated virtual currency, money transmission, or security, if Robux were deemed to be subject to such federal or state laws, we may be required to redesign our Platform in a manner that would be disruptive to operations and costly to implement, which may threaten the viability of the Platform. We may also be subject to enforcement or other regulatory actions by federal or state regulators, as well as private litigation, which could be costly to resolve. For example, some existing laws regarding the regulation of currency, money transmitters and other financial institutions, and unclaimed property have been interpreted to cover virtual currencies, and could potentially be viewed as covering Robux.
The increased use of interactive entertainment offerings like ours by consumers, including younger consumers, have prompted and may continue to prompt calls for more stringent consumer protection laws and regulations throughout the world that may impose additional burdens on companies such as ours making virtual currencies like Robux available for sale. For example, in the EU, consumer regulatory authorities issued the Consumer Protection Guidelines, which are new interpretations of existing law regarding virtual currencies that would treat certain virtual currencies as a representation of value and therefore impose strict disclosure and other requirements on the offer and acquisition of those virtual currencies. The European Commission has also indicated that it will seek to enact new legislation in the near future to provide additional protections for consumers online, including in the context of video games and e-commerce. In the U.K., the ICO has published industry guidance for game developers on how to comply with the AADC, including recommendations relating to in-game purchases, and the U.K. Digital Markets, Competition and Consumers Act also introduces specific obligations regarding transparent pricing and subscription contracts. These regulations and guidance could require us to make changes to our Platform, products, or policies or how we operate our business in certain jurisdictions and could have a material adverse effect on our business, financial condition, or results of operations. Increased regulatory scrutiny globally may increase compliance obligations and require us to devote legal and other resources and make changes to our Platform to address such regulations or otherwise become subject to fines or other penalties, which may negatively impact our business and results of operations.
Although we have structured our virtual currency, prepaid gift cards, and Developer Exchange Program with applicable laws and regulations in mind, in some jurisdictions, the application or interpretation of applicable laws and regulations is not clear and a regulator could subject us to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could be unpopular with or burdensome on our users or creators, or could have an adverse effect on our business and financial results. If a relevant regulator disagreed with our analysis of and compliance with applicable laws, we may be required to seek licenses, authorizations, or approvals from those regulators, which may be dependent on us meeting certain capital and other requirements and may subject us to additional regulation and oversight, all of which could significantly increase our operating costs.

We are subject to various governmental export control, trade sanctions, and import laws and regulations that require our compliance and may subject us to liability if we violate these controls.
In some cases, our software and experiences are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, Data Security Program, and trade and economic sanctions, including those administered by OFAC, which we collectively refer to as Trade Control Laws and Regulations. Thus, we are subject to laws and regulations that could limit our ability to offer access or full access to our Platform and experiences to certain persons and in certain countries or territories. For example, certain U.S. laws and regulations administered and enforced by OFAC, may limit our ability to give certain users and creators access to aspects of our Platform and experiences. Trade Control Laws and Regulations are complex and dynamic, and monitoring and ensuring compliance can be challenging. In addition, we rely on our payment processors for compliance with certain of these Trade Control Laws and Regulations, including preventing paid activity by users and creators that attempt to access our Platform from various jurisdictions comprehensively sanctioned by OFAC, including Cuba, Iran, North Korea, and sanctioned regions of Ukraine. Users and creators from certain of these countries and territories have access to our Platform and experiences and there can be no guarantee we will be found to have been in full compliance with Trade Control Laws and Regulations during all relevant periods. Any failure by us or our payment processors to comply with the Trade Control Laws and Regulations may lead to violations of the Trade Control Laws and Regulations that could expose us to liability. Additionally, following Russia’s invasion of Ukraine, the U.S. and other countries imposed certain economic sanctions and severe export control restrictions against Russia and Belarus and have continued to strengthen these controls. These countries could continue to increase these sanctions and export restrictions or take other actions that could impact our business. Any failure to comply with applicable laws and regulations could have negative consequences for us, including reputational harm, government investigations, and monetary penalties. In addition, various foreign governments may also impose controls, export license requirements, and/or restrictions applicable to our Platform and experiences. Compliance with such applicable regulatory requirements may create delays in the introduction of our Platform in some international markets or prevent certain international users and creators from accessing our Platform.
Changes in tax laws and unclaimed property audits by governmental authorities could have a material adverse effect on our business, cash flow, results of operations, or financial conditions.
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
In addition, the Organisation for Economic Co-operation and Development (the “OECD”) has proposed the OECD/G20 Base Erosion and Profit Shifting Project, which contains a two-pillar solution to address tax challenges arising from the digitalization of the economy. Pillar One would revise existing profit allocation and nexus rules to require profit allocation based on location of sales versus physical presence for certain large multinational businesses, but if implemented, could result in the removal of unilateral digital services tax initiatives described above.
Pillar Two provides for a global minimum tax that establishes a floor for tax competition among jurisdictions. Pillar Two has been implemented into the domestic laws of EU members, among other jurisdictions, and is being considered for implementation by other countries. On January 5, 2026, the OECD announced a side-by-side elective safe harbor that exempts U.S.-parented multinational businesses from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. We currently operate in countries that have digital service taxes and that have enacted all or portions of the Pillar Two framework. Any developments or changes in federal, state, or international tax laws or tax rulings, with respect to the foregoing or otherwise, could adversely affect our compliance costs, effective tax rate, and our operating results.

In addition, we are subject to unclaimed property escheat laws which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time. We are subject to state audits with regard to our escheatment practices. The legislation and regulations related to unclaimed property matters tend to be complex and subject to varying interpretations by government authorities. Although we believe that the positions we have taken are reasonable, authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for unclaimed property, interest and penalties in excess of accrued liabilities. An unfavorable resolution of assessments by a governmental authority could have a material adverse effect on our financial condition, results of operations, and cash flows in future periods.
We are subject to the Foreign Corrupt Practices Act and similar anti-corruption and anti-bribery laws, and anti-money laundering laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition, and results of operations.
We are subject to the Foreign Corrupt Practices Act, U.S. domestic bribery laws, the UK Bribery Act and other anti-corruption and anti-bribery laws, and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions.
With regard to our international business, we have engaged with business partners and third-party intermediaries to market our solutions and obtain necessary permits, licenses, and other regulatory approvals. We or our employees, agents, representatives, business partners, or third-party intermediaries have had direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees, agents, representatives, business partners, or third-party intermediaries, even if we do not authorize such activities and notwithstanding having policies, training, and procedures designed to address compliance with these laws, we cannot assure you that no violations of our policies or these laws will occur.
Detecting, investigating, and resolving actual or alleged violations of anti-corruption and anti-bribery laws and anti-money laundering laws can require a significant diversion of time, resources, and attention from senior management, as well as significant defense costs and other professional fees. In addition, noncompliance with these laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions against us, our officers, or our employees, disgorgement of profits, suspension or debarment from contracting with the U.S. government or other persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our reputation, business, financial condition, prospects, results of operations, and the market price of our Class A common stock could be harmed. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
We may incur liability as a result of content published using our Platform or as a result of claims related to content generated by our creators and users, including copyright infringement, and legislation regulating content on our Platform may require us to change our Platform or business practices.
Our success relies in part on the ability of creators to drive engagement with content that is challenging, engaging, fun, interesting, and novel. Creators are responsible for clearing the rights to all of the content they upload to our service or physical goods that they make available for sale, but some creators may upload content or link goods that infringes the rights or violates the terms of use of third parties in violation of our terms of use. We rely upon legal protections in various jurisdictions to protect us from claims of monetary damages for content that is uploaded to and stored on our system at the direction of our users, or counterfeit goods and copyright-infringing material made available for sale, but those protections may change or disappear over time, increasing our exposure for claims of copyright or other intellectual property infringement. If we should lose or fail to qualify for statutory or other legal protections that immunize us from monetary damages for intellectual property infringement, the damages could be significant and have a material impact on our business. While we have implemented measures designed to limit our exposure to claims of intellectual property infringement, such as our self-serve License Manager which enables our creators to partner with rights holders, intellectual property owners may still allege that we failed to take appropriate measures to prevent infringing activities on our systems, that we turned a blind eye to infringement, or that we facilitated, induced, or contributed to infringement.

Even though we are not required to monitor uploaded content for copyright infringement in the U.S., we have chosen to do so through the services of a third-party audio monitoring service. We monitor all uploaded audio recordings in both audio and video files to exclude recordings owned or controlled by the major record labels and any other record labels who provide their music to the third-party audio monitoring service. These record labels register certain of their content with our service provider. When audio is uploaded to our Platform, we check the service provider’s system to exclude recordings owned or controlled by these record labels from being published on our Platform. If our monitoring proves ineffective, users manage to intentionally evade our detection measures, or we cease to rely upon a third-party monitoring service to exclude certain content from our Platform, our risk of liability may increase.
In the past, certain record companies and music publishers, either directly or through their authorized representatives, claimed that we are subject to liability for allegedly infringing content that was uploaded and may continue to exist on our Platform. We vigorously disputed such claims of infringement by such labels and publishers and reached settlements. However, we could be subject to additional claims in the future. An adverse judgment against us in any such lawsuit could require us to pay damages or settle any claims for an undetermined amount which could harm our reputation and have a material impact on our business, financial condition, or results of operations.
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
We have been and may in the future become subject to intellectual property disputes, as well as costs and awards of damages and/or injunctive relief as a result of these disputes, and we are subject to liability for our intellectual property that we license to third parties. Our success depends, in part, on our ability to develop and commercialize our Platform without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, there is no assurance that our technologies or Platform will not be found to infringe, misappropriate, or otherwise violate the intellectual property rights of third parties. We also have entered into agreements with third parties to manufacture and distribute merchandise based on user content on our Platform, and there is a possibility that such content could be found to be infringing. Lawsuits are time consuming and expensive to resolve and they divert management’s time and attention. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. Companies in the internet, technology, and gaming industries own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain a higher profile, the possibility of intellectual property rights and other claims against us grows. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them.

We have a number of issued patents. We have also filed a number of additional U.S. and foreign patent applications, but these applications may not successfully result in issued patents. Any patent litigation against us may involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents and patent applications may provide little or no deterrence as we would not be able to reach meaningful damages if we assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from exercising intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we could be forced to limit or cease access to our Platform or cease business activities related to such intellectual property. In addition, we may need to settle litigation and disputes on terms that are unfavorable to us. We may be required to make substantial payments for legal fees, settlement fees, damages, royalties, license, or other fees in connection with a claimant securing a judgment against us. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not negatively affect our business, financial condition, or results of operations. Any intellectual property claim asserted against us, or for which we are required to provide indemnification, may require us to cease selling or using or to recall products that incorporate the intellectual property rights that we allegedly infringe, misappropriate, or violate; make substantial payments for legal fees, settlement payments, or other costs or damages; obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or redesign or rebrand the allegedly infringing products to avoid infringement, misappropriation, or violation, which could be costly, time-consuming, or impossible.
Furthermore, certain federal statutes in the U.S. may apply to us with respect to various activities of our users, including the Digital Millennium Copyright Act of 1998 (“DMCA”) and Section 230 of the Communications Decency Act (“CDA”). For example, we filter communications to eliminate speech we determine to be offensive based on our objective of creating a civil and safe place for all users. Bills have recently been proposed in Congress calling for a range of changes to Section 230 which include a complete repudiation of the statute to modifications of it in such a way as to remove certain social media companies from its protection. The FCC may also consider reforms to Section 230, which could include taking action to limit the scope of Section 230 and certain liability protections provided to online service providers and other entities. If Section 230 were so repealed, amended, or modified by judicial determination, we could potentially be subject to liability if we continue to censor speech, even if that speech were offensive to our users, or we could experience a decrease in user activity and revenues if we are unable to maintain a safe environment for our users if certain blocking and screening activities are prohibited by law. In addition, certain states have either passed or are debating laws that would create potential liability for moderating or removing certain user content. While we believe these laws are of dubious validity under the U.S. Constitution and in light of Section 230, they nevertheless present some risk to our content-moderation efforts going forward.
While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the DMCA, the CDA, the fair-use doctrine in the U.S., and the DSA in the EU, differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by creators or users or otherwise contributed by third parties to our Platform. As an example, Article 17 of the Directive on Copyright in the Digital Single Market was passed in the EU, which affords copyright owners some enforcement rights that may conflict with U.S. safe harbor protections afforded to us under the DMCA. In countries in Asia and Latin America, generally there are no similar statutes to the CDA or the DSA. The laws of countries in Asia and Latin America generally provide for direct liability if a platform is involved in creating such content or has actual knowledge of the content without taking action to take it down. Further, laws in some Asian countries also provide for primary or secondary liability, which can include criminal liability, if a platform fails to take sufficient steps to prevent such content from being uploaded. Although these and other similar legal provisions provide limited protections from liability for platforms like ours, if we are found not to be protected by the safe harbor provisions of the DMCA, CDA, or other similar laws, or if we are deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, including Article 17, we may owe substantial damages, and our brand, reputation, and financial results may be harmed.
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
Even if claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. Moreover, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could negatively affect the market price of our Class A common stock. We expect that the occurrence of asserted infringement claims will grow as the market for our Platform grows. Accordingly, our exposure to damages resulting from infringement claims could increase, and this could further exhaust our financial and management resources.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Some of our agreements with third parties include indemnification provisions under which we agree to indemnify these third parties for losses suffered or incurred as a result of claims of intellectual property infringement, or other liabilities relating to or arising from our software, services, Platform, or other contractual obligations. Large indemnity payments could harm our business, results of operations, and financial condition. Although we typically contractually limit our liability with respect to such indemnity obligations, those limitations may not be fully enforceable in all situations, and we may still incur substantial liability under the applicable agreements. Any dispute with a third-party with respect to such obligations could negatively affect our relationship with such a party and harm our business and results of operations.
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
We have and intend to continue to incorporate open source software in our codebase and our Platform. Some open source software licenses require users who make available open source software as part of their proprietary software to publicly disclose all or part of the source code to such proprietary software or make available any derivative works of such software free of charge, under open source licensing terms which would make it difficult to monetize such software and to protect and enforce our related intellectual property rights. Licensors of open source software included in our products may, from time to time, modify the terms of their license agreements in such a manner that those license terms may become incompatible with our business model and thus could, among other consequences, prevent us from incorporating the software subject to the modified license. Certain open source projects also include other open source software and there is a risk that those dependent open source libraries may be subject to incompatible licensing terms. In addition, some open source software may include output from generative AI software or other software that incorporates or relies on generative AI or other AI technologies. Software produced by generative AI may infringe the rights of others. In addition, the use of such open source software may expose us to risks as the intellectual property ownership and use rights of software produced by generative AI have not been fully interpreted by U.S. or international courts or been fully addressed by federal or state regulation or those of other international legal jurisdictions in which we do business. This could create further uncertainties as to the governing terms for the open source software we incorporate.
Were it determined that our use of open source software was not in compliance with a particular license or our use is found to trigger certain obligations under a particular license, we may lose our rights to the open source software, be required to release our proprietary source code, defend claims, pay damages for breach of contract or copyright infringement, grant licenses to our patents, re-engineer our games, products, or Platform, discontinue distribution in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our product development efforts, any of which could negatively impact our business. Open source compliance problems can also result in damage to reputation and challenges in recruitment or retention of engineering personnel.
We have certain policies and procedures in place to monitor our use of open-source software that are designed to avoid subjecting our Platform to adverse open source licensing conditions. However, the terms of various open source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of or monetization of the open source software. We may from time to time face claims from third parties claiming ownership of, or demanding release of, the software or derivative works that we developed using such open source software, which could include proprietary portions of our source code, or otherwise seeking to enforce the terms of the applicable open source licenses. Enforcement activity for open source licenses can be unpredictable and the terms of open source licenses can often be ambiguous. These claims could result in litigation and require us to make those proprietary portions of our source code freely available, purchase a costly license, make it difficult to monetize our products, or cease offering the implicated software or services unless and until we can re-engineer to no longer use the applicable open source software. This re-engineering process could require significant additional research and development resources and we may not be able to complete it successfully.
Additionally, although we devote significant resources to ensuring the security of our use of open source software on our Platform and in our systems, we cannot ensure that these security measures will be sufficient to prevent or mitigate the damage caused by a cybersecurity incident or network disruption, and our open source software may be vulnerable to hacking, insider threats, employee error or manipulation, theft, system malfunctions, or other adverse events. The use of third-party open source software can lead to greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties, indemnities, or other contractual protections with respect to the software (for example, non-infringement or functionality), and the source code is available for any bad actors to search for vulnerabilities. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Any of these risks could be difficult to eliminate or manage and if not addressed, could have a negative effect on our business, results of operations, and financial condition.
Risks Related to Ownership of our Class A Common Stock
The market price of our Class A common stock has fluctuated and could decline regardless of our operating performance.
The market price of our Class A common stock has fluctuated, and may continue to fluctuate in response to various factors, including those listed in this Annual Report on Form 10-K, some of which are beyond our control and unrelated to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the market price of our Class A common stock include the following:
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
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
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
•other events or factors, including those resulting from geopolitical conflicts such as in Ukraine and the Middle East, incidents of terrorism, pandemics, or wildfires, earthquakes, or severe weather and power outages or responses to these events; and
•general economic conditions and slow or negative growth of our markets.
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
Third parties also regularly publish data about us and other mobile, gaming, and social platform companies with respect to DAUs, revenue, bookings, top experience, game charts, hours engaged, and other information concerning application usage. These metrics are proprietary to the provider, and in many cases do not accurately reflect the actual levels of bookings, revenue, or usage of our experiences across all platforms. There is a possibility that third parties could change their methodologies for calculating these metrics in the future. For example, short sellers have and may in the future publish reports relying in part on such metrics. These reports appear intended to decrease the price of our Class A common stock and have resulted in and may result in claims, litigation, or investigations due to any published allegations by shareholders, regulators, and others. To the extent that securities analysts or investors base their views of our business or prospects on such third-party data, including reports of short sellers, the price of our Class A common stock may be volatile and may not reflect the performance of our business.

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
•increasing our vulnerability to both general and industry-specific adverse economic conditions; and

•limiting our ability to obtain additional debt or equity financing to fund future working capital, capital expenditures, acquisitions, or other general corporate requirements and increasing our cost of borrowing.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. We have our headquarters and a large employee presence in San Mateo, California, an area which in recent years has been increasingly susceptible to fires, severe weather events, and power outages, any of which could disrupt our operations, and which contains active earthquake zones. In the event of a major earthquake, hurricane, or other catastrophic event such as fire, power loss, rolling blackouts or power loss, telecommunications failure, pandemic, geopolitical conflicts such as in Ukraine and the Middle East, cyber-attack, war, or other physical security threats, including violence or terrorist attacks, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our Platform development, lengthy interruptions in our Platform, breaches of security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Certain catastrophic events would also cause disruptions to the internet or the economy as a whole. Global climate change could also result in natural disasters occurring more frequently or with more intense effects, which could cause business interruptions. A future health crisis like the COVID-19 pandemic, as well as the actions taken by various governments, businesses, and individuals in response, may also impact our business, operations, and financial results in ways that we may not be able to accurately predict. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Our disaster recovery plan may not be sufficient to address all aspects of any unanticipated consequence or incident, we may not be able to maintain business continuity at profitable levels or at all, and our insurance may not be sufficient to compensate us for the losses that could occur.
Our operations are subject to the effects of changing inflation rates and volatile global economic conditions.
The U.S., Europe, and other key global markets have recently experienced historically high levels of inflation. If the inflation rate continues to remain high, it will likely affect all of our expenses, including, but not limited to, employee compensation expenses and energy expenses and it may reduce consumer discretionary spending, which could affect the buying power of our users and creators and lead to a reduced demand for our Platform.

Geopolitical developments, such as changes in tariff policies of the U.S. and the retaliatory tariff and non-tariff responses by other countries, the prospect of further changes in tariff and trade policies and responses, geopolitical conflicts such as in Ukraine and the Middle East, continued tensions with China, the responses by central banking authorities to control inflation, and future U.S. federal government shutdowns, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Adverse macroeconomic conditions, including lower consumer confidence, persistent unemployment, wage and income stagnation, slower growth or a recession, changes to fiscal and monetary policy, inflation, changes in interest rates, foreign exchange fluctuations, economic and trade sanctions, the availability and cost of credit, and the strength of the economies in which we and our users are located, have adversely affected and may continue to adversely affect our consolidated financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Managing cybersecurity risk is a critical component of our overall risk management effort. We operate in an industry that is prone to cybersecurity threats and attacks, and we believe our prominence and scale, and the volume of sensitive data on our systems, make us a particularly attractive target. Our risk management strategy accounts for the scale and complexity of our operations, which span multiple jurisdictions across the globe and rely on a large network of employees, contractors, vendors, partners, and creators. Additionally, we depend on software and hardware that is highly technical and complex, creating an environment where cybersecurity risks are constantly evolving. To navigate these risks, we maintain an enterprise-wide information security program that is designed to identify, protect, detect, and respond to significant cybersecurity risks and threats and we have integrated this program into our overall enterprise risk management systems and processes. We routinely assess material risks from cybersecurity threats, including taking reasonable steps to detect any potential unauthorized occurrence on or behaviors conducted through our information systems that may result in adverse effects to the confidentiality, integrity, or availability of our information systems or any information residing therein. We maintain an incident response plan designed to identify, evaluate, respond to, and recover from a cybersecurity incident. The plans are designed to be flexible so that they may be adapted to an array of potential scenarios, and provide for the creation of cross-functional incident response teams in the event of a cybersecurity incident. We also periodically conduct testing, simulations, and tabletop exercises to help support our overall preparedness for a cybersecurity incident.
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
Following our risk assessments, we evaluate when and how to design, implement, and maintain reasonable safeguards to minimize the identified risks and address any identified gaps in existing safeguards, and proceed with such design, implementation, and maintenance as deemed appropriate. However, at any given time, we may face cybersecurity risks and threats that our existing safeguards do not fully mitigate, so we work on an ongoing basis to enhance our information security program. We devote significant resources and designate high-level personnel, including our Chief Information Security Officer (“CISO”) who reports to our Chief People and Systems Officer, to manage the risk assessment and mitigation process. Our CISO has served in various roles in information technology and information security for over 15 years, including leading information security initiatives and incident response at two other large public companies and serving as the Chief Security Officer for the Arkansas Department of Human Services and working for the United States Department of Defense. He has an MS in Information Assurance from the University of Advanced Technology in Arizona and a BS in Computer Science from the University of Arkansas at Little Rock.

All employees receive cybersecurity training during their onboarding. In addition, we have implemented a cybersecurity awareness program designed to educate employees on best security practices, emerging risk areas, and how to identify and report security threats. We include security expectations in employee performance management systems. We also engage third-party service providers in connection with our risk assessment process and certain risk management processes. Our collaboration with these third-party service providers includes threat assessments, risk analyses, assessments of the capability, maturity, and effectiveness of our cybersecurity program, policies, and practices, and consultations on opportunities and potential enhancements to strengthen our cybersecurity program.
We perform risk-tiered information security risk reviews for certain third-party service providers who have access to sensitive Company, user or employee information, reviewing areas such as data protection, endpoint management and protection, access management, phishing, business continuity, incident response management, and, more recently, use of AI and AI subprocessors. We contractually require certain third-party service providers with access to our information technology systems, sensitive business data, and/or personal information to implement and maintain appropriate security controls and provide for contractual restrictions on their ability to use our data. Certain of our service providers are contractually required to notify us promptly of information security incidents that may affect our systems or data, including personal information.
We also share and receive threat intelligence with federal, state, and local government agencies, peers, and other organizations, information sharing and analysis centers, and cybersecurity associations.
Governance
Our Board of Directors has the ultimate responsibility for the oversight of our risk management framework, which is designed to identify, assess, and manage risks to which we are exposed, as well as to foster a corporate culture of integrity. Management is responsible for the day-to-day oversight and management of strategic, operational, legal and compliance, cybersecurity, and financial risks.
The Audit and Compliance Committee (the “ACC”) is central to the Board of Directors’ oversight of cybersecurity risks and has been delegated the primary responsibility for this domain. The ACC is composed of independent board members with diverse expertise including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively. The ACC has also engaged a cybersecurity advisor to assist them in cybersecurity matters. In overseeing our cybersecurity risks and mitigation strategies, at least quarterly the CISO, members of management, and the ACC’s cybersecurity advisor, review and discuss with the ACC guidelines, practices and policies to identify, monitor, and address enterprise risks, including cybersecurity risks. The ACC then oversees and monitors management’s plans to address such risks.
Our CISO, and management committee on cybersecurity consisting of our Chief People and Systems Officer, Chief Legal Officer, Chief Financial Officer, and CISO, are primarily responsible for assessing and managing our material risks from cybersecurity threats and overseeing our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our CISO, and our management committee on cybersecurity, are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents includes both manual reviews and automated reviews of our systems and data, a bug bounty program, self-reporting, participation in information sharing forums on cybersecurity, proactive education of our service providers, and product and application security reviews.
The ACC reports to the full Board of Directors regarding its oversight activities, including specific updates on cybersecurity risks. In addition to the ACC reports, the full Board of Directors receives periodic briefings directly from our CISO concerning the efficacy and status of our cyber risk management program.
In the event of a cybersecurity incident, the CISO is equipped with a well-defined incident response plan to guide response actions. This incident response plan includes immediate actions to assess and mitigate the impact of the incident, long-term strategies for remediation and prevention of future incidents, and provides for internal notification of the incident functional areas (e.g. legal) as well as senior leadership and the ACC, as appropriate.
Our CISO provides briefings to the ACC at least quarterly regarding, among other topics, recent notable cybersecurity incidents, even if immaterial, and our response, cybersecurity systems testing results, our cybersecurity threat landscape, which includes emerging risks and threats, compliance with regulatory requirements, and industry standards.

To oversee the material risks and strategic opportunities associated with AI, we formally established a specialized AI governance committee in September 2025. The committee, which has been operating since May 2025, is composed of senior leaders from our legal, security, engineering, and people and systems organizations, and is responsible for overseeing our AI governance framework, defining our risk tolerance, evaluating AI use cases, driving company policy, and supporting compliance with evolving regulatory obligations. The committee provides periodic updates regarding our AI strategy and risk management program to management and the ACC.
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
During the last fiscal year, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that materially affected us, including our business strategy, results of operations, or financial condition. However, we face ongoing and increasing cybersecurity risks, including those from threat actors who are becoming more sophisticated and effective over time. If realized, these risks may materially affect us.
For additional information regarding the cybersecurity risks we face, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factors entitled “Risks Related to Our Business: Security compromises of our Platform, our private information, and our users’ private information could disrupt our internal operations and harm public perception of our Platform, which could cause our business and reputation to suffer.”
Item 2. Properties
On January 1, 2025, we relocated our corporate headquarters to a new leased office complex in San Mateo, California. As of December 31, 2025, all of our San Mateo-based employees were based out of the new corporate headquarters, which consisted of approximately 806,399 square feet, with lease terms expiring between 2033 and 2035.
In addition, as of December 31, 2025, we continue to lease approximately 427,271 square feet of office space at our prior corporate headquarters in San Mateo, California, with lease terms expiring between 2027 and 2031. As of December 31, 2025, we have sub-leased approximately 183,354 square feet of the office space from our prior corporate headquarters to various sub-lessees, with sub-lease terms expiring in 2028.
We lease additional office space internationally in Canada, the United Kingdom, China, South Korea, Japan, and India. We also operate several data centers in the U.S. in Florida, Georgia, Illinois, New Jersey, Texas, Virginia, California, and Washington and around the world including in France, Germany, Hong Kong, Japan, Singapore, the Netherlands, India, Australia, Brazil, and the United Kingdom pursuant to various lease agreements.
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
Holders of Record
As of January 30, 2026, there were 1,556 stockholders of record of our Class A common stock. The actual number of holders of our Class A common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
As of January 30, 2026, there were 3 holders of record of our Class B common stock. All shares of our Class B common stock are beneficially owned by David Baszucki.
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
The performance graph below shows the cumulative total return to our stockholders between March 10, 2021 (the date that our Class A common stock commenced trading on the NYSE) through December 31, 2025, in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes (i) that $100 was invested in our Class A common stock at its closing price on March 10, 2021 and in each of the S&P 500 Index and the S&P 500 Information Technology Index at their respective closing prices on February 28, 2021, and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

*$100 invested on March 10, 2021 in Roblox Class A common stock or February 28, 2021 in index, including reinvestment of dividends. Fiscal year ending December 31.
Unregistered Sales of Equity Securities
Other than any sales that were already disclosed under a Current Report on Form 8-K or Quarterly Report on Form 10-Q, there have been no other sales of unregistered securities by the Company during the years ended December 31, 2025, 2024, and 2023.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with the consolidated financial statements, and related notes appearing under “Consolidated Financial Statements and Supplementary Data” in Item 8 of this filing. This discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, that involve risks, uncertainties, and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and “Special Note Regarding Operating Metrics” included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future. Unless the context otherwise requires, all references in this report to “Roblox,” the “Company,” “we,” “our,” “us,” or similar terms refer to Roblox Corporation and its subsidiaries.
This section of our Annual Report on Form 10-K discusses our financial condition as of and results of operations for the fiscal years ended December 31, 2025 and 2024, as well as year-to-year comparisons between fiscal years 2025 and 2024. A discussion of our financial condition as of and results of operations for the fiscal year ended 2023 and year-to-year comparisons between fiscal years 2024 and 2023 that is not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Because certain reported amounts are rounded, the sum of the respective components reported for these amounts may not equal the total amount reported and the percentages presented may not add to their respective totals.
Overview
People from around the world come to Roblox every day to connect. Together they create, play, work, learn, and connect with each other in experiences built by our global community of creators. Our Platform is powered by user-generated content and draws inspiration from gaming, entertainment, social media, and even toys.
Our immersive gaming and creation Platform consists of the Roblox Client, the Roblox Studio, and the Roblox Cloud (collectively, the “Roblox Platform” or the “Platform”). Roblox Client is the free application that allows users to explore immersive experiences. Roblox Studio is the free toolset that allows creators to build, publish, and operate immersive experiences and other content accessed with the Roblox Client. Roblox Cloud includes the services and infrastructure that power our Platform. We are continually innovating our Platform by investing in high fidelity avatars, more realistic experiences, artificial intelligence (“AI”) tools, and other connection features.
Our mission is to connect a billion users with optimism and civility. We are constantly improving the ways in which our Platform supports shared experiences, ranging from how these experiences are built by an engaged community of creators to how they are enjoyed and safely accessed by users across the globe. We also believe there is a strong potential to capture a greater percentage of the global gaming market within the Roblox ecosystem. Our goal is to make it as easy as possible for creators to build better and safer experiences, including games, and ultimately reach more users. We continue to invest in creating tools for our creators designed to promote key experience genres and deepen engagement on our Platform.
Consistent with our free to use business model, a small portion of our users have historically been payers. For example, in the year ended December 31, 2025, of our 127 million average Daily Active Users (“DAUs”), only approximately 1.8 million represented our average daily unique paying users. Similarly, in the year ended December 31, 2025, our average daily bookings per DAU was $0.15, whereas our average daily bookings per daily unique paying user was $10.36. We believe that maintaining and growing our overall number of users, including the number of users who may not purchase and spend Robux, is important to the success of our business. As a result, we believe that the number of users who choose to purchase and spend Robux will continue to constitute a small portion of our overall users.
We are constantly innovating our safety tools and launching new safeguards to promote a safe and enjoyable environment for our users. As our safety teams continue to innovate and use advancements in technology to help users feel safe on our Platform, we expect to continue to implement Platform policy, product, technology, and other changes, including in anticipation of and in response to regulatory requirements and evolving guidance from leading global organizations focused on child and internet safety in the U.S. and abroad. We are currently developing, testing, and implementing age-check systems designed to check a user’s age prior to accessing chat on our Platform. Our safety changes have impacted and in the future may continue to impact engagement, retention, revenue, and bookings.

Our primary areas of investment have been, and we expect will continue to be, our creator community, and the people, technology, and infrastructure, including our trust and safety systems, required to keep improving the Roblox Platform while maintaining and building a safe and civil online community. These areas of focus are how we drive the business, and along with payment processing fees, represent our primary operating costs.
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

Hours Engaged
We define hours engaged as the time spent by our users on the Platform. We calculate total hours engaged as the aggregate of user session lengths in a given period. We estimate this length of time using internal company systems that track user activity on our Platform as discrete events, and aggregate these discrete activities into a user session. A given user session on our Platform may include, among other things, time spent in experiences, in Roblox Studio, in Platform features such as chat and avatar personalization, in the Creator Store, and some amount of non-active time due to limits within the tracking systems and our estimation methodology. We believe that the long-term growth in hours engaged reflects the increasing value of our Platform.
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

Generally over time, as the content and functionality of our Platform improves and DAUs increase in tenure, hours engaged tend to go up. Similarly, we expect more users to become payers. Further, we expect growth in our payers and improvements in our products and strategy to lead to growth in revenue and bookings. Within any given period, the relative behavior of the metrics has not been, and will not always be, consistent. Additionally, engagement and monetization trends may vary depending on the popularity and virality of certain experiences and the mix of users from different regions.
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

Reconciliation tables of the most comparable GAAP financial measure to each non-GAAP financial measure used in this Annual Report on Form 10-K are included below. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measures.
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
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to bookings, for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Reconciliation of revenue to bookings:
Revenue	$4,890,551	$3,601,979
Add (deduct):
Change in deferred revenue	1,933,954	792,434
Other	(36,075)	(25,317)
Bookings	$6,788,430	$4,369,096

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
We believe that, when considered together with reported GAAP amounts, Adjusted EBITDA is useful to investors and management in understanding our ongoing operations and operating trends. Our definition of Adjusted EBITDA may differ from the definition used by other companies and therefore comparability may be limited.
The following table presents a reconciliation of consolidated net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Reconciliation of consolidated net loss to Adjusted EBITDA:
Consolidated net loss	$(1,071,618)	$(940,614)
Add (deduct):
Interest income	(201,610)	(179,531)
Interest expense	41,457	41,184
Other (income)/expense, net	(4,164)	11,530
Provision for/(benefit from) income taxes	3,593	4,114
Depreciation and amortization expense(1)	225,820	226,437
Stock-based compensation expense	1,129,004	1,015,794
Other charges	2,274	1,274
Adjusted EBITDA	$124,756	$180,188
(1)For the twelve months ended December 31, 2024, includes a one-time charge of $17.9 million related to the re-assessment of the estimated useful life of certain software licenses, resulting in the acceleration of their remaining depreciation within infrastructure and trust & safety expenses in the third quarter of 2024.
Free cash flow
Free cash flow represents the net cash and cash equivalents provided by operating activities, less purchases of property and equipment and intangible assets acquired through asset acquisitions. We believe that free cash flow is a useful indicator of our unit economics and liquidity that provides information to management and investors about the amount of net cash and cash equivalents generated from our core operations that, after the purchases of property and equipment and intangible assets acquired through asset acquisitions, can be used for strategic initiatives.
The following table presents a reconciliation of net cash and cash equivalents provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Reconciliation of net cash and cash equivalents provided by operating activities to free cash flow:
Net cash and cash equivalents provided by operating activities	$1,796,358	$822,316
Deduct:
Acquisition of property and equipment	(440,978)	(179,646)
Purchases of intangible assets	(2,500)	(1,370)
Free cash flow	$1,352,880	$641,300
Acquisition of property and equipment primarily includes leasehold improvements related to our leased office spaces and data centers, servers, infrastructure equipment, and capitalized software licenses.

Change in Accounting Estimate
At the onset of each quarter, we complete an assessment of our estimated average lifetime of a paying user, which is used for revenue recognition of durable virtual items and calculated based on historical monthly retention data for each paying user cohort to project future participation on the Roblox Platform. Following that assessment and effective April 1, 2024, the average lifetime of a paying user was estimated to be 27 months, a decrease compared to the previous estimate of 28 months, where it remained through December 31, 2025. Based on the carrying amount of deferred revenue and deferred cost of revenue as of March 31, 2024, the change resulted in an increase in our fiscal year 2024 revenue and cost of revenue by $98.0 million and $20.4 million, respectively.
Refer to the heading “Critical Accounting Policies and Estimates — Revenue Recognition” below for a complete discussion on the Company’s revenue recognition policies.
Components of Results of Operations
Revenue
We generate substantially all of our revenue through the sale of or access to virtual items to users, enabling them to enhance their experience on the Roblox Platform. We recognize revenue over the estimated period of time the virtual items are available to the user on the Roblox Platform (estimated average lifetime of a paying user), which we refer to as durable virtual revenue, or at the time the virtual item is consumed, which we refer to as consumable revenue. We expect the mix of durable and consumable revenues to fluctuate based on user purchasing preferences, the variety of virtual content being offered by creators, and seasonal variations, amongst other factors, with higher consumable virtual item purchases resulting in higher revenue from bookings generated in the same period.
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
Costs and expenses
We allocate shared costs, such as certain facilities (including rent and depreciation on equipment and leasehold improvements shared by all departments), certain software costs, and certain other operating expenses, to all departments based on headcount. As such, allocated shared costs are reflected in each expense category, with the exception of cost of revenue and developer exchange fees expense.
Personnel costs generally include employee expenses (salaries, benefits, and stock-based compensation expense) and contractor expenses, and are reflected in each expense category, with the exception of cost of revenue and developer exchange fees. In the years ended December 31, 2025 and 2024, personnel costs were $2,112.6 million and $1,849.2 million, respectively.
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

Cost of revenue as a percentage of revenue is affected by shifts in user purchasing preferences and trends, including those influenced by Robux offerings made by the Company, such as differential Robux pricing. Differential Robux pricing launched in November 2024, and offers more Robux for users purchasing Robux through payment processing channels with lower transaction processing fees. Since the introduction of differential Robux pricing, we have seen some shift of our sales towards distribution channels with lower transaction processing fees, such as desktop and prepaid cards. In the future, we expect the overall distribution channel mix to shift based on user purchasing preferences, including those influenced by Robux offerings made by the Company, demographics, and seasonal variations.
We intend to use efficiencies gained in this area over time to increase earnings for our creators.
Developer exchange fees
Developer exchange fees expense represent the fiat currency amount that qualified and registered creators in the Developer Exchange Program are eligible to be paid. Creators that qualify for our Developer Exchange Program are eligible to be paid fiat currency by Roblox based on the amount of earned Robux the creator has accumulated through the Platform. Creators must meet certain conditions, such as having accumulated the minimum amount of earned Robux required to qualify for the program, and having a verified creator account in good standing to be eligible to participate in our Developer Exchange Program. Creators can accumulate earned Robux by monetizing a developed experience, IP licensing, creating and selling or reselling avatar items, or creating and selling Roblox Studio plugins.
Through July 23, 2025, creators were also able to accumulate earned Robux through our Engagement-Based Payouts (“EBP”) Program which allowed creators to accumulate earned Robux based on the share of time that Roblox Premium subscribers engage in their experience. Beginning July 24, 2025, our EBP Program was replaced by our Creator Rewards Program that allows creators who publish experiences to accumulate earned Robux based on the achievement of various metrics that we believe drive user engagement and monetization supporting the long-term health of our Platform. We expect that moving forward, the aggregate Developer exchange fee expense related to the Creator Rewards Program will exceed the aggregate Developer exchange fee expense related to the legacy EBP Program.
On January 31, 2022, we reduced the minimum amount of earned Robux required to qualify for the Developer Exchange Program from 100,000 Robux to 50,000 Robux and subsequently on January 31, 2023, we further reduced the minimum requirement from 50,000 Robux to 30,000 Robux. We believe these reductions in the minimum amounts required incentivize our creator community, while promoting its long-term growth and health. As of December 31, 2025, over 35,500 creators qualified for and were registered in our Developer Exchange Program.
We continue to focus on increasing creator earnings by (i) creating new earnings methods and enhancing existing ones and (ii) passing on efficiencies realized in other areas of our business. For example, beginning September 5, 2025 and applying prospectively, we increased the amount creators can receive in fiat currency based on earned Robux by 8.5%.
Infrastructure and trust & safety
Infrastructure and trust & safety expenses consist primarily of expenses related to the operation of our data centers and technical infrastructure. These costs include third-party service provider costs, such as cloud computing or other hosting and data storage, facilities-related expenses for our co-located data centers and edge data centers that we lease and operate, and network and bandwidth costs, as well as depreciation and associated support and maintenance costs of our servers and infrastructure equipment. In the years ended December 31, 2025 and 2024, depreciation and amortization expense related to infrastructure and trust & safety was $184.6 million and $195.3 million, respectively.
We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support more sophisticated content, more users, and increased engagement. Over the long term, as our Platform continues to grow, we expect to increase our investment to support our global infrastructure, including expanding our graphics processing units (“GPUs”) infrastructure both in our owned and operated data centers and in the public cloud. We intend to achieve scalability by building and maintaining our own technical infrastructure, while generating operating leverage over the long term.
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
General and administrative
General and administrative expenses consist primarily of personnel costs and allocated overhead for our finance and accounting, legal, human resources, talent acquisition, and other administrative teams. General and administrative expenses also include professional services fees such as outside legal, accounting, audit, and outsourcing services, and other corporate expenses, as well as certain accruals and settlements associated with legal proceedings. We generally expect general and administrative expenses to increase for the foreseeable future, primarily to support the growth and increasing complexity of our business.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into U.S. law. The OBBBA contains numerous tax reform provisions including immediate deduction of domestic research and development expenditures and accelerated fixed asset depreciation. The effects of tax law changes are recognized in the period of enactment, which was the third quarter of 2025. The OBBBA did not have a material impact on our financial statements due to the forecasted U.S. taxable loss and the full valuation allowance on the Company’s U.S. deferred tax assets.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue for each period presented (in thousands, except per share data and percentages):

	Year Ended December 31,
	2025		2024
Revenue	$4,890,551	100%	$3,601,979	100%
Costs and expenses:
Cost of revenue (1)	1,072,299	22%	801,162	22%
Developer exchange fees	1,503,106	31%	922,821	26%
Infrastructure and trust & safety (2)	1,153,454	24%	915,418	25%
Research and development (2)	1,567,747	32%	1,444,207	40%
General and administrative (2)	580,114	12%	407,507	11%
Sales and marketing (2)	246,173	4%	174,181	5%
Total costs and expenses	6,122,893	125%	4,665,296	130%
Loss from operations	(1,232,342)	(25)%	(1,063,317)	(30)%
Interest income	201,610	4%	179,531	5%
Interest expense	(41,457)	(1)%	(41,184)	(1)%
Other income/(expense), net	4,164	—%	(11,530)	—%
Loss before income taxes	(1,068,025)	(22)%	(936,500)	(26)%
Provision for/(benefit from) income taxes	3,593	—%	4,114	—%
Consolidated net loss	(1,071,618)	(22)%	(940,614)	(26)%
Net loss attributable to noncontrolling interest (3)	(6,561)	—%	(5,230)	—%
Net loss attributable to common stockholders	$(1,065,057)	(22)%	$(935,384)	(26)%
Net loss per share attributable to common stockholders, basic and diluted	$(1.54)		$(1.44)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	689,612		647,482
______________________________
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
(2)Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2025	2024
Infrastructure and trust & safety	$142,353	$113,708
Research and development	764,124	723,326
General and administrative	172,373	138,444
Sales and marketing	50,154	40,316
Total stock-based compensation expense	$1,129,004	$1,015,794
(3)Our consolidated financial statements include our majority-owned subsidiary Roblox China Holding Corp. The ownership interest of a minority investor, Songhua River Investment Limited, is recorded as a noncontrolling interest.

Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,		2024 to 2025
	2025	2024	% Change

	(dollars in thousands)
Revenue	$4,890,551	$3,601,979	36%
Revenue in the year ended December 31, 2025 increased $1,288.6 million, or 36%, compared to the year ended December 31, 2024. The increase is primarily due to a higher amortization of prior period deferred revenue and an increase in revenue recognized from current period bookings. The increase in the amortization of prior period deferred revenue was supplemented by the decrease of the estimated average lifetime of a paying user to 27 months in the second quarter of 2024. Refer to the heading “Change in Accounting Estimate” earlier in this section for more information on the change in paying user life estimate in fiscal year 2024.
The increase in bookings during the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by a higher average number of daily unique paying users during the current period, which increased from approximately 1.0 million in 2024 to approximately 1.8 million in 2025. The average number of daily unique paying users represents the number of user accounts that made a payment on the Platform, including redemption of prepaid cards for Robux, on an average daily basis during the respective period. The increase in revenue recognized from current period bookings was also driven by an increase in consumable virtual item-related revenue, which accounted for 15% of virtual-item related revenue during the year ended December 31, 2025, as compared to 9% in the year ended December 31, 2024.
Cost of revenue

	Year Ended December 31,		2024 to 2025
	2025	2024	% Change

	(dollars in thousands)
Cost of revenue	$1,072,299	$801,162	34%
Cost of revenue increased $271.1 million, or 34%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to a net increase of $248.4 million in expense related to payment processing fees, primarily driven by a higher amortization of prior period deferred cost of revenue and an increase in current period payment processing fees from the related growth in bookings. The increase in the amortization of prior period deferred cost of revenue was supplemented by the decrease of the estimated average lifetime of a paying user to 27 months in the second quarter of 2024. Refer to the heading “Change in Accounting Estimate” earlier in this section for more information on the change in paying user life estimate in fiscal year 2024.

The increase in cost of revenue recognized from current period payment processing fees was driven by an increase in bookings, coupled with the aforementioned increase in consumable virtual item-related revenue, as the payment processing fees are expensed over the same period as the respective revenue.
Developer exchange fees

	Year Ended December 31,		2024 to 2025
	2025	2024	% Change

	(dollars in thousands)
Developer exchange fees	$1,503,106	$922,821	63%
Developer exchange fees increased $580.3 million, or 63%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily driven by an increase in amounts earned by creators due to the growth in bookings over the same period. The growth in developer exchange fees exceeded the growth in bookings, primarily driven by the aforementioned (i) differential Robux pricing which launched in November 2024 and offers more Robux for users purchasing through payment processing channels with lower transaction processing fees, which in turn increases the supply of Robux available for creators to accumulate, (ii) launch of our Creator Rewards Program in July 2025, and (iii) 8.5% increase in the amount creators can receive in fiat currency for earned Robux accumulated by creators from September 5, 2025 onwards.

Infrastructure and trust & safety

	Year Ended December 31,		2024 to 2025
	2025	2024	% Change

	(dollars in thousands)
Infrastructure and trust & safety	$1,153,454	$915,418	26%
Infrastructure and trust & safety expenses increased $238.0 million, or 26%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase is primarily due to an increase of $186.3 million related to data center and technical infrastructure expenses (including depreciation and amortization) associated with providing the Platform to our users. The overall change in data center and technical infrastructure expenses reflects the one-time $17.9 million acceleration of depreciation expense in the third quarter of 2024 related to the Company’s re-assessment of the estimated useful life of certain software licenses.
The increase in infrastructure and trust & safety expenses was supplemented by an increase of $47.5 million in personnel costs, which includes an increase of $28.6 million in stock-based compensation expense, primarily due to growth in headcount.
Research and development

	Year Ended December 31,		2024 to 2025
	2025	2024	% Change

	(dollars in thousands)
Research and development	$1,567,747	$1,444,207	9%
Research and development expenses increased $123.5 million, or 9%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to an increase of $121.0 million in personnel costs, which includes an increase of $40.8 million in stock-based compensation expense, primarily due to growth in headcount supporting our engineering, design, and product teams.
General and administrative

	Year Ended December 31,		2024 to 2025
	2025	2024	% Change

	(dollars in thousands)
General and administrative	$580,114	$407,507	42%
General and administrative expenses increased $172.6 million, or 42%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to an increase of $68.5 million in personnel costs, which includes an increase of $33.9 million in stock-based compensation expense, primarily due to growth in headcount, an increase of $53.7 million in professional services-related expense primarily driven by legal fees associated with ongoing litigation, and an increase of $34.5 million in transactional taxes.
Sales and marketing

	Year Ended December 31,		2024 to 2025
	2025	2024	% Change

	(dollars in thousands)
Sales and marketing	$246,173	$174,181	41%
Sales and marketing expenses increased $72.0 million, or 41%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to an increase of $45.6 million in advertising and promotional expenses and an increase of $26.4 million in personnel costs, which includes an increase in stock-based compensation expense of $9.8 million, primarily due to growth in headcount to support our sales and marketing teams.

Interest income, interest expense, other income/(expense), net, and provision for/(benefit from) income taxes

	Year Ended December 31,		2024 to 2025
	2025	2024	% Change

	(dollars in thousands)
Interest income	$201,610	$179,531	12%
Interest expense	$(41,457)	$(41,184)	1%
Other income/(expense), net	$4,164	$(11,530)	(136)%
Provision for/(benefit from) income taxes	$3,593	$4,114	(13)%
Interest income increased by $22.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to higher average investments in debt securities, partially offset by lower average interest rates.
Other income/(expense), net changed by $15.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by changes in foreign currency exchange gains/(losses).
The changes in interest expense and provision for/(benefit from) income taxes were both relatively insignificant (in terms of amount) for the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Liquidity and Capital Resources
As of December 31, 2025 and 2024, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments of $5.5 billion and $4.0 billion, respectively, which were primarily held for working capital purposes, capital expenditures, and acquisitions. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
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

The following table presents the calculation of Covenant Adjusted EBITDA in accordance with the terms of the Indenture, for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Calculation of Covenant Adjusted EBITDA:
Consolidated net loss	$(1,071,618)	$(940,614)
Add (deduct):
Interest income	(201,610)	(179,531)
Interest expense	41,457	41,184
Other (income)/expense, net	(4,164)	11,530
Provision for/(benefit from) income taxes	3,593	4,114
Depreciation and amortization expense(1)	225,820	226,437
Stock-based compensation expense	1,129,004	1,015,794
Other charges	2,274	1,274
Change in deferred revenue	1,933,954	792,434
Change in deferred cost of revenue	(331,054)	(164,909)
Covenant Adjusted EBITDA	$1,727,656	$807,713
(1)For the twelve months ended December 31, 2024, includes a one time charge of $17.9 million related to the re-assessment of the estimated useful life of certain software licenses, resulting in the acceleration of their remaining depreciation within infrastructure and trust & safety expenses in the third quarter of 2024.
As of December 31, 2025, contractual obligations related to the 2030 Notes are remaining payments of $38.8 million each year from 2026 through 2029 and $1,019.4 million due in 2030. These amounts represent principal and interest cash payments over the term of the 2030 Notes based on the stated maturity date. Any future redemption of the 2030 Notes could impact the amount or timing of our cash payments. For more information regarding the 2030 Notes, refer to Note 8, “Debt” to the notes to consolidated financial statements.
For all periods presented, we have generated losses from our operations and positive cash flows from operating activities. A substantial source of our net cash and cash equivalents provided by operating activities is our deferred revenue, which is included in our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of bookings for which we have not yet satisfied our performance obligations. Our deferred revenue obligation is recognized as revenue over the estimated average lifetime of a paying user or as the virtual items are consumed.
We also expect to continue making investments in our business, including, but not limited to, capital expenditures related to our technology infrastructure.
We believe our existing cash and cash equivalents and short-term investments, together with expected cash to be provided by future operations, will be sufficient to meet our needs for the next 12 months. Our future capital requirements, however, will depend on many factors, including our growth rate, investment in our headcount, capital expenditures to build out new facilities and purchase hardware for infrastructure, timing and extent of spending to support our efforts to develop our Platform, amongst other factors. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, or debt. If we are unable to raise additional capital when desired and on favorable terms, our business, results of operations, and financial condition would be adversely affected. See Part 1, Item 1A. “Risk Factors” for more information.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net cash and cash equivalents provided by operating activities	$1,796,358	$822,316
Net cash and cash equivalents used in investing activities	$(1,392,641)	$(852,072)
Net cash and cash equivalents provided by financing activities	$88,526	$65,894

Operating activities
Our largest source of operating cash is cash collection from sales of Robux and monthly subscriptions. Our primary uses of net cash and cash equivalents for operating activities are for payment processing fees, personnel-related expenses, data center and infrastructure-related operations, developer exchange fees, and other operating expenses.
During the year ended December 31, 2025, net cash and cash equivalents provided by operating activities was $1,796.4 million, which consisted of consolidated net loss of $1,071.6 million, adjusted by non-cash charges of $1,414.0 million and net cash inflows from the change in net operating assets and liabilities of $1,454.0 million. The non-cash charges were primarily comprised of stock-based compensation expense of $1,129.0 million and depreciation and amortization expense of $225.8 million. The net cash and cash equivalents inflow from the change in our net operating assets and liabilities was primarily due to a $1,935.3 million increase in deferred revenue, primarily due to bookings generated in the current period, and a $156.4 million increase in our developer exchange liability, primarily driven by the increase in bookings generated in the current period, coupled with the timing of payments. The overall increase was offset by a $331.4 million increase in deferred cost of revenue, primarily due to payment processing fees associated with bookings incurred in the current period, a $290.7 million increase in our accounts receivable balance, net due to the timing of cash receipts on bookings generated in the current period and collection of prior period bookings, and a $111.8 million decrease related to lease payments associated with our operating lease liabilities.
Investing activities
During the year ended December 31, 2025, net cash and cash equivalents used in investing activities was $1,392.6 million, primarily consisting of $949.2 million of investment purchases – net of sales and maturities and $441.0 million of capital expenditures.
Financing activities
During the year ended December 31, 2025, net cash and cash equivalents provided by financing activities was $88.5 million, driven by the exercise of stock options and purchase of shares under our employee stock purchase plan.
Off-Balance Sheet Arrangements
As of December 31, 2025 and December 31, 2024, the Company has letters of credit primarily in connection with its office facilities in San Mateo, California and data center facilities in Ashburn, Virginia and Chicago, Illinois totaling $9.3 million and $8.3 million, respectively, which are not reflected in the Company’s consolidated balance sheets. We did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
As of December 31, 2025, contractual commitments include obligations under operating leases for office facilities and space for data center operations expiring in various years through 2035 for leases that have commenced and 2041 for leases that have not yet commenced. For leases that have commenced, as of December 31, 2025, we had fixed lease payment obligations of $990.4 million, with $171.4 million payable within 12 months. For more information regarding the operating lease commitments, refer to Note 3, “Leases” to the notes to consolidated financial statements.
Other purchase obligations primarily consist of non-cancellable obligations with our data center hosting providers, software vendors, and payment processors. As of December 31, 2025, we had other purchase obligations of $99.0 million, with $85.4 million payable within 12 months. For more information regarding our contractual obligations, refer to Note 9, “Commitments and Contingencies” to the notes to consolidated financial statements.
Critical Accounting Policies and Estimates
The preparation of these consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our estimates are based on various factors that we believe are reasonable. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

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
Refer to Note 1, “Overview and Summary of Significant Accounting Policies”, to our consolidated financial statements included in this Annual Report on Form 10-K for a full description of our revenue recognition policy.
Revenue Recognition
The Company operates the Roblox Platform as live services that allow users to play and connect with others for free. However, users can purchase virtual currency (“Robux”) to ultimately obtain virtual items to enhance their social experience. Proceeds from the sale of Robux are initially recorded in deferred revenue and recognized as revenue as a user purchases and uses virtual items. The Company classifies deferred revenue as short-term or long-term based on when the Company expects to recognize the revenue. The Company’s identified performance obligation is to provide users with the ability to acquire, use, and hold virtual items on the Roblox Platform over the estimated period of time the virtual items are available to the user or until the virtual items are consumed.
Users can purchase Robux via payment processors or through prepaid cards either as one-time purchases or through a monthly subscription. The Company offers prepaid cards through online and physical retailers, as well as on the Company website. The Company estimates expected breakage on prepaid card sales by taking into consideration historical patterns of redemption and escheatment laws as applicable.
Payments from users are non-refundable and relate to non-cancellable contracts for a fixed price that specify the Company’s obligations. Revenue is recorded net of taxes assessed by government authorities that are both imposed on and concurrent with specific revenue transactions between the Company and its users, and estimated chargebacks and refunds.
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

The estimated average paying user life was 28 months during the first quarter of 2024 and decreased to 27 months in the second quarter of 2024. The decrease in the estimated average lifetime of a paying user from 28 months to 27 months was partially attributed to COVID-19 impacted payer cohorts dropping out of the estimated average lifetime of a paying user calculation (as we consider historical monthly retention data), whose average lives generally trended higher than more recent payer cohorts, along with the other qualitative factors including macroeconomic factors, competition, and availability of the Platform. Refer to the heading “Change in Accounting Estimate” for discussion on the quantitative amount of the change in accounting estimates for the respective periods impacted.
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
Interest Rate Risk
As of December 31, 2025, our cash equivalents, short-term investments, and long-term investments primarily consist of debt securities, including corporate debt securities, commercial paper, money market funds, U.S. Treasury securities, and U.S. agency securities totaling $5.4 billion. Our debt securities are subject to market risk due to changes in prevailing interest rates that may cause their fair values to fluctuate in the future. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our debt securities of approximately $46.2 million as of December 31, 2025. Such losses would only be realized if we sold the investments prior to maturity.
We do not enter into investments for trading or speculative purposes. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements.
In October 2021, we issued $1.0 billion aggregate principal amount of the 2030 Notes. The 2030 Notes were issued at par and we incurred approximately $12.5 million in debt issuance costs. Interest on the 2030 Notes is payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2022, and the entire outstanding principal amount of the 2030 Notes is due at maturity on May 1, 2030. The 2030 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2030 Notes. Additionally, on our consolidated balance sheets, we carry the 2030 Notes at face value less unamortized discount and debt issuance cost, and we present the fair value for disclosure purposes only. The fair value of our 2030 Notes will fluctuate with movements in interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest, as well as from other factors.
Foreign Currency Exchange Risk
The majority of our revenue is generated in U.S. dollars, with revenue generated in Euros and British pound primarily comprising the remainder of our revenue. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S., United Kingdom, Canada, Europe, and China. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Due to fluctuations in exchange rates resulting from the current macroeconomic environment, we have, and may in the future, experience negative impacts to our revenue and operating expenses denominated in currencies other than the U.S. dollar.
Inflation Risk
Inflationary factors, such as increases in overhead costs, may adversely affect our results of operations. We do not believe that inflation has had a material effect on our business, financial condition or results of operations to date. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, or results of operations. Additionally, increased inflation rates may reduce consumer discretionary spending, which could affect the buying power of our users and creators and lead to a reduced demand for our Platform.

Item 8. Consolidated Financial Statements and Supplementary Data
ROBLOX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Roblox Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Roblox Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
February 11, 2026
We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Roblox Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Roblox Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 11, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 11, 2026

ROBLOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,205,319	$711,683
Short-term investments	1,849,823	1,697,862
Accounts receivable—net of allowances	900,646	614,838
Prepaid expenses and other current assets	109,294	75,415
Deferred cost of revenue, current portion	832,941	628,232
Total current assets	4,898,023	3,728,030
Long-term investments	2,492,593	1,610,215
Property and equipment—net	884,776	659,589
Operating lease right-of-use assets	651,055	665,885
Deferred cost of revenue, long-term	448,169	321,824
Intangible assets, net	18,234	34,153
Goodwill	142,624	141,688
Other assets	21,644	13,619
Total assets	$9,557,118	$7,175,003
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$64,948	$42,885
Accrued expenses and other current liabilities	396,451	275,754
Developer exchange liability	496,020	339,600
Deferred revenue—current portion	4,168,971	3,004,969
Total current liabilities	5,126,390	3,663,208
Deferred revenue—net of current portion	2,336,959	1,567,007
Operating lease liabilities	643,356	670,051
Long-term debt, net	993,098	1,006,371
Other long-term liabilities	82,335	59,712
Total liabilities	9,182,138	6,966,349
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value; 5,000,000 authorized as of December 31, 2025 and December 31, 2024, 708,359 and 666,419 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively; Class A common stock—4,935,000 shares authorized as of December 31, 2025 and December 31, 2024, 661,289 and 618,116 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively; Class B common stock—65,000 shares authorized as of December 31, 2025 and December 31, 2024, 47,070 and 48,303 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively
	64	62
Additional paid-in capital	5,438,559	4,220,916
Accumulated other comprehensive income/(loss)	16,555	(3,895)
Accumulated deficit	(5,060,694)	(3,995,637)
Total Roblox Corporation stockholders’ equity	394,484	221,446
Noncontrolling interest	(19,504)	(12,792)
Total stockholders’ equity	374,980	208,654
Total liabilities and stockholders’ equity	$9,557,118	$7,175,003
The accompanying notes are an integral part of these consolidated financial statements.

ROBLOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$4,890,551	$3,601,979	$2,799,274
Costs and expenses:
Cost of revenue (1)	1,072,299	801,162	649,115
Developer exchange fees	1,503,106	922,821	740,752
Infrastructure and trust & safety	1,153,454	915,418	878,361
Research and development	1,567,747	1,444,207	1,253,598
General and administrative	580,114	407,507	390,055
Sales and marketing	246,173	174,181	146,460
Total costs and expenses	6,122,893	4,665,296	4,058,341
Loss from operations	(1,232,342)	(1,063,317)	(1,259,067)
Interest income	201,610	179,531	141,818
Interest expense	(41,457)	(41,184)	(40,707)
Other income/(expense), net	4,164	(11,530)	(527)
Loss before income taxes	(1,068,025)	(936,500)	(1,158,483)
Provision for/(benefit from) income taxes	3,593	4,114	454
Consolidated net loss	(1,071,618)	(940,614)	(1,158,937)
Net loss attributable to noncontrolling interest	(6,561)	(5,230)	(6,991)
Net loss attributable to common stockholders	$(1,065,057)	$(935,384)	$(1,151,946)
Net loss per share attributable to common stockholders, basic and diluted	$(1.54)	$(1.44)	$(1.87)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	689,612	647,482	616,445
_______________
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
The accompanying notes are an integral part of these consolidated financial statements.

ROBLOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Consolidated net loss	$(1,071,618)	$(940,614)	$(1,158,937)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	5,720	(3,507)	1,089
Net change in unrealized gains/(losses) on available-for-sale marketable securities	14,579	(1,822)	94
Other comprehensive income/(loss), net of tax	20,299	(5,329)	1,183
Total comprehensive loss, including noncontrolling interest	(1,051,319)	(945,943)	(1,157,754)
Less: net loss attributable to noncontrolling interest	(6,561)	(5,230)	(6,991)
Less: cumulative translation adjustments attributable to noncontrolling interest	(151)	102	318
Other comprehensive loss attributable to noncontrolling interest, net of tax	(6,712)	(5,128)	(6,673)
Total comprehensive loss attributable to common stockholders	$(1,044,607)	$(940,815)	$(1,151,081)
The accompanying notes are an integral part of these consolidated financial statements.

ROBLOX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	604,674	$59	$2,213,603	$671	$(1,908,307)	$(991)	$305,035
Issuance of common stock upon exercise of stock options	10,670	2	23,747	—	—	—	23,749
Issuance of common stock under Employee Stock Purchase Plan	1,065	—	29,629	—	—	—	29,629
Vesting of restricted stock units	14,812	—	—	—	—	—	—
Stock-based compensation expense	—	—	867,967	—	—	—	867,967
Other comprehensive income/(loss)	—	—	—	865	—	318	1,183
Net loss	—	—	—	—	(1,151,946)	(6,991)	(1,158,937)
Balance at December 31, 2023	631,221	$61	$3,134,946	$1,536	$(3,060,253)	$(7,664)	$68,626
Issuance of common stock upon exercise of stock options	12,498	1	34,409	—	—	—	34,410
Issuance of common stock under Employee Stock Purchase Plan	1,530	—	35,767	—	—	—	35,767
Vesting of restricted stock units	21,170	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,015,794	—	—	—	1,015,794
Other comprehensive income/(loss)	—	—	—	(5,431)	—	102	(5,329)
Net loss	—	—	—	—	(935,384)	(5,230)	(940,614)
Balance at December 31, 2024	666,419	$62	$4,220,916	$(3,895)	$(3,995,637)	$(12,792)	$208,654
Issuance of common stock upon exercise of stock options	18,266	2	51,016	—	—	—	51,018
Issuance of common stock under Employee Stock Purchase Plan	1,448	—	37,623	—	—	—	37,623
Vesting of restricted stock units and performance stock units	22,226	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,129,004	—	—	—	1,129,004
Other comprehensive income/(loss)	—	—	—	20,450	—	(151)	20,299
Net loss	—	—	—	—	(1,065,057)	(6,561)	(1,071,618)
Balance at December 31, 2025	708,359	$64	$5,438,559	$16,555	$(5,060,694)	$(19,504)	$374,980
The accompanying notes are an integral part of these consolidated financial statements.

ROBLOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Consolidated net loss	$(1,071,618)	$(940,614)	$(1,158,937)
Adjustments to reconcile consolidated net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	225,820	226,437	208,142
Stock-based compensation expense	1,129,004	1,015,794	867,967
Operating lease non-cash expense	120,277	118,119	97,063
(Accretion)/amortization on marketable securities, net	(66,546)	(82,835)	(73,162)
Amortization of debt issuance costs	1,427	1,371	1,316
Impairment expense, (gain)/loss on investments and other asset sales, and other, net	4,031	3,072	8,969
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(290,693)	(110,479)	(126,172)
Prepaid expenses and other current assets	(33,778)	(3,140)	(12,770)
Deferred cost of revenue	(331,395)	(165,697)	(139,879)
Other assets	(6,390)	(3,376)	(5,961)
Accounts payable	25,352	(7,527)	(3,475)
Accrued expenses and other current liabilities	83,931	(2,705)	8,680
Developer exchange liability	156,420	24,734	83,162
Deferred revenue	1,935,318	795,422	742,294
Operating lease liabilities	(111,818)	(77,428)	(50,454)
Other long-term liabilities	27,016	31,168	11,397
Net cash and cash equivalents provided by operating activities	1,796,358	822,316	458,180
Cash flows from investing activities:
Acquisition of property and equipment	(440,978)	(179,646)	(320,667)
Payments related to business combination, net of cash acquired	—	(2,840)	(3,859)
Purchases of intangible assets	(2,500)	(1,370)	(13,500)
Purchases of investments	(5,437,159)	(4,642,540)	(4,591,974)
Maturities of investments	3,676,551	3,351,970	1,642,719
Sales of investments	811,445	622,354	462,182
Net cash and cash equivalents used in investing activities	(1,392,641)	(852,072)	(2,825,099)
Cash flows from financing activities:
Proceeds from issuance of common stock	88,526	70,344	53,226
Financing payments related to acquisitions	—	(4,450)	(750)
Proceeds from debt issuances	—	—	14,700
Net cash and cash equivalents provided by financing activities	88,526	65,894	67,176
Effect of exchange rate changes on cash and cash equivalents	1,393	(2,921)	735
Net increase/(decrease) in cash and cash equivalents	493,636	33,217	(2,299,008)
Cash and cash equivalents
Beginning of period	711,683	678,466	2,977,474
End of period	$1,205,319	$711,683	$678,466
Supplemental disclosure of cash flow information:
Cash paid for interest	$38,750	$38,750	$38,750
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities	$16,460	$26,748	$31,340
Intangible asset purchases in accounts payable	—	—	$1,200
The accompanying notes are an integral part of these consolidated financial statements.

ROBLOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Overview and Summary of Significant Accounting Policies
Organization and Description of Business—Roblox Corporation (the “Company” or “Roblox”) was incorporated under the laws of the state of Delaware in March 2004. On May 30, 2025, following approval of the Company’s stockholders at its 2025 annual meeting of stockholders, the Company completed its reincorporation from Delaware to Nevada.
The Company operates a immersive gaming and creation platform (the “Roblox Platform” or “Platform”) that offers people millions of ways to be together, inviting its community to explore, create, and share endless unique experiences. Users are free to immerse themselves in experiences on the Roblox Platform and can acquire experience-specific enhancements or avatar items by using purchased Robux, the Company’s virtual currency. Any user can be a creator on the Platform using Roblox Studio, a free software toolset. Creators build the experiences that are published on Roblox Client and can earn Robux by monetizing their developed experience, IP licensing, creating and selling or reselling avatar items, or creating and selling Roblox Studio plugins.
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
Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, the estimated period of time the virtual items are available to the user, which is estimated as the average lifetime of a paying user, and the estimated amount of consumable and durable virtual items purchased for which the Company lacks specific information that is used for revenue recognition, the estimated amount of expected breakage related to prepaid card sales, useful lives of property and equipment and intangible assets, fair value of assets and liabilities acquired through acquisitions, accrued liabilities (including accrued developer exchange fees), contingent liabilities, valuation of deferred tax assets and liabilities, stock-based compensation expense, the discount rate used in measuring operating lease liabilities, the carrying value of operating lease right-of-use assets, evaluation of recoverability of goodwill, intangible assets, and long-lived assets, and as necessary, estimates of fair value to measure impairment losses. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. Actual results could differ from those estimates and any such differences may be material to the consolidated financial statements. To the extent that there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.
Revenue Recognition
Roblox Platform
The Company operates the Roblox Platform as live services that allow users to play and connect with others for free. However, users can purchase virtual currency (“Robux”) to ultimately obtain virtual items to enhance their social experience. Proceeds from the sale of Robux are initially recorded in deferred revenue and recognized as revenue as a user purchases and uses virtual items. The Company classifies deferred revenue as short-term or long-term based on when the Company expects to recognize the revenue. The Company’s identified performance obligation is to provide users with the ability to acquire, use, and hold virtual items on the Roblox Platform over the estimated period of time the virtual items are available to the user or until the virtual items are consumed.

Users can purchase Robux via payment processors or through prepaid cards either as one-time purchases or through a monthly subscription. The Company offers prepaid cards through online and physical retailers, as well as on the Company website. The Company estimates expected breakage on prepaid card sales by taking into consideration historical patterns of redemption and escheatment laws as applicable.
Payments from users are non-refundable and relate to non-cancellable contracts for a fixed price that specify the Company’s obligations. Revenue is recorded net of taxes assessed by government authorities that are both imposed on and concurrent with specific revenue transactions between the Company and its users, and estimated chargebacks and refunds.
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
At the onset of each quarter, the average lifetime of a paying user estimate is calculated based on historical monthly retention data for each user cohort to project future participation on the Roblox Platform. Determining the estimated average lifetime of a paying user requires management’s judgment as the Company analyzes the most recent trends in player cohort activity and other qualitative factors, including changes to paying user behavior influenced by broader product changes and/or content virality, the availability of the Roblox Platform across markets and user demographics, impacts due to macroeconomic factors such as COVID-19, existing and new competition from a variety of entertainment resources for the Company’s users, and other factors. The Company also considers results from prior analyses in determining the estimated average lifetime of a paying user. The Company believes this estimate is the best representation of the average life of the durable virtual items.
In the second quarter of 2024, the Company updated its estimated paying user life from 28 months to 27 months, where it remained through December 31, 2025. Based on the carrying amount of deferred revenue and deferred cost of revenue as of March 31, 2024, the change resulted in an increase in revenue and cost of revenue of $98.0 million and $20.4 million, respectively, during fiscal year 2024. The estimated paying user life was 28 months during fiscal year 2023.
Principal Agent Considerations
The Company evaluates the sales of Robux to determine whether its revenues should be reported gross or net of fees either retained by the payment processor or paid to the creators. The Company is the principal in the transaction with the end user as a result of controlling, hosting, and integrating the delivery of the virtual items to the end user. The Company records revenue gross as a principal and presents the expense associated with fees paid to payment processors as a component of cost of revenue and the expense associated with fees paid to creators as a component of developer exchange fees.
Other Revenue
Other revenue primarily consists of revenue from advertising, licenses, and royalties. The Company recognizes revenue based on the performance obligations of the underlying agreements, in an amount that reflects the consideration that the Company expects to be entitled to.

Cost of Revenue and Deferred Cost of Revenue—Cost of revenue primarily consists of payment processing fees charged by third-party payment processors in connection with sales of Robux. Cost of revenue also includes sales tax expense for jurisdictions where the Company does not collect sales tax from the purchaser at the time of the sale and costs associated with the printing of prepaid cards.
Deferred cost of revenue consists of payment processing fees charged by third-party payment processors as the Company defers contract costs that are direct and incremental to obtaining user contracts (i.e., sales of Robux). Payment processing fees are amortized over the estimated period of time virtual items are available to the user on the Roblox Platform (based on the nature of the virtual item as either consumable or durable) in proportion to the revenue recognized. The Company classifies deferred cost of revenue as short-term or long-term based on when the Company expects to recognize the expense.
Concentration of Credit Risk and Significant Payment Processors—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, long-term investments, and accounts receivables. Cash is deposited with high quality financial institutions and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash deposits are financially creditworthy and, accordingly, minimal credit risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and therefore, bear minimal interest rate risk. As it relates to cash equivalents, short-term investments, and long-term investments, the Company’s investment policy limits the amount of credit exposure in its portfolio by imposing credit rating minimums and limiting purchases by security type.
The Company uses various payment processors to collect and remit payments from users. As of December 31, 2025 and 2024, three payment processors accounted for 67% and 69% of our accounts receivable, net, respectively.
For the years ended December 31, 2025, 2024, and 2023, one payment processor processed 29%, 30%, and 30% of our overall revenue transactions, respectively, and a second payment processor processed 15%, 16%, and 17% of our overall revenue transactions, respectively.
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
Cash, Cash Equivalents, and Restricted Cash—Cash and cash equivalents primarily consist of cash in hand and money market instruments and/or other debt instruments with maturities of 90 days or less from the date of purchase.
The Company had no restricted cash balances as of December 31, 2025 and 2024.
Short-Term and Long-Term Investments—Realized gains and losses for all investments are determined using the specific-identification method and are reflected as a component of other income/(expense), net in the consolidated statements of operations.

Debt Securities
Short-term and long-term investments generally include corporate debt securities, commercial paper, U.S. Treasury securities, and U.S. agency securities. Based on the Company’s intentions, all debt investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses recorded as a separate component of other comprehensive income, net of tax (except in the instances outlined below, if any). The Company determines the appropriate classification of its investments as short-term or long-term at each reporting period based on their respective maturity dates and the Company’s reasonable expectation with regard to those investments (e.g. expectations of future sales or redemptions).
For debt securities in an unrealized loss position, the Company first considers whether it intends to or it is more likely than not that it will be required to sell the individual security prior to recovery of its amortized cost basis and if so, it adjusts the carrying value of security down to its fair value, with the amount of the write-down recorded as a realized loss within other income/(expense), net.
Otherwise, the Company determines whether a decline in fair value is attributable to a partial or full credit loss by reviewing factors such as the extent to which the fair value is less than the amortized cost basis, changes in interest rates since the purchase of the security, the financial condition of the issuer, including changes in credit ratings, the remaining payment terms of the security, and any adverse conditions specifically related to the security, the issuer’s industry or its geographic area. If a credit loss exists, the Company adjusts the carrying value by recording expense within other income/(expense), net equal to the amount of the credit loss, with such amount limited to the amount of the unrealized loss. Subsequent recoveries of fair value originally attributed to a credit loss are subsequently recognized as income within other income/(expense), net. Finally, any unrealized loss not deemed to be attributable to a credit loss is recognized as a component of other comprehensive income/(loss), net of tax. The Company has not experienced any material credit losses to date.
For purposes of identifying and measuring credit losses, the Company excludes any related accrued interest from both the fair value and amortized cost basis of the investment. Accrued interest receivable, net of the allowance for credit losses (if any), is recorded as a component of prepaid expenses and other current assets in the Company’s consolidated financial statements.
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
Deferred Compensation Plan—The Company established the Roblox Corporation Nonqualified Deferred Compensation Plan (as amended, the “NQDC Plan”) for its non-employee directors and a select group of management employees. Eligible participants may voluntarily elect to participate in the NQDC Plan. Unless otherwise determined by the committee that administers the NQDC Plan, eligible employee participants may elect annually to defer up to 90% of their base salary, up to 100% of their cash bonus compensation (if any), and up to 65% of any RSUs or PSUs granted under the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) (if any), and eligible non-employee director participants may elect annually to defer up to 100% of their cash director fees and any RSUs granted under the 2020 Plan. Obligations of the Company under the NQDC Plan represent at all times unsecured general obligations of the Company to pay deferred compensation in the future in accordance with the terms of the NQDC Plan.
Cash amounts deferred under the plan may only later be settled in cash and are credited or charged with the performance of investment options offered under the NQDC Plan as elected by the participants. The amount credited or charged to each participant’s cash deferrals are based on the performance of a hypothetical portfolio of investments which are tracked by an administrator, with such credits or charges included as a component of operating expenses in the Company’s consolidated statements of operations. The cash obligations due to participants are presented as liabilities on the Company’s consolidated balance sheets.

The Company generally funds the cash obligations associated with the NQDC Plan by purchasing investments that match the hypothetical investment choices made by the plan participants. The investments (and any uninvested cash) are held in a rabbi trust in order to receive certain tax benefits. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. The investments held in the rabbi trust are presented as short-term investments and any uninvested cash is presented as cash and cash equivalents on the Company’s consolidated balance sheets.
As it relates to any deferred RSUs and PSUs, the Company ensures enough shares of its Class A common stock are reserved to settle all obligations under the NQDC Plan. These obligations are settled on the date(s) elected by the participant. The accounting for the RSUs and PSUs deferred under the NQDC Plan is consistent with the accounting for non-deferred RSUs and PSUs.
Accounts Receivable and Related Allowances—Accounts receivable represent amounts due based on contractual obligations with our customers, less payment processing fees owed to third-party payment processors and any taxes withheld by such payment processors, if applicable. Payments made by the Company’s users are collected by third-party payment processors and remitted to the Company generally within 30 days of invoicing. The Company maintains allowances for potential credit losses when deemed necessary. The Company has not experienced any material credit losses to date. In cases where the Company is aware of circumstances that may impair a specific payment processor’s ability to meet its financial obligations, it records a specific allowance as a reduction to the accounts receivable balance to reduce it to its net realizable value. In addition, the Company holds a reserve for chargebacks and refunds based on historical data and current trends and projections. Specific allowances, chargeback, and refund reserves have not been material for any of the periods presented.
Property and Equipment—Net—Property and equipment are recorded at historical cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Repair and maintenance costs are expensed as incurred. The estimated useful life for each asset category is as follows:

Property and Equipment	Estimated Useful Life
Servers and related equipment	5 years
Computer hardware and software	2 - 5 years
Furniture and fixtures	2 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life
Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized but rather tested for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. When conducting the annual goodwill impairment assessment, the Company performs a quantitative evaluation by comparing the estimated fair value of its single reporting unit, determined using the Company’s market capitalization as of the testing date, to its carrying value. Goodwill impairment is recognized when the quantitative assessment results in the carrying value exceeding the fair value, in which case an impairment charge is recorded to the extent the carrying value exceeds the fair value. There were no impairment charges to goodwill during any of the periods presented.
Intangible assets with finite lives are carried at cost, less accumulated amortization. Intangible assets with finite lives are generally amortized on a straight-line basis over the estimated useful life of the respective asset, generally up to 5 years, or in the case of acquired patents, up to 10 years.

Business Combinations and Asset Acquisitions—To determine whether a transaction is accounted for as an asset acquisition or business combination, the Company applies a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test does not result in substantially all of the fair value concentrated in a single identifiable asset or group of similar identifiable assets, the Company performs a second test to evaluate whether the assets and activities transferred include inputs and substantive processes that together, significantly contribute to the ability to create outputs, which would constitute a business. If the result of the second test indicates that the acquired assets and activities constitute a business, the Company accounts for the transaction as a business combination.
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
The Company accounts for a transaction as an asset acquisition when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, or otherwise does not meet the definition of a business. Asset acquisition-related costs, if material, are capitalized as part of the asset or assets acquired.
Software Development Costs—The Company incurs costs related to developing the Roblox Platform and related support systems. If material, the Company capitalizes development costs, such as salaries and wages, stock-based compensation expense, and other direct compensation-related costs, once the preliminary project stage is completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Development costs meeting the Company’s capitalization criteria were not material during any of the periods presented.
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
Developer Exchange Fees—The Company has established an incentive program for creators to build and operate virtual experiences within the Roblox environment. Creators can primarily accumulate earned Robux through the sale of access to their experiences and enhancements in their experiences, the incorporation of immersive ads, the sale of items to users through the Marketplace, and the sale of content and tools between creators through the Creator Store. Creators can also accumulate earned Robux through the Creator Rewards Program, which launched on July 24, 2025 and replaced the legacy Engagement-Based Payouts Program, and allows creators who publish experiences to accumulate earned Robux based on the achievement of various metrics that the Company believes drive user engagement and monetization supporting the long-term health of the Platform. Prior to the launch of the Creator Rewards Program, the Engagement-Based Payouts Program allowed creators to accumulate earned Robux based on the share of time that Roblox Premium subscribers engage in their experience. Under certain conditions, and in compliance with applicable law, these creators are eligible to receive a fiat currency payout based on the amount of earned Robux they have accumulated through the Developer Exchange Program. In order to be qualified for the Developer Exchange Program, creators must meet certain conditions, such as having accumulated the minimum amount of earned Robux required to qualify for the program and having a verified creator account in good standing. On January 31, 2022, the Company reduced the minimum amount of accumulated earned Robux required to qualify for the program from 100,000 Robux to 50,000 Robux and subsequently on January 31, 2023, the Company further reduced the minimum requirement from 50,000 Robux to 30,000 Robux.
The Company recognizes the expense associated with the Developer Exchange Program as earned Robux are accumulated by creators that are qualified and registered in the Developer Exchange Program.

Infrastructure and Trust & Safety Expense—Infrastructure and trust & safety expense consists primarily of costs related to the operation of the Company’s data centers and technical infrastructure in order to deliver the Platform to its users and are expensed as incurred. Infrastructure and trust & safety expenses also include personnel costs, moderation and customer support related costs, and allocated overhead expenses.
Research and Development Cost—Research and development costs consist primarily of personnel costs and allocated overhead expenses for the Company’s engineering, design, product management, data science, and other employees engaged in maintaining and enhancing the functionality of the Platform and are expensed as incurred.
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
The fair value of each stock option and stock purchase right granted is estimated using the Black-Scholes option-pricing model and is recognized as compensation expense on a straight-line basis over the requisite service period of the awards. The Black-Scholes option pricing model requires certain subjective inputs and assumptions and involve inherent uncertainties and the application of management’s judgment. These assumptions and estimates are as follows:
•Fair value of Class A common stock—Prior to the Direct Listing, the fair value of the shares of Class A common stock underlying the stock options and RSUs was historically determined by the Company’s Board of Directors along with management as there was no public market for the underlying common stock. The Company’s Board of Directors along with management determined the fair value of the Company’s common stock by considering a number of objective and subjective factors including: contemporaneous third-party valuations of its common stock, the valuation of comparable companies, sales of the Company’s common and convertible preferred stock to outside investors in arms-length transactions, the Company’s operating and financial performance, the lack of marketability, and the general and industry specific economic outlook, amongst other factors. After the completion of the Direct listing, the fair value of the Company’s Class A common stock is determined based on the NYSE closing price on the date of grant.
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
•Expected stock price volatility—Prior to the Direct Listing, the Company used the historical volatility of the Class A common stock price of publicly-traded peer companies. After the completion of the Direct Listing, the Company continued to use the historical volatility of the stock price of publicly traded peer companies until the first quarter of 2024, at which point Company believed it had sufficient public trading history.
•Expected dividend yield—The Company utilizes a dividend yield of zero, as it has no history or plan of declaring dividends on its common stock.
RSUs granted by the Company prior to March 2021 vest upon the satisfaction of both a service-based vesting condition, which is typically four years, and a liquidity event-related performance vesting condition. The liquidity event-related performance vesting condition was satisfied on March 2, 2021 (the “Effective Date”) and the Company recorded a cumulative stock-based compensation expense as of the Direct Listing date for those RSUs for which the service-based vesting condition has been satisfied. Stock-based compensation related to the remaining service-based period after the liquidity event-related performance vesting condition was satisfied is recorded over the remaining requisite service period using the accelerated attribution method. For RSUs granted subsequent to the Direct Listing, during each reporting period, the Company recognizes stock-based compensation expense based on grant date fair value on a straight-line basis over the requisite service period for the entire award, or, if greater, based on the number of awards vested during the reporting period. The grant date fair value of the Company’s Class A common stock associated with the Company’s RSUs granted subsequent to the Direct Listing is determined based on the NYSE closing price on the date of grant.
Advertising Expense—Costs for advertising are expensed as incurred and are included in sales and marketing expense in the Company’s consolidated statement of operations. Advertising costs totaled $79.2 million, $45.4 million, and $38.3 million during the years ended December 31, 2025, 2024, and 2023, respectively.

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
Leases—The Company accounts for lessee and lessor arrangements as follows:
Lessee Arrangements
The Company leases facilities under non-cancellable operating lease agreements primarily for real estate and co-located data centers. These leases have varying terms up to 12 years and generally contain leasehold improvement incentives, rent holidays, and escalation clauses. In addition, some of these leases have renewal options for up to five years after expiration of the initial term. The Company determines if an arrangement contains a lease at inception. The Company determines if a contract contains a lease based on whether it has the right to obtain substantially all of the economic benefits from the use of an identified asset and whether it has the right to direct the use of an identified asset in exchange for consideration.
Operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease at the commencement date and are recognized based on the present value of lease payments over the lease term at the lease commencement date. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term. Operating lease ROU assets are recognized at an amount equal to the lease liability, adjusted for lease incentives received, initial direct costs, and prepayments made, if any.
In determining the present value of lease payments, the Company discounts future lease payments using its incremental borrowing rate (“IBR”) since the implicit rate is unknown. The IBR represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The Company utilizes a market-based approach to estimate the IBR, which requires significant judgment. The Company primarily considers the current economic environment, lease term, and currency in which the lease is denominated, as well as (i) yields on corporate bonds with a credit rating similar to the Company; (ii) yields on the Company’s outstanding unsecured debt; and (iii) indicative pricing on both secured and unsecured debt received from potential lenders (if any).
Certain lease agreements include options to renew or early terminate the lease, and the Company includes such extension periods when it is reasonably certain that they will be exercised and include such periods beyond the early termination date when it is reasonably certain the early terminations will not be exercised.
Lease expense is recognized on a straight-line basis over the lease term.
Variable lease payments are expensed when the underlying uncertainty is resolved, which is generally when the obligation for those costs are incurred and are excluded from the measurement of the lease liabilities and ROU assets. Variable lease payments primarily include common-area maintenance, utilities, taxes or other operating costs, which are generally based on a percentage of actual expenses incurred or a fluctuating rate which is unknown at the inception of the contract.

Leases with an initial term of 12 months or less (“short-term leases”) are not recognized on the consolidated balance sheets. The Company recognizes lease expense for short-term leases on a straight-line basis over the lease term. The Company does not account for lease components (e.g., fixed payments including rent) separately from the non-lease components (e.g., common-area maintenance costs).
Lessor Arrangements
The Company has subleased office space in its former San Mateo, California corporate headquarters with lease terms expiring up through 2028. The Company does not separate lease components from non-lease components and therefore allocates the entire consideration in its contracts to the lease components. All of the lease and non-lease components qualify for accounting under ASC Topic 842 Leases. The Company presents sublease income as a reduction to lease expense.
Foreign Currency Transactions—Beginning January 1, 2024, the functional currency of certain non-U.S. dollar functional currency international subsidiaries was re-assessed from the U.S. dollar to the local currency that the international subsidiary operates in. Prior to January 1, 2024, the functional currency of the Company’s international subsidiaries was primarily the U.S. dollar. The effects of the changes in functional currency were not significant to the consolidated financial statements.
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
The Company reflects foreign exchange transaction gains and (losses) resulting from the conversion of the transaction currency to the functional currency, which includes gains and losses from the remeasurement of assets and liabilities, as a component of other income/(expense), net. Net foreign exchange gains/(losses) totaled $2.1 million, $(14.1) million, and $(2.0) million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
The chief operating decision maker (“CODM”) of the Company is its chief executive officer (“CEO”) who assesses performance of the Company’s single operating segment and decides how to allocate resources based on consolidated net loss that is reported on the consolidated statement of operations, as well as through other performance measures. The CODM considers consolidated net loss in deciding how to reinvest profits into the Company, including to its creator community, people, and technology and infrastructure, including its trust and safety systems, and other areas such as for acquisitions.
The measure of segment assets is reported on the consolidated balance sheets as total assets.
Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose specific tax rate reconciliation categories, as well as income taxes paid disaggregated by jurisdiction, amongst other disclosure enhancements. The Company adopted the ASU retrospectively in the current period. Refer to the newly required and retrospectively revised disclosures in Note 15, “Income Taxes” below.

Accounting Pronouncements Not Yet Adopted
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introduces a more judgment-based approach. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2027 and interim periods within those fiscal years. The ASU can be early adopted and should be applied using either the prospective, modified, or retrospective transition approach. The Company is currently evaluating the impact related to this ASU.
2. Revenue from Contracts with Customers
The following table summarizes revenue by region based on the billing country of users (in thousands, except percentages):

	Year Ended December 31,
	2025		2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada (1)	$2,969,150	61%	$2,281,319	63%	$1,803,812	64%
Europe	944,226	19	659,593	18	505,633	18
Asia-Pacific, including Australia and New Zealand	541,532	11	379,027	11	286,930	10
Rest of world	435,643	9	282,040	8	202,899	7
Total	$4,890,551	100%	$3,601,979	100%	$2,799,274	100%
(1)The Company’s revenues in the United States were 57%, 59%, and 60% of consolidated revenue for each of the years ended December 31, 2025, 2024, and 2023, respectively.
No individual country, other than the United States, exceeded 10% of the Company’s consolidated revenue for any period presented.
As a percentage of total virtual item-related revenue, durable revenue and consumable revenues were as follows:

	Year Ended December 31,
	2025	2024	2023
Durable virtual item revenue	85%	91%	91%
Consumable virtual item revenue	15%	9%	9%
Deferred Revenue
The Company receives payments from its users based on the payment terms established in its contracts. Such payments are initially recorded to deferred revenue and are recognized into revenue as the Company satisfies its performance obligations. The aggregate amount of revenue allocated to unsatisfied performance obligations is included in the Company’s deferred revenue balances.
The increase in deferred revenue for the year ended December 31, 2025 was driven by sales during the period exceeding revenue recognized from the satisfaction of the Company’s performance obligations, which includes the revenue recognized during the period that was included in the current portion of deferred revenue at the beginning of the period. During the year ended December 31, 2025, the Company recognized all of the revenue that was included in the $3,005.0 million current deferred revenue balance as of December 31, 2024.

3. Leases
Lessee Arrangements
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
The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease expense	$178,697	$174,174	$139,482
Variable and short-term lease expense	67,637	53,627	31,655
Net operating lease expense	$246,334	$227,801	$171,137
For leases which have commenced, the following table presents the expected timing of future lease payments as of December 31, 2025 (in thousands):

Year ending December 31,
2026	$171,440
2027	159,647
2028	137,753
2029	123,009
2030	99,002
Thereafter	299,590
Total lease payments	$990,441
Less: imputed interest (1)	(195,535)
Present value of lease liabilities	$794,906
(1)Calculated using each lease’s incremental borrowing rate.
In addition, the Company has executed operating leases for real estate and co-located data centers which have not commenced as of December 31, 2025, with lease payments totaling $1,618.6 million over lease terms ranging between five to fifteen years.
The following table presents the weighted average remaining lease terms and discount rates as of December 31, 2025, and December 31, 2024:

	As of December 31,
	2025	2024
Weighted average remaining lease term (years)	6.7	7.5
Weighted average discount rate	6.2%	6.3%
Supplemental cash and noncash information related to operating leases is as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities, net of leasehold incentives received	$172,734	$158,381	$105,337
Lease liabilities arising from obtaining new right-of-use assets (noncash)	$105,786	$120,822	$256,500

Sublease Arrangements as Lessor
Sublease income was as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Sublease income	$10,317	$8,405	$3,337
The following table presents future sublease payments due to the Company as of December 31, 2025 (in thousands):

Year ending December 31,
2026	$12,520
2027	7,094
2028	525
Thereafter	—
Total sublease income	$20,139
4. Cash Equivalents and Investments
Financial Assets
The following is a summary of the Company’s cash equivalents and short-term and long-term investments (in thousands):

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$1,010,307	$—	$—	$1,010,307	$1,010,307	$—	$—
U.S. Treasury securities	2,550,720	7,543	(41)	2,558,222	3,290	1,427,150	1,127,782
Subtotal	3,561,027	7,543	(41)	3,568,529	1,013,597	1,427,150	1,127,782
Level 2
U.S. agency securities	542,151	145	(183)	542,113	—	—	542,113
Commercial paper	325,261	9	—	325,270	—	325,270	—
Corporate debt securities	910,836	5,508	(130)	916,214	—	93,516	822,698
Subtotal	1,778,248	5,662	(313)	1,783,597	—	418,786	1,364,811
Total Debt Securities	$5,339,275	$13,205	$(354)	$5,352,126	$1,013,597	$1,845,936	$2,492,593
Equity Securities
Level 1
Mutual funds (1)				$3,887	$—	$3,887	$—
Total Equity Securities				$3,887	$—	$3,887	$—
Total Cash Equivalents and Investments	$5,339,275	$13,205	$(354)	$5,356,013	$1,013,597	$1,849,823	$2,492,593

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$615,890	$—	$—	$615,890	$615,890	$—	$—
U.S. Treasury securities	2,159,558	1,886	(4,446)	2,156,998	—	1,402,694	754,304
Subtotal	2,775,448	1,886	(4,446)	2,772,888	615,890	1,402,694	754,304
Level 2
U.S. agency securities	293,423	82	(211)	293,294	—	1	293,293
Commercial paper	280,243	—	(1)	280,242	19,818	260,424	—
Corporate debt securities	594,221	2,202	(1,240)	595,183	—	32,565	562,618
Subtotal	1,167,887	2,284	(1,452)	1,168,719	19,818	292,990	855,911
Total Debt Securities	$3,943,335	$4,170	$(5,898)	$3,941,607	$635,708	$1,695,684	$1,610,215
Equity Securities
Level 1
Mutual funds (1)				$2,178	$—	$2,178	$—
Total Equity Securities				$2,178	$—	$2,178	$—
Total Cash Equivalents and Investments	$3,943,335	$4,170	$(5,898)	$3,943,785	$635,708	$1,697,862	$1,610,215
(1)The equity securities relate to the Company’s nonqualified deferred compensation plan and are held in a rabbi trust. Refer to Note 1, “Overview and Summary of Significant Accounting Policies”, section titled “Deferred Compensation Plan” to the notes to the consolidated financial statements for more information.
As of December 31, 2025, all of the Company’s short-term debt investments have contractual maturities of one year or less and all of the Company’s long-term debt investments have contractual maturities between one and five years.
Changes in market interest rates, credit risk of borrowers, and overall market liquidity, amongst other factors, may cause the Company’s short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of December 31, 2025, the unrealized losses were primarily driven by increases in market interest rates following the date of purchase and the Company does not intend to sell, nor is it more likely than not it will be required to sell, such securities before recovering the amortized cost basis.
The following table presents fair values and gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$120,509	$(41)	$—	$—	$120,509	$(41)
U.S. agency securities	218,506	(183)	—	—	218,506	(183)
Corporate debt securities	115,243	(130)	—	—	115,243	(130)
Total	$454,258	$(354)	$—	$—	$454,258	$(354)

	As of December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$638,363	$(4,434)	$25,891	$(12)	$664,254	$(4,446)
U.S. agency securities	102,229	(211)	—	—	102,229	(211)
Commercial paper	10,937	(1)	—	—	10,937	(1)
Corporate debt securities	256,629	(1,233)	3,041	(7)	259,670	(1,240)
Total	$1,008,158	$(5,879)	$28,932	$(19)	$1,037,090	$(5,898)
5. Acquisitions

Speechly, Inc.
On September 18, 2023 (the “Speechly Acquisition Date”), the Company acquired all outstanding equity interests of Speechly, Inc. and its wholly owned Finnish subsidiary Speechly Oy (together, “Speechly”). Speechly was a privately held company that operated a speech recognition software focused on voice moderation. The acquisition has been accounted for as a business combination. The consideration totaled $10.1 million, which included (i) $4.8 million of cash paid on the Speechly Acquisition Date and (ii) $5.3 million of cash held back until certain post-acquisition conditions were satisfied.
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
6. Goodwill and Intangible Assets
Goodwill
The following table represents the changes to goodwill from December 31, 2023 to December 31, 2025 (in thousands):

Carrying Amount
Balance as of December 31, 2023	$142,129
Foreign currency translation adjustments	(441)
Balance as of December 31, 2024	$141,688
Foreign currency translation adjustments	936
Balance as of December 31, 2025	$142,624
Intangible Assets
The following tables present details of the Company’s finite-lived intangible assets as of December 31, 2025 and December 31, 2024 (in thousands):

	As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$76,791	$(70,738)	$6,053
Patents	14,200	(3,650)	10,550
Assembled workforce	11,000	(10,111)	889
Trade name	500	(500)	—
Total intangible assets	$102,491	$(84,999)	$17,492

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$75,291	$(54,348)	$20,943
Patents	14,200	(2,150)	12,050
Assembled workforce	10,000	(9,750)	250
Trade name	500	(333)	167
Total intangible assets	$99,991	$(66,581)	$33,410
The above tables do not include $0.7 million of indefinite lived intangible assets as of December 31, 2025 and December 31, 2024, respectively.
As of December 31, 2025, the weighted-average remaining useful lives of the Company’s finite-lived intangible assets, weighted based on net carrying amounts, were 2.7 years for developed technology, 7.2 years for patents, 2.7 years for assembled workforce, and 5.4 years in total.
Amortization expense related to the Company’s finite-lived intangible assets was $18.4 million, $18.9 million, and $19.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Expected future amortization expenses related to the Company’s finite lived intangible assets as of December 31, 2025 are as follows (in thousands):

Year ending December 31:
2026	$4,680
2027	3,730
2028	2,432
2029	1,800
2030	1,600
Thereafter	3,250
Total remaining amortization expense	$17,492
7. Other Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2025	2024
Prepaid expenses	$63,015	$47,919
Accrued interest receivable	35,218	19,690
Other current assets	11,061	7,806
Total prepaid expenses and other current assets	$109,294	$75,415

Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	As of December 31,
	2025	2024
Servers and related equipment and software	$1,065,828	$898,598
Computer hardware and software licenses	58,716	55,002
Furniture and fixtures	2,369	2,121
Leasehold improvements	262,733	245,150
Construction in progress	10,657	46,158
Prepayments for purchase of equipment and construction in progress	168,914	—
Total property and equipment	1,569,217	1,247,029
Less accumulated depreciation and amortization	(684,441)	(587,440)
Property and equipment—net	$884,776	$659,589
Construction in progress primarily relates to leasehold improvements for the Company’s leased office buildings, and networking and other infrastructure equipment to support the Company’s data centers.
Property and equipment, net, by geographic area was as follows (in thousands):

	As of December 31,
	2025	2024
United States	$762,181	$615,665
Rest of world	122,595	43,924
Total	$884,776	$659,589
Total depreciation and amortization expense of property and equipment was $207.4 million, $207.5 million, and $188.9 million for years ended December 31, 2025, 2024, and 2023, respectively. In the third quarter of 2024, the Company re-assessed the estimated useful life of certain software licenses, resulting in the acceleration of their remaining depreciation expense of $17.9 million within infrastructure and trust & safety expenses.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Accrued operating expenses and liabilities	$67,414	$49,478
Short-term operating lease liabilities	151,550	128,857
Accrued interest on the 2030 Notes	6,458	6,458
Taxes payable	98,528	54,609
Accrued compensation and other employee related liabilities	47,586	28,147
Short-term debt	14,700	—
Other current liabilities	10,215	8,205
Total accrued expenses and other current liabilities	$396,451	$275,754
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
As of December 31, 2025, the Company was in compliance with all of its covenants under the Indenture.

The net carrying amount of the 2030 Notes, which is presented as a component of long-term debt in the Company’s consolidated financial statements, was as follows (in thousands):

	As of December 31,
	2025	2024
2030 Notes
Principal	$1,000,000	$1,000,000
Unamortized issuance costs	(6,902)	(8,329)
Net carrying amount	$993,098	$991,671
Interest expense related to the 2030 Notes was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Contractual interest expense	$38,750	$38,750	$38,750
Amortization of debt issuance costs	1,427	1,371	1,316
Total interest expense	$40,177	$40,121	$40,066
The debt issuance costs for the 2030 Notes are amortized to interest expense over the term of the 2030 Notes using an annual effective interest rate of 4.05%.
As of December 31, 2025 and 2024, the estimated fair value of the 2030 Notes was approximately $957.5 million and $901.5 million, respectively, determined based on the last trading price of the 2030 Notes during the reporting period (a Level 2 input).
Future interest and principal payments related to the 2030 Notes, as of December 31, 2025, were as follows (in thousands):

Year ending December 31,
2026	$38,750
2027	38,750
2028	38,750
2029	38,750
2030	1,019,370
Total future interest and principal payments related to the 2030 Notes	$1,174,370
Joint Venture Financing
Refer to Note 14, “Joint Venture”, in the notes to the consolidated financial statements for additional information on debt issued by the Company’s consolidated subsidiary, Roblox China Holding Corp.
9. Commitments and Contingencies
Purchase Obligations—Non-cancellable contractual purchase obligations, primarily consisting of contracts associated with data center hosting providers, software vendors, and payment processors, were as follows as of December 31, 2025 (in thousands):

Year ending December 31,
2026	$85,417
2027	11,729
2028	1,711
2029	137
2030	15
Thereafter	—
Total non-cancellable contractual purchase obligations	$99,009
Letters of Credit—The Company has letters of credit in connection with its operating leases which are not reflected in the Company’s consolidated balance sheets as of December 31, 2025 and 2024. The Company has not drawn down from the letters of credit and had $9.3 million and $8.3 million available in aggregate as of December 31, 2025 and 2024, respectively.

Legal Proceedings—The Company is and, from time to time may in the future become, involved in legal proceedings, claims and litigation in the ordinary course of business.
As of December 31, 2025 and 2024, the Company accrued for immaterial losses related to litigation matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated. The Company considered the progress of these cases, the opinions and views of its legal counsel and outside advisors, its experience and settlements in similar cases, and other factors in arriving at the conclusion that a potential loss was probable.
The Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for all its litigation matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation. The Company has and may continue to incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings. The maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty and the ultimate resolution of one or more of these matters could ultimately have a material adverse effect on the Company’s operations.
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
Separately, on March 14, 2024, Gentry v. Roblox (the “Gentry matter”) was filed in the United States District Court for the Northern District of California premised on substantially identical allegations as the Colvin matter. On April 18, 2024, the Gentry matter was consolidated with the Colvin matter. Plaintiffs filed a consolidated complaint on April 23, 2024. The consolidated complaint sought monetary damages, including actual, punitive, and statutory damages, restitution, attorneys’ fees and costs, and declaratory and injunctive relief. The Company filed a motion to dismiss the consolidated complaint on May 14, 2024, which the court granted in part and denied in part on September 19, 2024. The court dismissed with prejudice plaintiffs’ fraud-based claims and claims for injunctive relief, but allowed plaintiffs’ claims under California’s Unfair Competition Law and for negligence and unjust enrichment to proceed. On October 30, 2024, the Company filed an answer denying plaintiffs’ claims. On November 20, 2024, the Company filed an Amended Answer, again denying plaintiffs’ claims, and adding cross-claims against virtual casino defendants for intellectual property infringement, violation of the Computer Fraud and Abuse Act, breach of contract, tortious interference, and indemnification, among others. One of the cross-defendants, Based Plate Studios, LLC moved to dismiss the Company’s claims. On April 16, 2025, the court granted in part and denied in part Based Plate Studios’ motion to dismiss, allowing the Company’s claims against Based Plate Studios for trademark infringement, violation of California Comprehensive Computer Data Access and Fraud Act, tortious interference with contract, breach of contract, and indemnification to proceed. On June 2, 2025, plaintiffs filed a Second Amended Complaint, adding new defendants and more detailed allegations regarding existing plaintiffs. The Company filed a motion to dismiss portions of the Second Amended Complaint on June 23, 2025. That motion was granted, and certain claims were dismissed as a result. Other claims remain pending and discovery is ongoing.
On September 16, 2024, Robinson v. Binello was filed in the United States District Court for the Northern District of California as Case No. 3:24-cv-06501. The complaint alleged the Company and one of its creators engaged in copyright infringement because a recording that plaintiff allegedly owns a copyright for was allegedly featured in the “Meep City” experience on Roblox from 2016 to 2022. The parties have agreed to a settlement in principle, subject to finalization of the settlement agreement. The settlement amount is not material.
The Company intends to defend itself vigorously against all claims asserted against it. At this time, the Company is unable to reasonably estimate the loss or range of loss, if any, arising from the above-referenced matters that have not yet been resolved.
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
10. Stockholders’ Equity
Preferred Stock —The Company’s articles of incorporation authorize the issuance of 100.0 million shares of convertible preferred stock with a par value of $0.0001 per share.
Common Stock —The Company’s articles of incorporation authorize the issuance of Class A common stock and Class B common stock. As of December 31, 2025, the Company is authorized to issue 4,935.0 million shares of Class A common stock and 65.0 million shares of Class B common stock. Holders of Class A common stock and Class B common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of the Company’s convertible preferred stock. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 20 votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at any time and will convert automatically upon certain transfers and upon the earliest of (i) the date that is specified by the affirmative vote of the holders of two-thirds of the then-outstanding shares of Class B common stock, (ii) the date on which less than 30% of the Class B common stock that was outstanding on March 2, 2021 continues to remain outstanding, (iii) March 10, 2036, (iv) nine months after the death or permanent disability of Mr. David Baszucki, and (v) nine months after the date on which Mr. Baszucki no longer serves as the Company’s CEO or as a member of its Board of Directors. Class A common stock and Class B common stock are not redeemable at the option of the holder.
Class A and Class B common stock are referred to as common stock throughout the notes to the consolidated financial statements, unless otherwise noted.
The Company reserved shares of common stock for future issuance as follows (in thousands):

	As of December 31,
	2025	2024	2023
Stock options outstanding	9,178	27,458	40,159
RSUs outstanding	24,524	34,941	39,846
PSUs outstanding (1)	2,719	2,304	905
CEO Long-Term Performance Award (1)(2)	—	—	11,500
2020 Plan	112,747	91,642	66,114
2020 ESPP	26,072	20,855	16,075
Other awards and warrants outstanding or unreleased	342	367	413
Total	175,582	177,567	175,012
(1)For awards with ongoing performance periods as of the respective balance sheet date, the shares of common stock reserved for future issuance are included at maximum achievement levels.
(2)On March 1, 2024, the Leadership Development and Compensation Committee (i) approved the cancellation of the CEO Long-Term Performance Award, which was previously granted to Mr. Baszucki under the 2017 Amended and Restated Equity Incentive Plan and (ii) granted Mr. Baszucki a new PSU award and RSU award. Any still unvested PSUs and RSUs granted to Mr. Baszucki on March 1, 2024 are included in those respective rows above as of December 31, 2025 and 2024. Refer to Note 11, “Stock-Based Compensation Expense”, to the notes to the consolidated financial statements for further discussion.
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
In connection with the Direct Listing, the 2017 Plan was terminated effective immediately prior to the effectiveness of the 2020 Plan, and accordingly, no shares are available for issuance under the 2017 Plan. The 2017 Plan continues to govern outstanding awards granted thereunder.
2020 Plan
In 2020, the Company’s Board of Directors adopted, and its stockholders approved, the 2020 Plan, which became effective on the business day immediately prior to the effective date of the registration statement for the Company’s Direct Listing. Under the 2020 Plan, the Board of Directors may grant incentive stock options to employees and stock appreciation rights, RSAs, and RSUs, performance units and performance shares to employees, members of the Board of Directors and consultants of the Company and its subsidiaries.
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
Under the 2020 Plan, 60.0 million shares of Class A common stock were initially reserved for future issuance. The number of shares of Class A common stock reserved for future issuance under the 2020 Plan automatically increases on January 1 of each year by the least of (i) 75.0 million shares; (ii) five percent (5%) of the outstanding shares of all classes of the Company’s common stock as of December 31 of the preceding fiscal year; or (iii) a number of shares that may be determined by the Company’s Board of Directors. Stock-based awards under the 2020 Plan that expire or are forfeited, cancelled, or repurchased generally are returned to the pool of shares of Class A common stock available for issuance under the 2020 Plan. In addition, subject to the adjustment provisions of the 2020 Plan, the shares reserved for issuance under the 2020 Plan also include (i) any shares that, as of the day immediately prior to the effective date of the registration statement, have been reserved but not issued pursuant to any awards granted under the 2017 Plan and are not subject to any awards thereunder and (ii) any shares subject to stock options, RSUs or similar awards granted under the 2017 Plan and 2004 Plan that, after the effective date of the registration statement, expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest.
Employee Stock Purchase Plan
In 2020, the Company’s Board of Directors adopted, and its stockholders approved, the 2020 ESPP, which became effective in connection with the Direct Listing. The 2020 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. At inception, 6.0 million shares of the Company’s Class A common stock were reserved for future issuance under the 2020 ESPP. The number of shares of Class A common stock reserved for future issuance under the 2020 ESPP automatically increases on January 1 of each year by the least of (i) 15.0 million shares; (ii) one percent (1%) of the outstanding shares of all classes of the Company’s common stock as of December 31 of the preceding fiscal year; or (iii) a number of shares that may be determined by the Company’s Board of Directors

The 2020 ESPP is a compensatory plan and includes two components: a component that allows the Company to make offerings intended to qualify under Section 423 of the Internal Revenue Code of 1986 (the “Code”) and a component that allows the Company to make offerings not intended to qualify under Section 423 of the Code. Subject to any limitations contained therein, the 2020 ESPP allows eligible employees to contribute (in the form of payroll deductions or otherwise to the extent permitted by the administrator) an amount established by the administrator from time to time in its discretion to purchase Class A common stock at a discounted price per share. The price at which Class A common stock is purchased under the 2020 ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the enrollment date or exercise date, whichever is lower. Offering periods are generally 24 months long and begin on the first trading day on or after February 25 and August 25 of each year with each offering period having four purchase periods of approximately six months each.
Stock-based compensation expense
Stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Infrastructure and trust & safety	$142,353	$113,708	$92,147
Research and development	764,124	723,326	607,593
General and administrative	172,373	138,444	131,577
Sales and marketing	50,154	40,316	36,650
Total stock-based compensation expense	$1,129,004	$1,015,794	$867,967
Stock Options
The following table summarizes the Company’s stock option activity (in thousands, except per option data and remaining contractual term):

	Stock Options Outstanding
	Number of Shares Subject to Options	Weighted- Average Exercise Price (per Option)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances as of December 31, 2022	51,591	$2.85	6.00	$1,321,183
Granted	—	—
Cancelled, forfeited, and expired	(762)	$4.60
Exercised	(10,670)	$2.23
Balances as of December 31, 2023	40,159	$2.98	5.16	$1,716,171
Granted	—	—
Cancelled, forfeited, and expired	(203)	$4.80
Exercised	(12,498)	$2.75
Balances as of December 31, 2024	27,458	$3.08	4.24	$1,504,261
Granted	—	—
Cancelled, forfeited, and expired	(14)	$5.21
Exercised	(18,266)	$2.80
Balances as of December 31, 2025	9,178	$3.64	3.07	$710,292
Exercisable as of December 31, 2025	9,178	$3.64	3.07	$710,292
Vested and expected to vest at December 31, 2025	9,178	$3.64	3.07	$710,292
The aggregate intrinsic value of options exercised for the years ended December 31, 2025, 2024, and 2023 was $1,513.1 million, $530.0 million, and $373.4 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s Class A common stock at the time of exercise. The aggregate grant-date fair value of options that vested during the years ended December 31, 2025, 2024, and 2023 was $2.8 million, $23.5 million, and $51.9 million, respectively.
As of December 31, 2025, all of the Company’s stock options are fully vested.

RSUs and PSUs
The following table summarizes the Company’s RSU and PSU activity, excluding the 2024 CEO PSU Award, which is described in more detail in the following section (in thousands, except per share data):

	Unvested RSUs Outstanding(1)		Unvested Management PSUs Outstanding(2)
	Number of Shares	Weighted- Average Grant Date Value (per Share)	Number of Shares	Weighted- Average Grant Date Value (per Share)
Unvested as of December 31, 2022	30,322	$48.73	415	$43.13
Granted	27,377	$37.59	724	$45.70
Vested	(14,812)	$45.97	—	—
Cancelled	(3,041)	$46.79	(234)	$44.99
Unvested as of December 31, 2023	39,846	$42.25	905	$44.71
Granted	22,604	$40.54	706	$41.32
Vested	(21,241)	$42.83	—	—
Cancelled	(6,268)	$40.68	(200)	$44.78
Unvested as of December 31, 2024	34,941	$41.07	1,411	$43.00
Granted	15,361	$85.13	1,261	$57.91
Vested	(22,008)	$46.43	(224)	$45.70
Cancelled	(3,770)	$42.81	(622)	$46.48
Unvested as of December 31, 2025	24,524	$63.59	1,826	$51.78
(1)As of both December 31, 2025 and 2024, 0.1 million RSUs have vested, but not yet been released, under the Company's nonqualified deferred compensation plan and therefore are not considered outstanding.
(2)Includes PSUs granted to certain members of management (the “Management PSUs”) in each of the years 2022 through 2025 and excludes the 2024 CEO PSU Award, which is described in more detail below. All unvested PSU grants and balances are shown at the aggregate maximum number of shares that were granted and may be earned and issued with respect to each award over its full term (up through any applicable cancellation). Stock-based compensation expense recognized related to the Management PSUs was $43.8 million, $17.7 million, and $9.6 million during the years ended December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025, the Company had $1,437.4 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining requisite service period of 1.7 years.
RSUs granted subsequent to the Direct Listing only have service conditions, which historically have been satisfied generally over four years. For grants made subsequent to July 2022, the service condition is satisfied generally over three years.
The Management PSUs include awards with financial performance-based targets and market performance-based targets. For Management PSUs with financial performance-based targets, the Company recognizes stock-based compensation expense based upon the per-share grant date fair value on an accelerated attribution method over the requisite service period of each separately vesting tranche. At each reporting period, the amount of stock-based compensation expense is determined based on the probability of achievement against the pre-established performance measures and if necessary, a cumulative catch-up adjustment is recorded to reflect any revised estimates regarding the probability of achievement. The stock-based compensation expense associated with market performance-based Management PSUs was not material to any of the periods presented. The Management PSUs have service conditions which are generally satisfied over a period between two and three years.
As of December 31, 2025, the Company had $43.5 million of unrecognized stock-based compensation expense related to the Management PSUs, which is expected to be recognized over the weighted-average remaining requisite service period of 1.6 years.

CEO PSU and RSUs
CEO Long-Term Performance Award
In February 2021, the Leadership Development and Compensation Committee granted a PSU award (the “CEO Long-Term Performance Award”) under the 2017 Plan, which provided the Company’s CEO the opportunity to earn a maximum number of 11,500,000 shares of Class A common stock. The CEO Long-Term Performance Award would have vested upon the satisfaction of a service condition and achievement of certain Class A common stock price targets over five years. On March 1, 2024, the Leadership Development and Compensation Committee approved the cancellation of the CEO-Long Term Performance Award, as further discussed below. The Class A common stock price targets were not achieved and therefore no shares vested under the CEO Long-Term Performance Award prior to its cancellation.
The CEO Long-Term Performance Award would have been eligible to vest based upon the satisfaction of a service condition and achievement of certain Class A common stock price targets (referred to as a “Company Stock Price Hurdle”) over various performance periods, with the first performance period beginning two years after the Effective Date and ending on the seventh anniversary of the Effective Date. The CEO Long-Term Performance Award was divided into seven performance periods that were eligible to vest based on the achievement of various Company Stock Price Hurdles, measured based on an average of the Company’s stock price over a consecutive 90-day trading period applicable to the performance period. In addition, Mr. Baszucki must have remained employed as the Company’s CEO through the date a Company Stock Price Hurdle was achieved in order to earn the awards that relate to the applicable Company Stock Price Hurdle. The following table summarizes the various Company Stock Price Hurdles and associated awards that would have been eligible to vest over each performance period (in thousands, except Company Stock Price Hurdles):

	Company Stock Price Hurdle	Number of Awards Eligible to Vest	Performance Period Commencement Dates as Measured from the Effective Date
1	$165.00	750	2 years
2	$200.00	750	3 years
3	$235.00	2,000	4 years
4	$270.00	2,000	5 years
5	$305.00	2,000	5 years
6	$340.00	2,000	5 years
7	$375.00	2,000	5 years
The Company estimated the grant date fair value of the CEO Long-Term Performance Award using a model based on multiple stock price outcomes developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Company Stock Price Hurdles may not be satisfied. A Monte Carlo simulation model requires use of various assumptions, including the underlying stock price, volatility, the risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period, and expected dividend yield. The weighted-average grant date fair value of the CEO Long-Term Performance Award was estimated to be $20.19 per share, and the Company estimated that as of the grant date, it would have recognized total stock-based compensation expense of approximately $232.2 million over the derived service period of each of the seven separate tranches which was between 3.45 – 5.38 years, using the accelerated attribution method.
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

As of the Modification Date, total subsequent stock-based compensation expense to be recognized was measured as (i) the remaining unrecognized stock-based compensation expense related to the grant date fair value of the CEO Long-Term Performance Award of $84.4 million and (ii) the incremental fair value resulting from the modification, if any. To estimate the incremental fair value resulting from the modification (if any), the Company first estimated the fair value of the modified CEO Long-Term Performance Award immediately prior to the Modification Date using a model based on multiple stock price outcomes developed through the use of a Monte Carlo simulation that incorporated into the valuation the possibility that the stock price targets may not be satisfied. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, the risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period, and expected dividend yield. On the Modification Date, the estimated fair value of the CEO Long-Term Performance Award immediately prior to the modification was greater than the estimated fair value of the 2024 CEO Award (which was generally estimated based on the Modification Date fair value of the Class A common stock underlying the 2024 CEO Award, with consideration of the probability of achievement against the pre-established performance measures). As a result, the modification did not result in any incremental stock-based compensation expense and therefore, as of the Modification Date, total subsequent stock-based compensation expense to be recognized totaled $84.4 million. Of the total estimated stock-based compensation expense, 75% of the value was allocated to the 2024 CEO PSU Award with the remaining 25% allocated to the RSUs, based on the relative value of the two awards on the Modification Date.
Under the 2024 CEO PSU Award, the number of shares earned ranged from 0% to 200% of the target number of shares based on the Company’s performance against two independent performance measures relative to pre-established thresholds during a two-year performance period that ended on December 31, 2025. The two independent performance measures were the Company’s cumulative (i) bookings during the performance period, as defined in the grant agreement with the CEO and (ii) Adjusted EBITDA during the performance period, which correlates to the covenant Adjusted EBITDA calculation used in certain covenant calculations specified in the Indenture (the “PSU Adjusted EBITDA”). Further, the awards are subject to Mr. Baszucki’s continuous service with the Company through each vesting date. In the first quarter of 2026, 67% of the award earned will vest and the remaining 33% of the award earned will vest in four equal quarterly installments thereafter beginning in the second quarter of 2026. The Company recognizes stock-based compensation expense for the 2024 CEO PSU Award on an accelerated attribution method over the requisite service period of each separately vesting tranche. Actual performance against the pre-established thresholds under the 2024 CEO PSU Award has no impact on the subsequent stock-based compensation expense recognized.
The target number of the 2024 CEO PSU Award was 446,534 in aggregate, with 80% of the target number of shares allocated to the cumulative bookings performance measure and 20% of the target number of shares allocated to the cumulative PSU Adjusted EBITDA performance measure. Based on actual performance through the end of the performance period ending on December 31, 2025, a total of 893,068 shares were earned under the 2024 CEO PSU Award, subject to Mr. Baszucki's continuous employment through the required vesting dates.
The Company recorded $29.3 million of stock-based compensation expense related to the 2024 CEO PSU Award during the year ended December 31, 2025 within general and administrative expenses. The Company recorded $32.6 million of stock-based compensation expense related to the 2024 CEO PSU Award and CEO Long-Term Performance Award, in total, during the year ended December 31, 2024 within general and administrative expenses. The Company recorded $48.9 million of stock-based compensation expense related to the CEO Long-Term Performance Award during the year ended December 31, 2023 within general and administrative expenses. Unrecognized stock-based compensation expense related to the 2024 CEO PSU Award was $9.4 million as of December 31, 2025, which is expected to be recognized over the remaining derived service period of each respective tranche.
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

Employee Stock Purchase Plan
The following table presents the assumptions used in estimating the grant date fair value of purchase rights granted under the 2020 ESPP for the offerings made in the respective years including reset and rollover:

	Year Ended December 31,
	2025			2024			2023
Risk-free interest rate	3.7%	-	4.3%	3.9%	-	5.3%	4.8%	-	5.6%
Expected volatility	45.1%	-	50.6%	44.4%	-	76.1%	47.9%	-	76.0%
Dividend yield	—%			—%			—%
Expected terms (in years)	0.50	-	2.00	0.50	-	2.00	0.49	-	2.00
The Company recorded $15.6 million, $18.5 million, and $32.0 million of stock-based compensation expense related to the 2020 ESPP during the years ended December 31, 2025, 2024, and 2023, respectively.
12. Accumulated Other Comprehensive Income/(Loss)
The following table shows a summary of changes in accumulated other comprehensive income/(loss) by component for the periods presented (in thousands):

	Foreign Currency Translation	Unrealized Gains/(Losses) on Available-For-Sale Debt Securities	Total
Balance as of December 31, 2023	$1,442	$94	$1,536
Other comprehensive loss, net of tax, before reclassifications	(3,609)	(3,130)	(6,739)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	—	1,308	1,308
Change in accumulated other comprehensive income/(loss), net of tax	(3,609)	(1,822)	(5,431)
Balance as of December 31, 2024	$(2,167)	$(1,728)	$(3,895)
Other comprehensive gain, net of tax, before reclassifications	5,871	17,740	23,611
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	—	(3,161)	(3,161)
Change in accumulated other comprehensive income/(loss), net of tax	5,871	14,579	20,450
Balance as of December 31, 2025	$3,704	$12,851	$16,555
13. Employee Benefits
Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan for eligible employees. For the years ended December 31, 2025, 2024, and 2023, the Company matched 100% of all employee contributions, up to 50% of the Internal Revenue Service (“IRS”) deferral limit.
The Company made matching contributions in the amounts of $32.5 million, $28.0 million, and $24.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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
The joint venture is consolidated into the Company’s consolidated financial statements as the Company maintains a controlling financial interest through voting rights, while the minority member of the joint venture does not have substantive participating rights or veto rights. The Company classifies the 49% ownership interest held by Songhua as a noncontrolling interest on its consolidated balance sheets.
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
The portion of the 2026 Notes outstanding to Songhua is reflected in the Company’s consolidated financial statements as accrued expenses and other current liabilities as of December 31, 2025 and long-term debt, net as of December 31, 2024, at its principal amount, while the portion outstanding to the Company – including any related interest expense – is eliminated upon consolidation. Interest expense related to the 2026 Notes was not material for any of the periods presented.
15. Income Taxes
The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(1,068,357)	$(935,487)	$(1,151,493)
Foreign	332	(1,013)	(6,990)
Loss before income taxes	$(1,068,025)	$(936,500)	$(1,158,483)

The components of the provision for/(benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current provision for/(benefit from) income taxes:
Federal	$—	$—	$(144)
State	1,578	2,007	(561)
Foreign	3,355	2,691	1,255
Current provision	4,933	4,698	550
Deferred benefit from income taxes:
Foreign	(1,340)	(584)	(96)
Deferred benefit	(1,340)	(584)	(96)
Total provision for/(benefit from) income taxes:
Federal	—	—	(144)
State	1,578	2,007	(561)
Foreign	2,015	2,107	1,159
Provision for/(benefit from) income taxes	$3,593	$4,114	$454
The provision for/(benefit from) income taxes differs from the statutory tax rate, expressed as a percentage of loss before income taxes, as follows (in thousands, except percentages):

	Year Ended December 31,
	2025		2024		2023
U.S. federal statutory tax rate	$(224,286)	21.0%	$(196,666)	21.0%	$(243,281)	21.0%
State and local income taxes, net of federal income tax effect (1)	1,578	(0.1)%	2,007	(0.2)%	(561)	0.1%
Foreign tax effects	1,630	(0.2)%	599	0.0%	2,263	(0.2)%
Tax credits:
Research and development credits	(113,450)	10.6%	(51,706)	5.5%	(44,131)	3.8%
Change in valuation allowance	635,965	(59.5)%	271,618	(29.0)%	260,156	(22.5)%
Nontaxable or nondeductible items:
Stock-based compensation	(302,618)	28.3%	(25,719)	2.7%	23,192	(2.0)%
Other	3,865	(0.4)%	2,911	(0.3)%	2,380	(0.2)%
Changes in unrecognized tax benefits	315	0.0%	1,721	(0.2)%	364	0.0%
Other adjustments	594	0.0%	(651)	0.1%	72	0.0%
Provision for/(benefit from) income taxes	$3,593	(0.3)%	$4,114	(0.4)%	$454	0.0%
(1)In 2025 and 2024, state and local income taxes in Texas made up the majority (greater than 50 percent) of the tax effect in this category. In 2023, state and local income taxes in Illinois and Texas made up the majority (greater than 50 percent) of the tax effect in this category.

Net cash paid for income taxes/(refunds received) is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S. federal	$—	$—	$7
U.S. state and local:
Illinois	(850)	*	1,141
Pennsylvania	*	(621)	*
Texas	1,119	909	754
Virginia	607	*	301
Other	478	(487)	168
Subtotal	1,354	(199)	2,364
Foreign:
Canada	307	*	391
India	520	*	*
Japan	*	963	*
Netherlands	657	*	*
Other	280	377	383
Subtotal	1,764	1,340	774
Total income taxes paid (net of refunds)	$3,118	$1,141	$3,145
* The amount of income taxes paid (net of refunds) during the year does not meet the 5% disaggregation threshold or is immaterial.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the components of the Company’s deferred tax assets/(liabilities) for the periods presented (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Accrued expenses	$26,621	$17,730
Intangible assets	6,028	2,050
Deferred revenue	348,089	285,033
Net operating loss carryforwards	800,321	599,380
Tax credit carryforwards	422,107	234,868
Stock-based compensation	31,983	31,089
Operating lease liabilities	183,443	186,229
Capitalized research and development	979,811	605,278
Other	2,257	5,650
Total gross deferred tax asset	2,800,660	1,967,307
Less: valuation allowance	(2,319,702)	(1,551,700)
Net deferred tax assets	480,958	415,607
Deferred tax liabilities:
Fixed assets	(34,745)	(40,178)
Operating lease right-of-use assets	(149,883)	(155,121)
Deferred cost of revenue	(294,550)	(219,859)
Total deferred tax liabilities	(479,178)	(415,158)
Net deferred tax assets/(liabilities)	$1,780	$449
The Company has not provided U.S. income taxes or foreign withholding taxes on the undistributed earnings of its profitable foreign subsidiaries because it intends to permanently reinvest such earnings in foreign operations. As of December 31, 2025 and 2024, the amount of unrecognized deferred tax liability is not material.

The Company accounts for deferred taxes under ASC 740, Income Taxes, which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that the Company weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. Due to the Company’s lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. There are valuation allowances on net deferred tax assets in certain foreign jurisdictions. The deferred tax assets and deferred tax liabilities in other foreign jurisdictions without valuation allowances are immaterial.
The Company’s valuation allowance increased by $768.0 million, $329.5 million, and $315.0 million, in the years ended December 31, 2025, 2024, and 2023, respectively. The increase in the valuation allowance for the years ended December 31, 2025, 2024, and 2023 were primarily due to U.S. federal, state, and certain foreign net operating losses, as well as an increase in U.S. tax credit carryforward and capitalized research and development deferred tax assets that, in management’s judgment, are not more likely than not to be realized.
As of December 31, 2025, the Company had federal net operating loss carryforwards of $3,241.5 million, which do not expire, federal net operating loss carryforwards of $32.8 million, which begin to expire in 2037, state net operating loss carryforwards of $1,717.7 million, which begin to expire in 2028, and foreign net operating loss carryforwards of $61.9 million, which begin to expire in 2026.
As of December 31, 2025, the Company had U.S. federal and California research and development tax credits of approximately $466.9 million and $343.4 million, respectively. The federal research and development credits begin to expire in 2030, while California credits do not expire.
Under Internal Revenue Code Section 382 (“Section 382”), an ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company did experience one or more ownership changes in financial periods ending on or before December 31, 2025. In this regard, the Company has determined that based on the timing of the ownership change and the corresponding Section 382 limitations, none of its net operating losses or other tax attributes appear to expire subject to such limitation.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefits at beginning of year	$261,155	$172,389	$96,372
Increases related to current year tax positions	88,821	89,881	59,917
Increases related to prior year tax positions	275	61	16,100
Decreases related to prior year tax positions	—	(1,176)	—
Unrecognized tax benefits at end of year	$350,251	$261,155	$172,389
The Company classifies uncertain tax positions as non-current liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded as an offset to the deferred tax asset on the consolidated balance sheets. As of December 31, 2025, the Company had gross unrecognized tax benefits of approximately $350.3 million, of which $3.5 million would impact income tax expense if recognized. As of December 31, 2024, the Company had gross unrecognized tax benefits of approximately $261.2 million.
The Company accrued interest and penalties of $1.0 million, $0.7 million, and $0.4 million in the years ended December 31, 2025, 2024 and 2023, respectively.
The Company is subject to taxation in the United States, various states, and foreign jurisdictions. All tax years for U.S. federal and California tax returns currently remain open for examination by the tax authorities. As of December 31, 2025, the Company is no longer subject to foreign examinations by tax authorities for years before 2019. As of December 31, 2025, the Company is not under examination by the Internal Revenue Service or any state tax jurisdictions.

16. Basic and Diluted Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2025	2024	2023
Basic and diluted net loss per share
Numerator
Consolidated net loss	$(1,071,618)	$(940,614)	$(1,158,937)
Less: net loss attributable to noncontrolling interest	(6,561)	(5,230)	(6,991)
Net loss attributable to common stockholders	$(1,065,057)	$(935,384)	$(1,151,946)
Denominator
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	689,612	647,482	616,445
Net loss per share attributable to common stockholders, basic and diluted	$(1.54)	$(1.44)	$(1.87)
The potential shares of common stock that were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive are as follows (in thousands):

	As of December 31,
	2025	2024	2023
Stock options outstanding	9,178	27,458	40,159
RSUs outstanding	24,524	34,941	39,846
2020 ESPP	1,382	1,634	3,347
Other awards(1) and warrants outstanding or unreleased	2,229	740	422
Total	37,313	64,773	83,774
(1)Other awards include the actual or hypothetical number of unvested shares earned under the Company’s PSU awards, based on actual performance as of the respective balance sheet date.

17. Reportable Segments
The following represents segment information for the Company’s single operating segment, for the periods presented (in thousands):

	Year ended December 31,
	2025	2024	2023
Revenue	$4,890,551	$3,601,979	$2,799,274
Add (deduct):
Cost of revenue(1)	(1,072,299)	(801,162)	(649,115)
Developer exchange fees	(1,503,106)	(922,821)	(740,752)
Adjusted infrastructure expenses(2)	(682,357)	(465,782)	(458,753)
Adjusted trust & safety expenses(2)	(286,505)	(254,300)	(239,711)
Personnel costs, excluding stock-based compensation expense and excluding infrastructure and trust & safety personnel costs	(860,658)	(729,424)	(691,899)
Stock-based compensation expense, excluding infrastructure and trust & safety stock-based compensation expense	(986,651)	(902,086)	(775,820)
Depreciation and amortization expense	(225,820)	(226,437)	(208,142)
Other segment items(3)	(501,333)	(374,814)	(294,676)
Interest income	201,610	179,531	141,818
Interest expense	(41,457)	(41,184)	(40,707)
(Provision for)/benefit from income taxes	(3,593)	(4,114)	(454)
Consolidated net loss	$(1,071,618)	$(940,614)	$(1,158,937)
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of our Audit and Compliance Committee, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2025, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On October 31, 2025, Matt Kaufman, our Chief Safety Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 30,000 shares of Class A common stock, with the actual number of shares sold determined based on a written formula at specified market prices. The trading arrangement expires on November 13, 2026, or earlier if all transactions under the trading arrangement are completed.

On November 24, 2025, Anthony Lee, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement as trustee of The Fallen Leaf Revocable Trust and co-trustee of trusts for his children providing for the sale from time to time of an aggregate of up to 552,000 shares of Class A common stock, with the actual number of shares sold determined based on a written formula at specified market prices. The trading arrangement expires on March 31, 2027, or earlier if all transactions under the trading arrangement are completed.
On November 24, 2025, Chris Carvalho, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 120,000 shares of Class A common stock, with the actual number of shares sold determined based on a written formula at specified market prices. The trading arrangement expires on February 26, 2027, or earlier if all transactions under the trading arrangement are completed.
On November 28, 2025, Greg Baszucki, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement as an individual and as trustee of the Greg & Christina Baszucki Living Trust, dated August 18, 2006, providing for the sale from time to time of an aggregate of up to 199,992 shares of Class A common stock, with the actual number of shares sold determined based on a written formula at specified market prices. The trading arrangement expires on March 1, 2027, or earlier if all transactions under the trading arrangement are completed.
Each of these trading arrangements were entered into during an open insider trading window and are intended to satisfy the affirmative defense in Rule 10b5-1(c) and the Company’s policies regarding insider transactions. Each of these trading arrangements begins trading after the termination of any outstanding prior trading arrangements for the relevant director or officer, as applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1	Plan of Conversion.	8-K	001-39763	2.1	June 2, 2025
3.1	Articles of Incorporation of the registrant.	8-K	001-39763	3.1	June 2, 2025
3.2	Bylaws of the registrant.	8-K	001-39763	3.2	June 2, 2025
4.1	Form of Class A common stock certificate of the registrant.	10-Q	001-39763	4.1	July 31, 2025
4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of January 6, 2021.	S-1/A	333-250204	4.2	January 8, 2021
4.3	Form of Common Stock Warrant issued in connection with an acquisition between the registrant, Jerome Boulon and CaliStream, LLC.	S-1/A	333-250204	4.3	January 8, 2021
4.4	Indenture, dated as of October 29, 2021, between the registrant and U.S. Bank National Association, as Trustee.	8-K	001-39763	4.1	October 29, 2021
4.5	Form of 3.875% Senior Notes due 2030 (included in Exhibit 4.4).	8-K	001-39763	4.2	October 29, 2021
4.6	Description of Capital Stock of the registrant.	10-Q	001-39763	4.2	July 31, 2025
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	10-Q	001-39763	10.1	July 31, 2025
10.2+	2020 Equity Incentive Plan and related form agreements.	10-K	001-39763	10.2	February 21, 2024
10.3+	Amended and Restated 2017 Equity Incentive Plan, as amended, and related form agreements.	S-1/A	333-250204	10.4	January 8, 2021
10.4+	2004 Incentive Stock Plan, as amended, and related form agreements.	S-1/A	333-250204	10.5	January 8, 2021
10.5+	2020 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-250204	10.6	January 8, 2021
10.6	Form of Class B Exchange Agreement between the registrant and certain stockholders.	S-1/A	333-250204	10.7	January 8, 2021
10.7+	Form of Change in Control and Severance Agreement, as amended and restated, between the registrant and each of its executive officers.	10-K	001-39763	10.7	February 25, 2022
10.8	Outside Director Compensation Policy, as amended.	10-Q	001-39763	10.2	May 10, 2023
10.9+	Confirmatory Offer Letter by and between the registrant and David Baszucki dated March 3, 2021.	10-Q	001-39763	10.6	May 13, 2021
10.10+	Confirmatory Offer Letter by and between the registrant and Mark Reinstra dated November 18, 2020.	S-1/A	333-250204	10.15	January 8, 2021
10.11+	Offer Letter by and between the registrant and Amy Rawlings dated as of July 15, 2022.	10-Q	001-39763	10.1	November 9, 2022
10.12+	Offer Letter by and between the registrant and Arvind K. Chakravarthy dated as of April 30, 2023.	10-K	001-39763	10.15	February 18, 2025
10.13+	Deferred Compensation Plan, as amended, and related form agreement.	8-K	001-39763	10.1	September 14, 2023
10.14+	Offer Letter by and between the registrant and Matt Kaufman dated as of August 31, 2017.	10-Q	001-39763	10.1	May 1, 2025

10.15+	Offer Letter by and between the registrant and Naveen Chopra dated as of June 4, 2025.	10-Q	001-39763	10.2	July 31, 2025
10.16+	Change in Control and Severance Agreement by and between the registrant and Naveen Chopra effective June 30, 2025.	10-Q	001-39763	10.4	July 31, 2025
19.1	Insider Trading Policy of the registrant.	10-K	001-39763	19.1	February 21, 2024
21.1*	List of subsidiaries of the registrant.
23.1*	Consent of independent registered public accounting firm.
24.1*	Power of Attorney, reference is made to the signature page.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
97.1	Compensation Recovery Policy of the registrant.	10-K	001-39763	97.1	February 21, 2024
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Mateo, California, on the 11th day of February, 2026.

Roblox Corporation

By:	/s/ David Baszucki
David Baszucki
Founder, President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Baszucki, Naveen Chopra, and Mark Reinstra, and each one of them, as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Baszucki	Founder, President, Chief Executive Officer and Chair of Board of Directors
David Baszucki	(Principal Executive Officer)	February 11, 2026

/s/ Naveen Chopra	Chief Financial Officer
Naveen Chopra	(Principal Financial Officer)	February 11, 2026

/s/ Amy Rawlings	Chief Accounting Officer
Amy Rawlings	(Principal Accounting Officer)	February 11, 2026

/s/ Gregory Baszucki	Director
Gregory Baszucki		February 11, 2026

/s/ Christopher Carvalho	Director
Christopher Carvalho		February 11, 2026

/s/ Jason Kilar	Director
Jason Kilar		February 11, 2026
/s/ Anthony P. Lee	Director
Anthony P. Lee		February 11, 2026

/s/ Gina Mastantuono	Director
Gina Mastantuono		February 11, 2026

/s/ Andrea Wong	Director
Andrea Wong		February 11, 2026