Form 10-Q
period 2026-03-31
Roblox Corp
filed 2026-04-30
CIK 1315098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 15, 2026, the registrant had approximately 671,595,792 shares of Class A common stock and 44,382,953 shares of Class B common stock outstanding, each with a par value of $0.0001 per share.

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
•our efforts to provide a safe and civil digital environment, particularly for children;
•our efforts related to age-checking of users;
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
•our expectations regarding litigation and legal and regulatory matters;
•the impact and effects of inaccurate or unfavorable third-party reports, including reports of short sellers about us, our business, or our market;

•our expectations regarding the effects of existing and developing laws and regulations, including with respect to privacy, data protection, digital safety, and the regulation of Robux as a security, both in the U.S. and internationally, including how such laws and regulations may interfere with user and creator access to our platform and games;
•our expectations surrounding Robux as an attractive virtual currency;
•our goal to increase creator earnings, including by improving creator economics through price optimization tools, regional pricing expansions, and other investments in our creator community;
•our goal for creators to build better games;
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
We believe that these metrics are reasonable estimates of our user base for the applicable period of measurement, and that the methodologies we employ and update from time to time to create these metrics are reasonable bases to identify trends in user behavior. Because we update the methodologies we employ to create metrics, our current and future period metrics may not be comparable to those in prior periods. For example, historically our reported age demographics were based on age information self-reported by our users. We continue to develop, test, and implement new systems designed to check the ages of our users, which we refer to as “age-checking,” and currently we incorporate facial age estimation technology, identity verification, and parent or caregiver provided age data. Age-checked metrics are not comparable to historical periods that relied on self-reported data.
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

Because DAUs measure account activity and an individual user may actively use our platform within a particular day on multiple accounts for which that individual registered, our DAUs are not a measure of unique individuals accessing Roblox. References to “user” or our “user base” in this Quarterly Report on Form 10-Q refer to users as described in our definition of DAUs. Additionally, if undetected, fraud and unauthorized access to our platform may contribute, from time to time, to an overstatement of DAUs. In many cases, fraudulent accounts are created by bots to inflate user activity for a particular creator’s content on our platform, thus making the creator’s game (which refer to the titles that have been developed by creators) or other content appear more popular than it really is. We strive to detect and minimize fraud and unauthorized access to our platform. See the sections titled “Risk Factors—Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may significantly harm and negatively affect our reputation and our business.” and “Risk Factors—Some creators and users on our Platform may make unauthorized, fraudulent, or illegal use of Robux and other digital goods or games on our Platform, including by use of unauthorized third-party websites or “cheating” programs.”
Hours Engaged
We define hours engaged as the time spent by our users on the platform. We calculate total hours engaged as the aggregate of user session lengths in a given period. We estimate this length of time using internal company systems that track user activity on our platform as discrete events, and aggregate these discrete activities into a user session. A given user session on our platform may include, among other things, time spent in games, in Roblox Studio, in platform features such as chat and avatar personalization, in the Creator Store, and some amount of non-active time due to limits within the tracking systems and our estimation methodology. User sessions on our platform may be tracked differently across devices and platforms, including mobile, tablet, web, desktop, and game console due to inherent differences in functionality and user behaviors. As we continue to develop new features and products, we expect that our user session calculation will continue to evolve. We continue to review our user session calculation methodologies and may develop alternative calculation methods to increase consistency and accuracy in future periods.
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
We believe bookings provide a timelier indication of trends in our operating results that are not necessarily reflected in our revenue as a result of the fact that we recognize the majority of revenue over the estimated average lifetime of a paying user, which was 27 months as of March 31, 2026. The change in deferred revenue constitutes the vast majority of the reconciling difference from revenue to bookings. By removing these non-cash adjustments, we are able to measure and monitor our business performance based on the timing of actual transactions with our users and the cash that is generated from these transactions. Over the long term, the factors impacting our revenue and bookings trends are the same. However, in the short term, there are factors that may cause revenue and bookings trends to differ.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
ROBLOX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares which are reflected in thousands, and par values)
(unaudited)

	As of
	March 31, 2026		December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,188		$1,205
Short-term investments	2,011		1,850
Accounts receivable—net of allowances	538		901
Prepaid expenses and other current assets	138		109
Deferred cost of revenue, current portion	867		833
Total current assets	4,742		4,898
Long-term investments	2,966		2,493
Property and equipment—net	849		885
Operating lease right-of-use assets	639		651
Deferred cost of revenue, long-term	446		448
Intangible assets, net	17		18
Goodwill	142		143
Other assets	26		21
Total assets	$9,827		$9,557
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$24		$65
Accrued expenses and other current liabilities	435		396
Developer exchange liability	424		496
Deferred revenue—current portion	4,425		4,169
Total current liabilities	5,308		5,126
Deferred revenue—net of current portion	2,380		2,337
Operating lease liabilities	625		643
Long-term debt, net	1,008		993
Other long-term liabilities	95		83
Total liabilities	9,416		9,182
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 5,000,000 authorized as of March 31, 2026 and December 31, 2025, 715,795 and 708,359 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively; Class A common stock—4,935,000 shares authorized as of March 31, 2026 and December 31, 2025, 668,725 and 661,289 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively; Class B common stock—65,000 shares authorized as of March 31, 2026 and December 31, 2025, 47,070 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	*	—	*
Additional paid-in capital	5,744		5,438
Accumulated other comprehensive income/(loss)	(5)		17
Accumulated deficit	(5,307)		(5,061)
Total Roblox Corporation stockholders’ equity	432		394
Noncontrolling interest	(21)		(19)
Total stockholders’ equity	411		375
Total liabilities and stockholders’ equity	$9,827		$9,557
* Amounts round to zero.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except number of shares which are reflected in thousands, and per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$1,442	$1,035
Costs and expenses:
Cost of revenue(1)	294	225
Developer exchange fees	423	282
Infrastructure and trust & safety	324	242
Research and development	422	374
General and administrative	209	119
Sales and marketing	64	48
Total costs and expenses	1,736	1,290
Loss from operations	(294)	(255)
Interest income	55	46
Interest expense	(10)	(10)
Other income/(expense), net	2	4
Loss before income taxes	(247)	(215)
Provision for/(benefit from) income taxes	1	1
Consolidated net loss	(248)	(216)
Net loss attributable to noncontrolling interest	(2)	(1)
Net loss attributable to common stockholders	$(246)	$(215)
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.32)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	711,697	671,657
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Consolidated net loss	$(248)	$(216)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(1)	2
Net change in unrealized gains/(losses) on available-for-sale marketable securities	(21)	7
Other comprehensive income/(loss), net of tax	(22)	9
Total comprehensive loss, including noncontrolling interest	(270)	(207)
Less: net loss attributable to noncontrolling interest	(2)	(1)
Other comprehensive loss attributable to noncontrolling interest, net of tax	(2)	(1)
Total comprehensive loss attributable to common stockholders	$(268)	$(206)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)
(unaudited)
Three Months Ended March 31, 2026

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount*
Balance at December 31, 2025	708,359	$—	$5,438	$17	$(5,061)	$(19)	$375
Issuance of common stock upon exercise of stock options	894	—	4	—	—	—	4
Issuance of common stock under Employee Stock Purchase Plan	524	—	27	—	—	—	27
Vesting of restricted stock units and performance stock units	6,018	—	—	—	—	—	—
Stock-based compensation expense	—	—	275	—	—	—	275
Other comprehensive income/(loss)	—	—	—	(22)	—	—	(22)
Net loss	—	—	—	—	(246)	(2)	(248)
Balance at March 31, 2026	715,795	$—	$5,744	$(5)	$(5,307)	$(21)	$411
Three Months Ended March 31, 2025

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount*
Balance at December 31, 2024	666,419	$—	$4,221	$(4)	$(3,995)	$(13)	$209
Issuance of common stock upon exercise of stock options	4,631	—	12	—	—	—	12
Issuance of common stock under Employee Stock Purchase Plan	1,011	—	24	—	—	—	24
Vesting of restricted stock units and performance stock units	5,689	—	—	—	—	—	—
Stock-based compensation expense	—	—	259	—	—	—	259
Other comprehensive income/(loss)	—	—	—	9	—	—	9
Net loss	—	—	—	—	(215)	(1)	(216)
Balance at March 31, 2025	677,750	$—	$4,516	$5	$(4,210)	$(14)	$297
* Amounts in this column round to zero.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Consolidated net loss	$(248)	$(216)
Adjustments to reconcile consolidated net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	61	54
Stock-based compensation expense	275	259
Operating lease non-cash expense	32	30
Accretion on marketable securities, net	(12)	(19)
Other adjustments	(8)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	366	210
Prepaid expenses and other current assets	(27)	(12)
Deferred cost of revenue	(32)	(30)
Other assets	(5)	(5)
Accounts payable	(34)	18
Accrued expenses and other current liabilities	53	(5)
Developer exchange liability	(72)	7
Deferred revenue	302	175
Operating lease liabilities	(35)	(25)
Other long-term liabilities	13	3
Net cash and cash equivalents provided by operating activities	629	444
Cash flows from investing activities:
Acquisition of property and equipment	(33)	(17)
Purchases of investments	(2,017)	(1,170)
Maturities of investments	1,080	1,000
Sales of investments	293	152
Other investing activities	2	—
Net cash and cash equivalents used in investing activities	(675)	(35)
Cash flows from financing activities:
Proceeds from issuance of common stock	31	37
Net cash and cash equivalents provided by financing activities	31	37
Effect of exchange rate changes on cash and cash equivalents	(2)	1
Net increase/(decrease) in cash and cash equivalents	(17)	447
Cash and cash equivalents
Beginning of period	1,205	712
End of period	$1,188	$1,159
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities	$6	$15
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Roblox Corporation (the “Company” or “Roblox”) was originally incorporated in the state of Delaware in March 2004, and was reincorporated in Nevada in May 2025.
The Company operates an immersive gaming and creation platform (the “Roblox Platform” or “Platform”) that offers people millions of ways to be together, inviting its community to explore, create, and share endless unique games. Users are free to immerse themselves in games on the Roblox Platform and can acquire game-specific enhancements or avatar items by using purchased Robux, the Company’s virtual currency. Any user can be a creator on the Platform using Roblox Studio, a free software toolset. Creators build the games that are published on Roblox Client and can earn Robux by monetizing their developed games, IP licensing, creating and selling avatar items, or creating and selling Roblox Studio plugins.
2. Basis of Presentation and Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year ends on December 31.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC (the “2025 Annual Report”).
In the Company’s opinion, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended March 31, 2026 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other interim period.
For a discussion of the Company’s significant accounting policies, refer to the significant accounting policies as described in the Company’s consolidated financial statements and related notes included in the 2025 Annual Report.
In this Quarterly Report on Form 10-Q, the Company changed its financial statement presentation to round dollars from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior period disclosed amounts. Additionally, certain columns and rows within the financial statements and tables may not be presented due to rounding to zero. Lastly, percentages presented may not add to their respective totals due to rounding.
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
Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures,” which requires disclosure of certain costs and expenses in the notes of financial statements, including, amongst others, the amount of employee compensation expense and depreciation and amortization expense within each caption presented on the face of the income statement within continuing operations. Further, the disclosures require a qualitative description of the remaining cost and expense amounts within each relevant expense caption that are not separately disaggregated, as well as a description and the total amount of selling expenses. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The ASU can be early adopted and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact related to this ASU.
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
3. Revenue from Contracts with Customers
The following table summarizes revenue by region based on the billing country of users (in millions, except percentages):

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada(1)	$838	58%	$647	62%
Europe	295	20	194	19
Asia-Pacific, including Australia and New Zealand	169	12	109	11
Rest of world	140	10	85	8
Total	$1,442	100%	$1,035	100%
(1)The Company’s revenues in the United States were 55% of consolidated revenue for the three months ended March 31, 2026, and 59% for the three months ended March 31, 2025.
No individual country, other than the United States, exceeded 10% of the Company’s consolidated revenue for any period presented.

As a percentage of total virtual item-related revenue, durable and consumable revenues were as follows:

	Three Months Ended March 31,
	2026	2025
Durable virtual item revenue	88%	91%
Consumable virtual item revenue	12%	9%
Deferred Revenue
The Company receives payments from its users based on the payment terms established in its contracts. Such payments are initially recorded to deferred revenue and are recognized into revenue as the Company satisfies its performance obligations. The aggregate amount of revenue allocated to unsatisfied performance obligations is included in the Company’s deferred revenue balances.
The increase in deferred revenue for the three months ended March 31, 2026 was driven by sales during the period exceeding revenue recognized from the satisfaction of the Company’s performance obligations, which includes the revenue recognized during the period that was included in the current portion of deferred revenue at the beginning of the period. During the three months ended March 31, 2026, we recognized $1,221 million of revenue that was included in the current deferred revenue balance as of December 31, 2025.
4. Leases
On January 30, 2026, the Company executed lease agreements pursuant to which the Company will lease an additional 352,192 square feet of office space for two additional buildings at its corporate headquarters for lease terms of approximately 13 years each. The total incremental base rent under the agreements is approximately $403 million (net of rent abatement and tenant improvement allowances). As of March 31, 2026, the Company has not taken possession of this office space.
5. Cash Equivalents and Investments
The following is a summary of the Company’s cash equivalents and short-term and long-term investments (in millions):

	As of March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$1,009	$—	$—	$1,009	$1,009	$—	$—
U.S. Treasury securities	2,822	2	(4)	2,820	3	1,429	1,388
Subtotal	3,831	2	(4)	3,829	1,012	1,429	1,388
Level 2
U.S. agency securities	679	—	(4)	675	—	—	675
Commercial paper	424	—	—	424	—	424	—
Corporate debt securities	1,059	1	(3)	1,057	—	154	903
Subtotal	2,162	1	(7)	2,156	—	578	1,578
Total Debt Securities	$5,993	$3	$(11)	$5,985	$1,012	$2,007	$2,966
Equity Securities
Level 1
Mutual funds(1)				$4	$—	$4	$—
Total Equity Securities				$4	$—	$4	$—
Total Cash Equivalents and Investments	$5,993	$3	$(11)	$5,989	$1,012	$2,011	$2,966

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$1,010	$—	$—	$1,010	$1,010	$—	$—
U.S. Treasury securities	2,551	7	—	2,558	3	1,427	1,128
Subtotal	3,561	7	—	3,568	1,013	1,427	1,128
Level 2
U.S. agency securities	542	—	—	542	—	—	542
Commercial paper	325	—	—	325	—	325	—
Corporate debt securities	911	6	—	917	—	94	823
Subtotal	1,778	6	—	1,784	—	419	1,365
Total Debt Securities	$5,339	$13	$—	$5,352	$1,013	$1,846	$2,493
Equity Securities
Level 1
Mutual funds(1)				$4	$—	$4	$—
Total Equity Securities				$4	$—	$4	$—
Total Cash Equivalents and Investments	$5,339	$13	$—	$5,356	$1,013	$1,850	$2,493
(1)The equity securities relate to the Company’s nonqualified deferred compensation plan and are held in a rabbi trust.
As of March 31, 2026, all of the Company’s short-term debt investments have contractual maturities of one year or less and all of the Company’s long-term debt investments have contractual maturities between one and five years.
Changes in market interest rates, credit risk of borrowers, and overall market liquidity, amongst other factors, may cause the Company’s short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of March 31, 2026, the unrealized losses were primarily driven by increases in market interest rates following the date of purchase and the Company does not intend to sell, nor is it more likely than not it will be required to sell, such securities before recovering the amortized cost basis.
The following table presents fair values and gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of March 31, 2026
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$1,748	$(4)	$—	$—	$1,748	$(4)
U.S. agency securities	676	(4)	—	—	676	(4)
Corporate debt securities	522	(3)	—	—	522	(3)
Total	$2,946	$(11)	$—	$—	$2,946	$(11)

6. Other Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in millions):

	As of
	March 31, 2026	December 31, 2025
Prepaid expenses	$86	$63
Accrued interest receivable	39	35
Other current assets	13	11
Total prepaid expenses and other current assets	$138	$109
Property and equipment, net
Property and equipment, net, consisted of the following (in millions):

	As of
	March 31, 2026	December 31, 2025
Servers and related equipment and software	$1,165	$1,065
Computer hardware and software licenses	59	59
Furniture and fixtures	3	2
Leasehold improvements	269	263
Construction in progress	12	11
Prepayments for purchase of equipment and construction in progress	81	169
Total property and equipment	1,589	1,569
Less accumulated depreciation and amortization	(740)	(684)
Property and equipment—net	$849	$885
Construction in progress primarily relates to leasehold improvements for the Company’s leased office buildings and networking and other infrastructure equipment to support the Company’s data centers.
Total depreciation and amortization expense of property and equipment was $60 million for the three months ended March 31, 2026 and $50 million for the three months ended March 31, 2025.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of
	March 31, 2026	December 31, 2025
Accrued operating expenses and liabilities	$164	$67
Short-term operating lease liabilities	155	151
Accrued interest on the 2030 Notes	16	6
Taxes payable	79	99
Accrued compensation and other employee related liabilities	19	48
Short-term debt	—	15
Other current liabilities	2	10
Total accrued expenses and other current liabilities	$435	$396

7. Debt
2030 Notes
On October 29, 2021, the Company issued $1.0 billion aggregate principal amount of its 3.875% Senior Notes due 2030 (the “2030 Notes”). The 2030 Notes mature on May 1, 2030. The 2030 Notes bear interest at a rate of 3.875% per annum. Interest on the 2030 Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2022.
The aggregate proceeds from the offering of the 2030 Notes were approximately $988 million, after deducting lenders costs and other issuance costs incurred by the Company. The issuance costs of $12 million are amortized into interest expense using the effective interest method over the term of the 2030 Notes.
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
The 2030 Notes are unsecured obligations and the Indenture contains covenants limiting the Company and its subsidiaries’ ability to: (i) create certain liens and enter into sale and lease-back transactions; (ii) create, assume, incur, or guarantee certain indebtedness; or (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of the Company and its subsidiaries’ assets to another person. These covenants are subject to a number of limitations and exceptions set forth in the Indenture and non-compliance with these covenants may result in the accelerated repayment of the 2030 Notes and any accrued and unpaid interest.
As of March 31, 2026, the Company was in compliance with all of its covenants under the Indenture.

The net carrying amount of the 2030 Notes, which is presented as a component of long-term debt in the Company’s condensed consolidated financial statements, was as follows (in millions):

	As of
	March 31, 2026	December 31, 2025
Principal	$1,000	$1,000
Unamortized issuance costs	(7)	(7)
Net carrying amount	$993	$993
Interest expense related to the 2030 Notes, which includes amortization of debt issuance costs, was $10 million for each of the three months ended March 31, 2026 and 2025.
The debt issuance costs for the 2030 Notes are amortized to interest expense over the term of the 2030 Notes using an annual effective interest rate of 4.05%.
As of March 31, 2026 and December 31, 2025, the estimated fair value of the 2030 Notes was approximately $943 million and $958 million, respectively, determined based on the last trading price of the 2030 Notes during the reporting period (a Level 2 input).
Joint Venture Financing
Refer to Note 12, “Joint Venture”, in the notes to the condensed consolidated financial statements for additional information on debt issued by the Company’s consolidated subsidiary, Roblox China Holding Corp.
8. Commitments and Contingencies
Lease Commitments—The Company leases office facilities and space for data center operations under operating leases expiring in various years through 2035 for leases that have commenced and 2041 for leases that have not yet commenced. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. All of the Company’s leases are accounted for as operating leases. There has been no material change in the Company’s lease commitments during the three months ended March 31, 2026, except for lease commitments primarily related to office facilities and data centers in the ordinary course of business.
Purchase Obligations—Non-cancellable contractual purchase obligations primarily consist of contracts associated with data center hosting providers, software vendors, and payment processors. There have been no material changes in the Company’s purchase obligations during the three months ended March 31, 2026, other than non-cancellable purchase commitments made in the ordinary course of business, primarily related to data center hosting providers, software vendors, and payment processors.
Letters of Credit—The Company has letters of credit in connection with its operating leases which are not reflected in the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. There have been no material changes to the Company’s letters of credit during the three months ended March 31, 2026.
Legal Proceedings—The Company is and may in the future become involved in various legal matters, including investigations, proceedings, claims, litigation, and other legal matters, such as those described below. The Company intends to defend itself vigorously in all such matters. The Company has and may continue to incur substantial legal fees, which are expensed as incurred.
As of March 31, 2026 and December 31, 2025, the Company accrued for losses related to matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated, certain of which are described in more detail below. The Company considered the progress of these matters, the opinions and views of its legal counsel and outside advisors, its experience and settlements in similar matters, and other factors in arriving at the conclusion that a potential loss was probable. For all other legal matters, the Company cannot determine a reasonable estimate of the maximum possible loss or range of loss given the inherent uncertainty based on the facts and circumstances of such matters at this time. The maximum amount of liability that may ultimately result cannot be predicted with absolute certainty and the ultimate resolution of one or more of these matters could ultimately have a material adverse effect on the Company’s operations.

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
In recent periods, there has been increased regulatory and litigation focus on areas that impact the Company’s business, including the protection of minors online and digital safety overall. As a result, the Company has become subject to regulatory investigations and/or legal proceedings from both regulators and individuals relating to, among other things, claims arising from allegations that the Company has facilitated gambling by users of the Platform, including by minors, that the Platform is unsafe, that the Company has misrepresented the safety of the Platform, that the Company has failed to warn of or misrepresented the risk of encountering bad actors on the Platform, that the Company provides inadequate safety controls on the Platform, that the Platform is addictive, that the Terms of Use are not enforceable against minors and that the Company unlawfully or unfairly benefits from child labor. Various state attorneys general have filed claims, announced the intent to file claims, or commenced investigations against the Company based on various state laws and causes of action primarily relating to youth-related consumer protection and digital safety matters. As of April 30, 2026, states that have filed suit include Florida, Iowa, Kentucky, Louisiana, Nebraska, Texas, and Tennessee. Each action is unique to the applicable state laws. These legal proceedings are still in the early stages of litigation. However, in State of Texas v. Roblox Corporation, the Travis County District Court granted in part and denied in part on March 6, 2026 the Company’s motion to dismiss a complaint filed by the State of Texas on November 6, 2025. The complaint asserts claims for violations of the Texas Deceptive Trade Practices Act and Texas’ common nuisance law, alleges that the Company failed to adequately protect children on the Platform, and seeks civil penalties, declaratory and injunctive relief, and attorneys’ fees and costs. The court dismissed Texas’ common nuisance claim but allowed the Deceptive Trade Practices Act claim to proceed. The Company anticipates filing or has filed motions to dismiss that are currently pending in the remainder of these cases. At this time, the Company is unable to reasonably estimate the loss or range of loss, if any, arising from any of the above-referenced matters.
In addition, the Company entered into settlement agreements with certain states, including Alabama, Nevada, and West Virginia in April 2026, and is in negotiations with certain other states regarding similar youth-related consumer protection and digital safety matters. During the three months ended March 31, 2026, the Company accrued $57 million of expense within general and administrative expense associated with both settlement agreements and settlement discussions that actually occurred, including developments through the date of this filing. The amounts accrued relate to cash payments owed to the states with no future obligating events.

Certain elements of the settlements and/or settlement proposals have not been accrued as of March 31, 2026. These include commitments for public service campaigns, headcount for law enforcement liaisons, costs associated with implementing certain Platform and policy changes, and/or liquidated damages if certain settlement terms are deemed to be breached in the future. Such commitments will be expensed as incurred or in the case of liquidated damages, will be expensed only if a breach is considered probable to occur. Outside of the amounts accrued, the Company currently is unable to reasonably estimate the loss or range of loss, if any, arising from unasserted claims with other jurisdictions given the inherent uncertainty around future settlement discussions (if any), including, but not limited to, structure and amount of settlement terms and the timing of any future Company commitments, as well as the diversity of state laws. Additionally, there can be no assurance that any settlement proposals will be accepted by any of the state attorney general counterparties with whom the Company is currently in negotiations or may engage with in the future.
Indemnification—In the ordinary course of business, the Company enters into agreements that may include indemnification provisions of varying scope and terms with other parties, including vendors and business partners. The Company has also entered into indemnification agreements with its directors, officers, and certain other employees. Pursuant to such agreements, the Company may indemnify, hold harmless, and defend an indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. To date, the Company has not incurred material costs related to these indemnification provisions.
9. Stockholders’ Equity
Class A and Class B common stock are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted.
The Company reserved shares of common stock for future issuance as follows (in thousands):

	As of
	March 31, 2026	December 31, 2025
Stock options outstanding	8,267	9,178
Restricted Stock Units (“RSUs”) outstanding	21,848	24,524
Performance Stock Units (“PSUs”) outstanding(1)	2,822	2,719
2020 Equity Incentive Plan	144,733	112,747
2020 Employee Stock Purchase Plan	32,632	26,072
Other awards and warrants outstanding or unreleased	345	342
Total	210,647	175,582
(1)For awards with ongoing performance periods as of the respective balance sheet date, the shares of common stock reserved for future issuance are included at maximum achievement levels.
10. Stock-Based Compensation Expense
Stock-based compensation expense was as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Infrastructure and trust & safety	$35	$34
Research and development	192	177
General and administrative	37	36
Sales and marketing	11	12
Total stock-based compensation expense	$275	$259

Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding
	Number of Shares Subject to Options (in thousands)	Weighted-Average Exercise Price (per Option)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balances as of December 31, 2025	9,178	$3.64	3.07	$710
Cancelled, forfeited, and expired	(17)	$1.05
Exercised	(894)	$3.54
Balances as of March 31, 2026	8,267	$3.66	2.85	$437
RSUs and PSUs
The following table summarizes the Company’s RSUs and PSUs activities, excluding the 2024 CEO PSU Award, which is described in more detail in the following section:

	Unvested RSUs Outstanding		Unvested Management PSUs Outstanding(1)
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per Share)	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per Share)
Unvested as of December 31, 2025	24,524	$63.59	1,826	$51.78
Granted	3,284	$71.45	773	$72.52
Vested	(5,012)	$53.47	(411)	$41.32
Cancelled	(948)	$61.66	(124)	$52.30
Unvested as of March 31, 2026	21,848	$67.18	2,064	$61.60
(1)Includes PSUs issued to certain members of management (the “Management PSUs”) in each of the years 2023 through 2026 and excludes the 2024 CEO PSU Award, which is described in more detail below. The Management PSUs include awards with financial performance-based targets and market performance-based targets. All unvested PSU grants and balances are shown at the aggregate maximum number of shares that were granted and may be earned and issued with respect to each award over its full term (up through any applicable cancellation). Stock-based compensation expense recognized related to the Management PSUs was $7 million during the three months ended March 31, 2026 and $6 million during the three months ended March 31, 2025.
Certain PSU and RSU Grants
CEO Long-Term Performance Award
In February 2021, the Leadership Development and Compensation Committee granted a PSU award (the “CEO Long-Term Performance Award”) under the Company’s 2017 Amended and Restated Equity Incentive Plan, which provided the Company’s CEO, Mr. Baszucki, the opportunity to earn a maximum number of 11.5 million shares of Class A common stock. The CEO Long-Term Performance Award would have vested upon the satisfaction of a service condition and achievement of certain Class A common stock price targets over five years. The Leadership Development and Compensation Committee approved the cancellation of the CEO-Long Term Performance Award on March 1, 2024, as further discussed below. The Class A common stock price targets were not achieved and therefore no shares vested under the CEO Long-Term Performance Award prior to its cancellation.
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

As of the Modification Date, total subsequent stock-based compensation expense to be recognized was measured as (i) the remaining unrecognized stock-based compensation expense related to the grant date fair value of the CEO Long-Term Performance Award of $84 million and (ii) the incremental fair value resulting from the modification, if any. To estimate the incremental fair value resulting from the modification (if any), the Company first estimated the fair value of the modified CEO Long-Term Performance Award immediately prior to the Modification Date using a model based on multiple stock price outcomes developed through the use of a Monte Carlo simulation that incorporated into the valuation the possibility that the stock price targets may not be satisfied. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, the risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period, and expected dividend yield. On the Modification Date, the estimated fair value of the CEO Long-Term Performance Award immediately prior to the modification was greater than the estimated fair value of the 2024 CEO Award (which was generally estimated based on the Modification Date fair value of the Class A common stock underlying the 2024 CEO Award, with consideration of the probability of achievement against the pre-established performance measures). As a result, the modification did not result in any incremental stock-based compensation expense and therefore, as of the Modification Date, total subsequent stock-based compensation expense to be recognized totaled $84 million. Of the total estimated stock-based compensation expense, 75% of the value was allocated to the 2024 CEO PSU Award with the remaining 25% allocated to the RSUs, based on the relative value of the two awards on the Modification Date.
Under the 2024 CEO PSU Award, the number of shares earned ranged from 0% to 200% of the target number of shares based on the Company’s performance against two independent performance measures relative to pre-established thresholds during a two-year performance period that ended on December 31, 2025. The two independent performance measures were the Company’s cumulative (i) bookings during the performance period, as defined in the grant agreement with Mr. Baszucki and (ii) Adjusted EBITDA during the performance period, which correlates to the covenant Adjusted EBITDA calculation used in certain covenant calculations specified in the Indenture (the “PSU Adjusted EBITDA”). Further, the award is subject to Mr. Baszucki’s continuous service with the Company through each vesting date. In the first quarter of 2026, 67% of the award earned vested and the remaining 33% of the award earned, will vest in four equal quarterly installments thereafter beginning in the second quarter of 2026. The Company recognizes stock-based compensation expense for the 2024 CEO PSU Award on an accelerated attribution method over the requisite service period of each separately vesting tranche. Actual performance against the pre-established thresholds under the 2024 CEO PSU Award has no impact on the subsequent stock-based compensation expense recognized.
The target number of shares under the 2024 CEO PSU Award was 446,534 in aggregate, with 80% of the target number of shares allocated to the cumulative bookings performance measure and 20% of the target number of shares allocated to the cumulative PSU Adjusted EBITDA performance measure. Based on actual performance through the end of the performance period ending on December 31, 2025, a total of 893,068 shares were earned under the 2024 CEO PSU Award, with vesting subject to Mr. Baszucki’s continued service with the Company through the applicable vesting date. In the three months ended March 31, 2026, 598,355 of those shares vested.
The Company recorded $5 million and $7 million of stock-based compensation expense related to the 2024 CEO PSU Award during the three months ended March 31, 2026 and 2025, respectively, within general and administrative expenses.
Under the 2024 CEO Award, Mr. Baszucki was granted 148,844 RSUs which vest quarterly over a three-year service period beginning March 1, 2024, subject to Mr. Baszucki’s continued service with the Company through the applicable vesting date.
Employee Stock Purchase Plan
The Company recorded $7 million of stock-based compensation expense related to the 2020 ESPP during the three months ended March 31, 2026 and $4 million during the three months ended March 31, 2025.

11. Accumulated Other Comprehensive Income/(Loss)
The following table shows a summary of changes in accumulated other comprehensive income/(loss) by component for the three months ended March 31, 2026 (in millions):

	Foreign Currency Translation	Unrealized Gains/ (Losses) on Available-For-Sale Debt Securities	Total
Balance as of December 31, 2025	$4	$13	$17
Other comprehensive income/(loss), net of tax, before reclassifications	(1)	(20)	(21)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	—	(1)	(1)
Change in accumulated other comprehensive income/(loss), net of tax	(1)	(21)	(22)
Balance as of March 31, 2026	$3	$(8)	$(5)
12. Joint Venture
Background
In February 2019, the Company entered into a joint venture agreement with Songhua River Investment Limited (“Songhua”), an affiliate of Tencent Holdings Ltd., to create Roblox China Holding Corp. (in which the Company holds a 51% ownership interest as it relates to the voting shares). Songhua contributed $50 million in capital in exchange for a 49% ownership interest in Roblox China Holding Corp. The business of the joint venture (either directly or indirectly through the joint venture’s wholly owned subsidiaries) is to engage in the (i) development, localization, and licensing of the Roblox application to Shenzhen Tencent Computer Systems Co., Ltd. for operation and publication as a game in China, and (ii) development, localization, and licensing to creators of a Chinese version of the Roblox Studio and to oversee relations with local Chinese creators.
The joint venture is consolidated into the Company’s condensed consolidated financial statements as the Company maintains a controlling financial interest through voting rights, while the minority member of the joint venture does not have substantive participating rights or veto rights. The Company classifies the 49% ownership interest held by Songhua as a noncontrolling interest on its condensed consolidated balance sheets.
Joint Venture Financing
On May 10, 2023, Roblox China Holding Corp. (the “Borrower”) issued $30 million aggregate principal debt which would have matured on May 10, 2026 (the “JV Notes”). In the first quarter of 2026, the Borrower extended the maturity date of the JV Notes by two years to May 10, 2028.
The JV Notes were funded by the Company and Songhua (collectively, the “Lenders”) in the amounts of $15 million each. The JV Notes bear interest at a rate of 6.0% per annum, with accrued interest payable on the final maturity date.
At any point, the Lenders may voluntarily convert the JV Notes into voting shares of the Borrower, provided that immediately after such conversion, the Lenders continue to own the same percentage of voting shares in the Borrower as they did immediately prior to the conversion. The conversion ratio will be determined at the time of such conversion (if any), and will be determined by dividing the then fair value of the Borrower’s voting shares (as mutually agreed to by the Lenders and Borrower) into the sum of the unpaid principal and accrued interest.
The portion of the JV Notes outstanding to Songhua is reflected in the Company’s condensed consolidated financial statements as long-term debt, net as of March 31, 2026 and within accrued expenses and other current liabilities as of December 31, 2025, at its principal amount, while the portion outstanding to the Company – including any related interest expense – is eliminated upon consolidation. Interest expense related to the JV Notes was not material for any of the periods presented.

13. Income Taxes
The Company is subject to federal and state income tax in the United States, as well as foreign tax jurisdictions in which it conducts business. The Company does not provide for U.S. income taxes or foreign withholding taxes on the undistributed earnings of its profitable foreign subsidiaries because it intends to permanently reinvest such earnings in foreign operations.
The provision for/(benefit from) income taxes for the three months ended March 31, 2026 and 2025 consisted of immaterial federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance on its federal, state, and certain foreign net deferred tax assets as it is not likely that the deferred assets will be utilized. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowance on the Company’s deferred tax assets.
14. Basic and Diluted Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except number of shares which are reflected in thousands and per share data):

	Three Months Ended March 31,
	2026	2025
Basic and diluted net loss per share
Numerator
Consolidated net loss	$(248)	$(216)
Less: net loss attributable to noncontrolling interest	(2)	(1)
Net loss attributable to common stockholders	$(246)	$(215)
Denominator
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	711,697	671,657
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.32)
The potential shares of common stock that were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive are as follows (in thousands):

	As of March 31,
	2026	2025
Stock options outstanding	8,267	22,815
RSUs outstanding	21,848	32,758
2020 ESPP	1,868	832
Other awards(1) and warrants outstanding or unreleased	1,322	543
Total	33,305	56,948
(1)Other awards include the actual or hypothetical number of unvested shares earned under the Company’s PSU awards, based on actual performance as of the respective balance sheet date.

15. Reportable Segments
The following represents segment information for the Company’s single operating segment, for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Revenue	$1,442	$1,035
Add (deduct):
Cost of revenue(1)	(294)	(225)
Developer exchange fees	(423)	(282)
Adjusted infrastructure expenses(2)	(185)	(130)
Adjusted trust & safety expenses(2)	(85)	(68)
Personnel costs, excluding stock-based compensation expense and excluding infrastructure and trust & safety personnel costs	(252)	(208)
Stock-based compensation expense, excluding infrastructure and trust & safety stock-based compensation expense	(240)	(225)
Depreciation and amortization expense	(61)	(54)
Other segment items(3)	(194)	(94)
Interest income	55	46
Interest expense	(10)	(10)
(Provision for)/benefit from income taxes	(1)	(1)
Consolidated net loss	$(248)	$(216)
(1)Depreciation of servers and infrastructure equipment is included in infrastructure and trust & safety expenses in the Company’s condensed consolidated statement of operations.
(2)Adjusted infrastructure and adjusted trust & safety expenses exclude depreciation and amortization expense.
(3)Other segment items primarily include expenses for professional services, facilities, advertising and promotions, transactional taxes, and other income/(expense), net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC (the “2025 Annual Report”). This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, that involve risks, uncertainties, and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and “Special Note Regarding Operating Metrics” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future. Unless the context otherwise requires, all references in this report to “Roblox,” the “Company,” “we,” “our,” “us,” or similar terms refer to Roblox Corporation and its subsidiaries.
Because certain reported amounts are rounded, the sum of the respective components reported for these amounts may not equal the total amount reported and the percentages presented may not add to their respective totals. Additionally, certain columns and rows may be presented as zero or not presented at all due to rounding to zero.
Overview
People from around the world come to Roblox every day to connect. Together they create, play, work, learn, and connect with each other in games built by our global community of creators. Roblox is powered by user-generated content and draws inspiration from gaming, entertainment, social media, and even toys.
Our immersive gaming and creation Platform consists of the Roblox Client, the Roblox Studio, and the Roblox Cloud (collectively, the “Roblox Platform” or the “Platform”). Roblox Client is the free application that allows users to explore immersive games. Roblox Studio is the free toolset that allows creators to build, publish, and operate immersive games and other content accessed with the Roblox Client. Roblox Cloud includes the services and infrastructure that power our Platform. We are continually innovating our Platform by investing in high fidelity avatars, more realistic games, artificial intelligence (“AI”) tools, and other connection features.
Our mission is to connect a billion users with optimism and civility. We are constantly improving the ways in which our Platform supports shared games, ranging from how these games are built by an engaged community of creators to how they are enjoyed and safely accessed by users across the globe. We also believe there is a strong potential to capture a greater percentage of the global gaming market within the Roblox ecosystem. Our goal is to make it as easy as possible for creators to build better and safer games, and ultimately reach more users. We continue to invest in creating tools for our creators designed to promote key game genres and deepen engagement on our Platform.
Consistent with our free to use business model, a small portion of our users have historically been payers. For example, in the three months ended March 31, 2026, of our 132 million average Daily Active Users (“DAUs”), only approximately 1.9 million represented our average daily unique paying users. Similarly, in the three months ended March 31, 2026, our average daily bookings per DAU was $0.15, whereas our average daily bookings per daily unique paying user was $10.17. We believe that maintaining and growing our overall number of users, including the number of users who may not purchase and spend Robux, is important to the success of our business. As a result, we believe that the number of users who choose to purchase and spend Robux will continue to constitute a small portion of our overall users.
We are constantly innovating our safety tools and launching new safeguards to promote a safe and enjoyable environment for our users. As our safety teams continue to innovate and use advancements in technology to help users feel safe on our Platform, we expect to continue to implement Platform policy, product, technology and other changes, including in anticipation of and in response to regulatory requirements and evolving guidance from leading global organizations focused on child and internet safety in the U.S. and abroad. We continue to develop, test, and implement new systems designed to age-check users prior to accessing chat on our Platform. In addition, we recently announced Roblox Kids and Roblox Select, which are new account types designed to provide children and younger teens with age-appropriate games and safety features that we intend to launch in June 2026. Our safety changes have impacted and may continue to impact engagement, retention, revenue, and bookings.
Our primary areas of investment have been, and we expect will continue to be, our creator community, and the people, technology, and infrastructure, including our trust and safety systems, required to keep improving the Roblox Platform while maintaining and building a safe and civil digital community. These areas of focus are how we drive the business, and along with payment processing fees, represent our primary operating costs.

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

Hours Engaged
We define hours engaged as the time spent by our users on the Platform. We calculate total hours engaged as the aggregate of user session lengths in a given period. We estimate this length of time using internal company systems that track user activity on our Platform as discrete events, and aggregate these discrete activities into a user session. A given user session on our Platform may include, among other things, time spent in games, in Roblox Studio, in Platform features such as chat and avatar personalization, in the Creator Store, and some amount of non-active time due to limits within the tracking systems and our estimation methodology. We believe that the long-term growth in hours engaged reflects the increasing value of our Platform.

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
Generally over time, as the content and functionality of our Platform improves and DAUs increase in tenure, hours engaged tend to go up. Similarly, we expect more users to become payers. Further, we expect growth in our payers and improvements in our products and strategy to lead to growth in revenue and bookings. Within any given period, the relative behavior of the metrics has not been, and will not always be, consistent. Additionally, engagement and monetization trends may vary depending on a wide variety of factors, including, but not limited to, the popularity and virality of certain games and the mix of users from different regions.

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
We believe bookings provide a timelier indication of trends in our operating results that are not necessarily reflected in our revenue as a result of the fact that we recognize the majority of revenue over the estimated average lifetime of a paying user. The change in deferred revenue constitutes the vast majority of the reconciling difference from revenue to bookings. By removing these non-cash adjustments, we are able to measure and monitor our business performance based on the timing of actual transactions with our users and the cash that is generated from these transactions. Over the long term, the factors impacting our revenue and bookings trends are the same. However, in the short term, there are factors that may cause revenue and bookings trends to differ.
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to bookings, for each of the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Reconciliation of revenue to bookings:
Revenue	$1,442	$1,035
Add (deduct):
Change in deferred revenue	299	178
Other	(10)	(6)
Bookings	$1,731	$1,207

Adjusted EBITDA
Adjusted EBITDA represents our GAAP consolidated net loss, excluding interest income, interest expense, other (income)/expense, net, provision for/(benefit from) income taxes, depreciation and amortization expense, stock-based compensation expense, and certain other non-routine adjustments and differs from Covenant Adjusted EBITDA which is used in certain covenant calculations specified in the indenture governing our senior notes due 2030 (the “Indenture”). Refer to the section titled “Liquidity and Capital Resources” for the definition of and discussion on Covenant Adjusted EBITDA.
We believe that, when considered together with reported GAAP amounts, Adjusted EBITDA is useful to investors and management in understanding our ongoing operations and operating trends. Our definition of Adjusted EBITDA may differ from the definition used by other companies and therefore comparability may be limited.
The following table presents a reconciliation of consolidated net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Reconciliation of consolidated net loss to Adjusted EBITDA:
Consolidated net loss	$(248)	$(216)
Add (deduct):
Interest income	(55)	(46)
Interest expense	10	10
Other (income)/expense, net	(2)	(4)
Provision for/(benefit from) income taxes	1	1
Depreciation and amortization expense	61	54
Stock-based compensation expense	275	259
Legal settlement expenses(1)	57	—
Adjusted EBITDA	$99	$58
(1)Includes legal settlement expenses related to settlement negotiations with certain states regarding youth-related consumer protection and digital safety matters. The Company has determined that these matters arise outside of the ordinary course of business, have limited historical precedent, are unpredictable in their magnitude, scope, and timing, and as a result are distinct from routine expenses incurred in ongoing operations.
Free cash flow
Free cash flow represents the net cash and cash equivalents provided by operating activities, less purchases of property and equipment, and intangible assets acquired through asset acquisitions. We believe that free cash flow is a useful indicator of our unit economics and liquidity that provides information to management and investors about the amount of net cash and cash equivalents generated from our core operations that, after the purchases of property and equipment, and intangible assets acquired through asset acquisitions, can be used for strategic initiatives.
The following table presents a reconciliation of net cash and cash equivalents provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, for each of the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Reconciliation of net cash and cash equivalents provided by operating activities to free cash flow:
Net cash and cash equivalents provided by operating activities	$629	$444
Deduct:
Acquisition of property and equipment	(33)	(17)
Free cash flow	$596	$427
Acquisition of property and equipment primarily includes leasehold improvements related to our leased office spaces and data centers, servers, infrastructure equipment, and capitalized software licenses.

Components of Results of Operations
Revenue
We generate substantially all of our revenue through the sale of or access to virtual items to users, enabling them to enhance their experience on the Roblox Platform. We recognize revenue over the estimated period of time the virtual items are available to the user on the Roblox Platform (estimated average lifetime of a paying user) which we refer to as durable virtual revenue, or at the time the virtual item is consumed, which we refer to as consumable revenue. We expect the mix of durable and consumable revenues to fluctuate based on user purchasing preferences, the variety of virtual content being offered by creators, and seasonal variations, amongst other factors, with higher consumable virtual item purchases resulting in higher revenue from bookings generated in the same period.
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
Personnel costs generally include employee expenses (salaries, benefits, and stock-based compensation expense) and contractor expenses, and are reflected in each expense category, with the exception of cost of revenue and developer exchange fees. In the three months ended March 31, 2026 and 2025, personnel costs were $565 million and $497 million, respectively.
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
Cost of revenue as a percentage of revenue is affected by shifts in user purchasing preferences and trends, including those influenced by Robux offerings made by the Company, such as differential Robux pricing. Differential Robux pricing offers more Robux for users purchasing Robux through payment processing channels with lower transaction processing fees. Since the introduction of differential Robux pricing, we have seen some shift of our sales towards distribution channels with lower transaction processing fees, such as desktop and prepaid cards. In the future, we expect the overall distribution channel mix to shift based on user purchasing preferences, including those influenced by Robux offerings made by the Company, demographics, and seasonal variations.
Developer exchange fees
Developer exchange fees expense represent the fiat currency amount that qualified and registered creators in the Developer Exchange Program are eligible to be paid. Creators that qualify for our Developer Exchange Program are eligible to be paid fiat currency by Roblox based on the amount of earned Robux the creator has accumulated through the Platform. Creators must meet certain conditions, such as having accumulated the minimum amount of earned Robux required to qualify for the program, and having a verified creator account in good standing to be eligible to participate in our Developer Exchange Program. Creators can accumulate earned Robux by monetizing a developed game, IP licensing, creating and selling avatar items, or creating and selling Roblox Studio plugins.

Through July 23, 2025, creators were also able to accumulate earned Robux through our Engagement-Based Payouts (“EBP”) Program which allowed creators to accumulate earned Robux based on the share of time that Roblox Premium subscribers engage in their game. Beginning July 24, 2025, our EBP Program was replaced by our Creator Rewards Program that allows creators who publish games to accumulate earned Robux based on the achievement of various metrics that we believe drive user engagement and monetization supporting the long-term health of our Platform. We expect that moving forward, the aggregate developer exchange fee expense related to the Creator Rewards Program will exceed the aggregate developer exchange fee expense related to the legacy EBP Program.
On January 31, 2022, we reduced the minimum amount of earned Robux required to qualify for the Developer Exchange Program from 100,000 Robux to 50,000 Robux and subsequently on January 31, 2023, we further reduced the minimum requirement from 50,000 Robux to 30,000 Robux. We believe these reductions in the minimum amounts required incentivize our creator community, while promoting its long-term growth and health. As of March 31, 2026, over 38,000 creators qualified for and were registered in our Developer Exchange Program.
We continue to focus on increasing creator earnings by (i) creating new earnings methods and enhancing existing ones and (ii) passing on efficiencies realized in other areas of our business. For example, beginning September 5, 2025 and applying prospectively, we increased the amount creators can receive in fiat currency based on earned Robux by 8.5%. Furthermore, we recently announced an increase in our Developer Exchange rate designed to further reward creation of novel games. Starting June 8, 2026, we will increase the effective earnings for eligible in-game spend generated by age-checked U.S. users 18 or older.
Infrastructure and trust & safety
Infrastructure and trust & safety expenses consist primarily of expenses related to the operation of our data centers and technical infrastructure. These costs include third-party service provider costs, such as cloud computing or other hosting and data storage, facilities-related expenses for our co-located data centers and edge data centers that we lease and operate, and network and bandwidth costs, as well as depreciation and associated support and maintenance costs of our servers and infrastructure equipment. Depreciation and amortization expense related to infrastructure and trust & safety in the three months ended March 31, 2026 was $54 million and in the three months ended March 31, 2025 was $44 million.
We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support more sophisticated content, more users, and increased engagement. Over the long term, as our Platform continues to grow, we expect to increase our investment to support our global infrastructure, including expanding our graphics processing units infrastructure both in our owned and operated data centers and in the public cloud. We intend to achieve scalability by building and maintaining our own technical infrastructure, while generating operating leverage over the long term.
Infrastructure and trust & safety expenses also include personnel costs, moderation and customer support related costs, and allocated overhead expenses. We have been and expect to continue investing in AI and automation to increase the accuracy and efficiency of our safety moderation and customer support related efforts, which has increased the quality of our safety and civility systems.
Research and development
Research and development expenses consist primarily of personnel costs and allocated overhead expenses for our engineering, design, product management, data science, and other employees engaged in maintaining and enhancing the functionality of the Platform. We plan to increase research and development expenses for the foreseeable future primarily driven by increased headcount to develop new features, functionality, and innovation of our Platform.
General and administrative
General and administrative expenses consist primarily of personnel costs and allocated overhead for our finance and accounting, legal, human resources, talent acquisition, and other administrative teams. General and administrative expenses also include professional services fees such as outside legal, accounting, audit, outsourcing services, and other corporate expenses, as well as certain accruals and settlements associated with legal proceedings. We generally expect general and administrative expenses to increase for the foreseeable future, primarily to support the growth and increasing complexity of our business.

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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue for each period presented (in millions, except number of shares which are reflected in thousands, per share data, and percentages):

	Three Months Ended March 31,
	2026		2025
Revenue	$1,442	100%	$1,035	100%
Costs and expenses:
Cost of revenue(1)	294	20	225	22
Developer exchange fees	423	29	282	27
Infrastructure and trust & safety	324	22	242	23
Research and development	422	29	374	36
General and administrative	209	14	119	12
Sales and marketing	64	4	48	5
Total costs and expenses	1,736	120	1,290	125
Loss from operations	(294)	(20)	(255)	(25)
Interest income	55	4	46	4
Interest expense	(10)	(1)	(10)	(1)
Other income/(expense), net	2	—	4	—
Loss before income taxes	(247)	(17)	(215)	(21)
Provision for/(benefit from) income taxes	1	—	1	—
Consolidated net loss	(248)	(17)	(216)	(21)
Net loss attributable to noncontrolling interest(2)	(2)	—	(1)	—
Net loss attributable to common stockholders	$(246)	(17)%	$(215)	(21)%
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)		$(0.32)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	711,697		671,657
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
(2)Our condensed consolidated financial statements include our majority-owned subsidiary Roblox China Holding Corp. The ownership interest of a minority investor, Songhua River Investment Limited, is recorded as a noncontrolling interest.

Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Year-Over-Year
	2026	2025	% Change

	(dollars in millions)
Revenue	$1,442	$1,035	39%
Revenue increased $407 million, or 39%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is primarily due to a higher amortization of prior period deferred revenue and an increase in revenue recognized from current period bookings. The increase in revenue recognized from current period bookings was driven by an increase in bookings, coupled with an increase in consumable virtual item-related revenue, which accounted for 12% of virtual-item related revenue during the three months ended March 31, 2026 as compared to 9% in the three months ended March 31, 2025.
The increase in bookings during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by a higher average number of daily unique paying users during the current period, which increased to approximately 1.9 million during the three months ended March 31, 2026 from approximately 1.2 million during the three months ended March 31, 2025. The average number of daily unique paying users represents the number of user accounts that made a payment on the Platform, including redemption of prepaid cards for Robux, on an average daily basis during the respective period.
Cost of revenue

	Three Months Ended March 31,		Year-Over-Year
	2026	2025	% Change

	(dollars in millions)
Cost of revenue	$294	$225	31%
Cost of revenue increased $69 million, or 31%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is primarily due to an increase of $71 million in expense associated with payment processing fees, largely from higher amortization of prior period deferred payment processing fees and an increase in expense associated with current period payment processing fees driven by the related growth in bookings. The increase in cost of revenue recognized from current period payment processing fees was also driven by the aforementioned increase in consumable virtual item-related revenue, as the payment processing fees are expensed over the same period as the respective revenue.
Developer exchange fees

	Three Months Ended March 31,		Year-Over-Year
	2026	2025	% Change

	(dollars in millions)
Developer exchange fees	$423	$282	50%
Developer exchange fees increased $141 million, or 50%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is primarily driven by an increase in amounts earned by creators due to the growth in bookings over the same period. The growth in developer exchange fees exceeded the growth in bookings, primarily driven by (i) an 8.5% increase in the amount creators in our Developer Exchange Program can receive in fiat currency based on earned Robux accumulated, prospectively from September 5, 2025 onwards, (ii) the launch of Creator Rewards in July 2025, which generated higher expense than our legacy EBP program in the prior period, and (iii) differential Robux pricing which offers more Robux for users purchasing Robux through payment processing channels with lower transaction processing fees, which in turn increases the supply of Robux available for creators to accumulate.

Infrastructure and trust & safety

	Three Months Ended March 31,		Year-Over-Year
	2026	2025	% Change

	(dollars in millions)
Infrastructure and trust & safety	$324	$242	34%
Infrastructure and trust & safety expenses increased $82 million, or 34%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is primarily driven by an increase of $66 million related to data center and technical infrastructure expenses (including depreciation and amortization) and hosting costs associated with providing the Platform to our users. The increase was supplemented by an increase of $9 million in personnel costs, primarily due to an increase in headcount to support our infrastructure growth.
Research and development

	Three Months Ended March 31,		Year-Over-Year
	2026	2025	% Change

	(dollars in millions)
Research and development	$422	$374	13%
Research and development expenses increased $48 million, or 13%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is primarily due to an increase of $48 million in personnel costs, which includes an increase of $15 million in stock-based compensation expense, primarily due to growth in headcount supporting our engineering, design, and product teams.
General and administrative

	Three Months Ended March 31,		Year-Over-Year
	2026	2025	% Change

	(dollars in millions)
General and administrative	$209	$119	76%
General and administrative expenses increased $90 million, or 76%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is primarily due to $57 million in legal settlement accruals related to settlements and settlement negotiations with various states regarding youth-related consumer protection and digital safety matters. The increase also includes an increase of $16 million in professional services, primarily from legal fees associated with ongoing litigation and investigations, and an increase of $10 million in personnel costs, primarily due to growth in headcount.
Sales and marketing

	Three Months Ended March 31,		Year-Over-Year
	2026	2025	% Change

	(dollars in millions)
Sales and marketing	$64	$48	33%
Sales and marketing expenses increased $16 million, or 33%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is primarily due to an increase of $13 million in advertising and promotional expenses and an increase of $1 million in personnel costs, primarily due to growth in headcount.

Interest income, interest expense, other income/(expense), net, and provision for/(benefit from) income taxes

	Three Months Ended March 31,		Year-Over-Year
	2026	2025	% Change

	(dollars in millions)
Interest income	$55	$46	20%
Interest expense	$(10)	$(10)	—%
Other income/(expense), net	$2	$4	(50)%
Provision for/(benefit from) income taxes	$1	$1	—%
Interest income increased $9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to higher average investments in debt securities, partially offset by lower average interest rates.
Interest expense, other income/(expense), net, and provision for/(benefit from) income taxes were relatively flat (in terms of amount) for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Liquidity and Capital Resources
As of March 31, 2026 and December 31, 2025, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments of $6.2 billion and $5.5 billion, respectively, which were primarily held for working capital purposes, capital expenditures, and acquisitions. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
Since our inception, we have financed our operations primarily through cash generated from operations and, to a lesser extent, sales of convertible preferred stock, borrowings under our credit facilities, and the sale of our 2030 Notes. We require payment upfront for substantially all of our bookings.
On October 29, 2021, we issued the 2030 Notes, which will mature on May 1, 2030, unless earlier repurchased or redeemed. Interest is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2022. The net proceeds from the 2030 Notes issuance were approximately $988 million and we intend to use the net proceeds for general corporate purposes, which may include working capital purposes, capital expenditures, and acquisitions.
The 2030 Notes are unsecured obligations and the Indenture contains covenants limiting the Company and its subsidiaries’ ability to: (i) create certain liens and enter into sale and lease-back transactions; (ii) create, assume, incur, or guarantee indebtedness; or (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of the Company and its subsidiaries’ assets to another person, all of which are limited to amounts not to exceed the greater of $4.0 billion and 3.5x “Consolidated EBITDA” (as defined in the Indenture and referred to as “Covenant Adjusted EBITDA” throughout this section). Non-compliance with these covenants may result in the acceleration of repayment of the 2030 Notes and any accrued and unpaid interest.
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

The following table presents the calculation of Covenant Adjusted EBITDA in accordance with the terms of the Indenture, for each of the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Calculation of Covenant Adjusted EBITDA:
Consolidated net loss	$(248)	$(216)
Add (deduct):
Interest income	(55)	(46)
Interest expense	10	10
Other (income)/expense, net	(2)	(4)
Provision for/(benefit from) income taxes	1	1
Depreciation and amortization expense	61	54
Stock-based compensation expense	275	259
Legal settlement expenses(1)	57	—
Change in deferred revenue	299	178
Change in deferred cost of revenue	(32)	(31)
Covenant Adjusted EBITDA	$366	$205
(1)Includes legal settlement expenses related to settlement negotiations with certain states regarding youth-related consumer protection and digital safety matters. The Company has determined that these matters arise outside of the ordinary course of business, have limited historical precedent, are unpredictable in their magnitude, scope, and timing, and as a result are distinct from routine expenses incurred in ongoing operations.
As of March 31, 2026, contractual obligations related to the 2030 Notes are remaining payments of $39 million each year from 2026 through 2029 and $1.0 billion due in 2030. These amounts represent principal and interest cash payments over the term of the 2030 Notes based on the stated maturity date. Any future redemption of the 2030 Notes could impact the amount or timing of our cash payments. For more information regarding the 2030 Notes, refer to Note 7, “Debt” to the notes to condensed consolidated financial statements.
For all periods presented, we have generated losses from our operations and positive cash flows from operating activities. A substantial source of our net cash and cash equivalents provided by operating activities is our deferred revenue, which is included in our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of bookings for which we have not yet satisfied our performance obligations. Our deferred revenue obligation is recognized as revenue over the estimated average lifetime of a paying user or as the virtual items are consumed.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Condensed Consolidated Statements of Cash Flow Data:
Net cash and cash equivalents provided by operating activities	$629	$444
Net cash and cash equivalents used in investing activities	$(675)	$(35)
Net cash and cash equivalents provided by financing activities	$31	$37
Operating activities
Our largest source of operating cash is cash collection from sales of Robux and monthly subscriptions. Our primary uses of net cash and cash equivalents for operating activities are for payment processing fees, personnel-related expenses, data center and infrastructure-related operations, developer exchange fees, and other operating expenses.
During the three months ended March 31, 2026, net cash and cash equivalents provided by operating activities was $629 million, which consisted of consolidated net loss of $248 million, adjusted by non-cash charges of $348 million and net cash inflows from the change in net operating assets and liabilities of $529 million. The non-cash charges were primarily comprised of stock-based compensation expense of $275 million and depreciation and amortization expense of $61 million. The net cash and cash equivalents inflow from the change in our net operating assets and liabilities was primarily due to a $366 million decrease in accounts receivable due to the timing of collection of prior period bookings and a $302 million increase in deferred revenue, primarily due to bookings generated in the current period. The overall increase was offset by a $72 million decrease in our developer exchange liability, primarily driven by the timing of payments, and a $35 million decrease in our operating lease liabilities, driven by lease payments.
Investing activities
During the three months ended March 31, 2026, net cash and cash equivalents used in investing activities was $675 million, primarily consisting of $644 million of investment purchases – net of sales and maturities, and capital expenditures of $33 million.
Financing activities
During the three months ended March 31, 2026, net cash and cash equivalents provided by financing activities was $31 million, driven by the exercise of stock options and purchase of shares under our employee stock purchase plan.
Off-Balance Sheet Arrangements
The Company has letters of credit primarily in connection with its office facilities in San Mateo, California and data center facilities in Ashburn, Virginia and Chicago, Illinois which are not reflected in the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. There have been no material changes to the Company’s letters of credit during the three months ended March 31, 2026. We did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
Contractual commitments include obligations under operating leases for office facilities and data center operations. There have been no material changes to the nature of our operating lease commitments during the three months ended March 31, 2026, except for lease commitments primarily related to office facilities and space for data center operations in the ordinary course of business.
Other purchase obligations primarily consist of non-cancellable obligations with our data center hosting providers, software vendors, and payment processors. There have been no material changes in the Company’s purchase obligations during the three months ended March 31, 2026, other than for non-cancellable obligations primarily related to data center hosting providers, software vendors, and payment processors in the ordinary course of business.
See our 2025 Annual Report for additional information regarding our contractual commitments.

Contingencies
The Company is and, from time to time may in the future become, involved in legal proceedings, claims, and litigation. Discussion of legal matters and contingencies can be referred to under Item 1, “Note 8 – Commitments and Contingencies – Legal Proceedings” to the condensed consolidated financial statements.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2025 Annual Report.
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
Interest Rate Risk
As of March 31, 2026, our cash equivalents, short-term investments, and long-term investments primarily consist of debt securities, including corporate debt securities, commercial paper, money market funds, U.S. Treasury securities, and U.S. agency securities. Our debt securities are subject to market risk due to changes in prevailing interest rates that may cause their fair values to fluctuate in the future. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our debt securities of approximately $66 million as of March 31, 2026. Such losses would only be realized if we sold the investments prior to maturity.
We do not enter into investments for trading or speculative purposes. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements.
In October 2021, we issued $1.0 billion aggregate principal amount of the 2030 Notes. The 2030 Notes were issued at par and we incurred approximately $12 million in debt issuance costs. Interest on the 2030 Notes is payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2022, and the entire outstanding principal amount of the 2030 Notes is due at maturity on May 1, 2030. The 2030 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2030 Notes. Additionally, on our balance sheet we carry the 2030 Notes at face value less unamortized discount and debt issuance costs, and we present the fair value for disclosure purposes only. The fair value of our 2030 Notes will fluctuate with movements in interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest, as well as from other factors.
Foreign Currency Exchange and Inflation Risk
During the three months ended March 31, 2026, there were no significant changes to our quantitative and qualitative disclosures about foreign currency exchange risk or inflation risk. For more information, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” set forth in our 2025 Annual Report.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
This information is set forth under “Note 8 – Commitments and Contingencies – Legal Proceedings” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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
•We have experienced rapid growth at times, in part due to the virality of certain games on our Platform, and our growth rates may not be indicative of our future growth or the growth of our market.
•The success of our business model is contingent upon maintaining a strong reputation and brand, including our ability to provide a safe digital environment for our users, many of whom are children, to experience and if we are not able to provide such an environment, our business will suffer dramatically.
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
•Security compromises of our Platform, our private information, and our users’ private information could disrupt our internal operations, harm public perception of our Platform, and lead to regulatory fines, which could cause our business and reputation to suffer.
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
We have incurred net losses since our inception, and we expect to continue to incur net losses in the foreseeable future. We incurred net losses attributable to common stockholders of $1,065 million, $935 million, and $1,152 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of March 31, 2026, we had an accumulated deficit of $5,307 million. We also expect our operating expenses to continue to increase, and if our growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We expect our costs and investments to continue to increase in future periods as we intend to continue to make investments to grow our business. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
Our business is affected by seasonal demands, and our financial condition and results of operations will fluctuate from quarter to quarter, which makes our financial results difficult to predict and may not fully reflect our underlying performance.
Historically, our business has been highly seasonal, with the highest percentage of our bookings occurring in the fourth quarter when holidays permit our users to spend increased time on our Platform and lead to increased spend on prepaid gift cards, and we expect this trend to continue. We also typically see higher levels of engagement in the months of June, July, and August, which are summer periods in the northern hemisphere, and lower levels of engagement in the post-summer months of September, October, and November. However, school holidays around the world differ in timing year-over-year and therefore have impacted and may continue to impact our quarterly results. Similarly, other periods of seasonality include holidays such as Lunar New Year, Easter, and Ramadan, each of which may differ in timing year-over-year, and therefore have impacted and may continue to impact our quarterly results. We also have and may continue to experience fluctuations due to external factors that we are unable to predict or control that affect user or creator engagement with our Platform as further described in our other Risk Factors in this Quarterly Report on Form 10-Q. Accordingly, we expect our quarterly results of operations will continue to fluctuate and you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments.
We are subject to laws and regulations worldwide that are constantly evolving, which could increase our costs or adversely affect our business, including preventing our ability to operate our Platform in certain jurisdictions.
As a global platform, we are subject to a myriad of laws and regulations that affect our business, including but not limited to, laws and regulations regarding digital gaming, user-generated content, digital safety, privacy, AI, digital platform liability, social media platforms, content moderation, intellectual property ownership and infringement, consumer protection, protection of minors, anti-competition, taxation, labor, real estate, export and national security, requirements related to the use of parental consent, biometrics, cybersecurity, privacy data protection and data localization requirements, the use of prepaid cards, subscriptions, advertising, electronic marketing, illegal content, escheatment, tariffs, anti-corruption, campaign finance, gambling, loot boxes, ratings, telecommunications, and payments regulation, all of which are continuously evolving and developing. In recent periods, there has been increased regulatory scrutiny, investigations, and litigation on areas that impact our business including the protection of minors online, addictive design, and digital safety overall. The scope and interpretation of laws, regulations, and other requirements that are or may be applicable to us, are often uncertain and may differ or conflict from jurisdiction to jurisdiction. We have policies and procedures designed to promote compliance with applicable laws and regulations, but we cannot assure you that authorities will not assert or determine that our practices violate such laws and regulations.

The widespread availability of digital user-generated content, and particularly to minors, is relatively new, and the regulatory framework is new and continuously evolving with increased legislative initiatives and regulatory focus on areas including the protection of minors online and users’ personal information, among other areas. The scope and interpretation of these laws, regulations, and other requirements that are or may be applicable to us, are often uncertain, may differ and even conflict from jurisdiction to jurisdiction and compliance may be burdensome and expensive. Moreover, in some cases these new regulations can be enforced by private parties in addition to governmental agencies.
We are subject to global laws and regulations that address digital safety, content moderation, and online platforms with social features. For example, the United Kingdom’s (“U.K.”) Online Safety Act (“OSA”) introduced, among other things, duties to protect children and other users online, complete risk assessments, remove illegal content, and address content harmful to children. Noncompliance with the OSA could lead to investigations and other proceedings, substantial fines of up to £18 million or 10% of the prior year’s global revenues, as well as the imposition of product requirements and other measures that could restrict access to the Platform. The EU’s Digital Services Act (“DSA”) imposes content moderation obligations, notice and transparency obligations, protection of minors obligations, advertising restrictions, and other requirements on digital platforms to protect consumers and their rights online. Guidelines for the DSA’s requirements specific to children include, among other matters, age assurance measures, default settings obligations and various other aspects of product design and function, risk assessment obligations, measures to improve moderation and reporting tools, and requirements for parental control tools. Allegations of noncompliance with the DSA can and have led to investigations and other proceedings, such as the Roblox investigation announced in January 2026 by the Netherlands. The DSA imposes significant penalties for non-compliance including fines of up to 6% of annual global revenues, in addition to the ability of civil society organizations and non-governmental organizations to commence class action lawsuits. Brazil’s Digital Statute for Children and Adolescents took effect in March 2026 and includes a number of similar obligations around default settings, parental controls, transparency, risk assessments, advertisement, localization, and harm prevention. Indonesia has also introduced a series of children’s online safety requirements for digital platforms, with a particular emphasis on harmful content, addictive design, consumer risks, and contact with unknown persons. As of March 2026, Indonesia requires platforms considered to be high-risk for minors, including Roblox, to implement product changes to lower platform risks or deactivate accounts for children under 16. Australia’s Online Safety Act of 2021 also includes a number of content and product design requirements. We expect such laws and regulations to continue to evolve over time. As our user base in key jurisdictions continues to grow, we expect to be subject to more stringent compliance obligations and increased costs, including annual independent audits, mandatory risk assessments of online safety risks (such as illegal content and negative effects on minors), increased transparency requirements, increased content takedown demands, and potentially additional supervisory fees.
In addition to these international laws and regulations, we are subject to U.S. federal and state regulation of digital services accessed and used by children, which vary significantly. Further, states such as Utah, Louisiana, Alabama, and Texas have enacted restrictions, including requiring parental consent for minors to download applications, including our Platform, and purchase digital items. Additional states and the federal government are continuing to consider similar proposals. Pending the outcome of relevant constitutional challenges, these additional restrictions may have an adverse impact on our revenue and bookings.
There are also evolving laws and regulations relating to social media. For example, Australia has implemented a ban on social media for children under 16 pursuant to its Social Media Minimum Age Act, requiring certain social media platforms to block underage accounts or face significant fines. There are similar discussions and legislative efforts ongoing in several jurisdictions related to restricting minors’ access to social media platforms, with a particular emphasis on restricting access to features that may be considered addictive or harmful to minors, with certain legislation and regulation addressing these matters having been enacted. Depending on the scope of covered services, laws and regulations such as these may affect how we configure and present our Platform or our ability to offer our Platform to certain demographics entirely, which may in turn have an adverse impact on our bookings and revenue.
In the U.S. and abroad there are ongoing discussions and legislative and executive efforts to remove or restrict the protections from liability for third-party content found under Section 230 of the Communications Decency Act (“CDA”) and similar laws and regulations. For example, in June 2025, the Brazilian Supreme Court ruled that Article 19 of Brazil’s Internet Act is partially unconstitutional, creating platform liability for third-party content in certain instances. The resulting legal framework in Brazil is in flux, but as it stands, platforms that host third party content like Roblox will be subject to presumptive civil liability for certain categories of content, as well as new regulatory requirements around localization, content moderation, transparency, risk assessment and management, and customer support.

In addition, there are ongoing discussions and legislative efforts in the U.S. and abroad regarding whether certain mechanisms that may be on our Platform, such as features referred to as “loot boxes” or “random item generators” and certain genres of games, such as social casino, that may reward gambling-like behavior, should be limited and/or restricted to protect consumers, and particularly minors and persons susceptible to addiction. For example, in countries such as Belgium, the Netherlands, and Brazil, “loot box” mechanics may be considered gambling, resulting in restrictions such as minimum age and game rating requirements. Additionally, we are subject to regulations with respect to advertising, in particular, advertising to minors, and advertising regulations could differ based on the jurisdiction of a user. For example, in the U.S. the FTC and other regulators restrict deceptive or unfair commercial activities, including in relation to targeted advertising and advertising to minors.
Our efforts to comply with these evolving laws and regulations, as well as uncertainty over their scope and interpretation has led to, and will continue to lead to, increased operational costs for us, expose us to litigation, fines, or other injunctive and monetary penalties, and harm our brand and reputation if we are, or are alleged to be, unable to comply. To comply with these regulations, in certain jurisdictions and for subsets of our users, we have been required to and could in the future be required to modify or remove certain content on our Platform, change the default settings of our Platform, including for specific account types, modify, restrict access to, or disable certain features or tools on our Platform, including communication-features, change our business model for specific jurisdictions or subsets of our users, and take on more onerous obligations, including, but not limited to, applying for government-issued licenses to operate, establishing a local presence, implementing specified age rating systems, developing localized product offerings and practices, storing user information on servers in a jurisdiction within which users are located, and developing local education initiatives. In addition, certain government authorities have restricted access to or blocked our Platform entirely. These requirements may impact user engagement, the functionality and effectiveness of our Platform, our ability to operate across demographics and geographies, our creators’ ability to monetize their games in some jurisdictions, and reduce the overall use or demand for our Platform, which would harm our business, financial condition, and results of operations. We expect the costs of compliance with, and other burdens imposed by, these laws, regulations, standards, and obligations, to continue to increase and the costs could become prohibitively expensive. Required product or Platform changes may also make our Platform less attractive for or restrict availability to younger users and harm our business, financial condition, and results of operations. We have partnered with the International Age Rating Coalition to facilitate age and content rating assignments for our games by rating authorities across various countries and regions. As we further develop our game rating systems, ratings-based restrictions on our users’ ability to access specific content on our Platform may make our Platform less attractive for younger users and harm our business, financial condition, and results of operations. Moreover, the adoption of any laws or regulations adversely affecting the growth, popularity or use of the internet, including laws impacting internet neutrality, could decrease the demand for our Platform and/or increase our operating costs.
We have experienced rapid growth at times, in part due to the virality of certain games on our Platform, and our growth rates may not be indicative of our future growth or the growth of our market.
We have experienced rapid growth in prior periods relative to our quarterly forecast and historic trends, which may not be indicative of our financial and operating results in future periods. For example, historically we experienced periods of increased activity levels due in part to the COVID-19 lockdowns, prepaid gift card partnerships, and from the emergence of viral hits, each of which led to increased demand for and engagement with our Platform. These periods of increased activity levels, while significant, have generally not been sustainable. For periods of increased engagement impacted by viral games, our results have generally moderated as peak engagement of viral games naturally declines. The long-term impact of these increased activity levels to our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict and therefore our results have and may continue to fluctuate. In addition, our growth could be affected to the extent certain users only engage with our Platform due to viral games which may not remain popular. We believe our overall market acceptance, revenue growth, and increases in bookings depend on a number of factors, some of which are not within our control. There can be no assurance that users will not reduce their usage or engagement with our Platform or reduce their discretionary spending on our Platform, particularly if the popularity of viral or other key games wanes, which would adversely impact our revenue and financial condition. If we are unable to continue to maintain the attractiveness of our Platform to creators and users, including through a diverse and continuously engaging set of games, they may no longer seek new games in our Platform, which would result in decreased market acceptance, lower revenue, fewer bookings, and could harm our results of operations.
The success of our business model is contingent upon maintaining a strong reputation and brand, including our ability to provide a safe digital environment for our users, many of whom are children, to experience, and if we are not able to provide such an environment, our business will suffer dramatically.
Our Platform hosts games intended for audiences of varying ages, a significant percentage of which are designed to be experienced by children. As a user-generated content platform, it is relatively easy for creators and users to upload content that can be viewed broadly and we continue to make significant efforts to provide a safe, civil, and enjoyable experience for users of all ages. Although illicit activities violate our terms and policies, and we attempt to block objectionable material and ban bad actors from our Platform, we are unable to prevent all such violations from occurring and banned actors have, at times, been able to evade our detection systems and regain access to our Platform through alternative accounts.

We invest significant technical and human resources to proactively identify inappropriate content and activity on our Platform, including leveraging text-filtering, voice moderation, content moderation, and other automated systems powered by AI. We provide our users with the ability to report activity that they find objectionable, and also provide customizable controls for parents and caregivers to restrict children’s access to games and communication features. We work closely with regulators, authorities, and safety groups in many countries to promptly report illegal content, and also partner with leading global organizations and members of our community for continued input on the safety features of our Platform.
Notwithstanding our efforts and significant investment, bad actors have and may continue to circumvent our moderation and safety systems by engaging in activities including, but not limited to, uploading or generating inappropriate content, creating inappropriate environments or content in otherwise non-violative games by engaging in offensive behavior, or directing users off-Platform to less moderated third-party platforms to engage in inappropriate behavior. The occurrence of these activities can and has led to reputational harm, legal actions, and regulatory scrutiny on certain occasions, which could adversely affect our business and financial results. Such activities have and will continue to evolve in their complexity as bad actors become more sophisticated, which will require us to continue investing significant technical and human resources.
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
Measures intended to make our Platform more attractive to an older audience, including, but not limited to, games with mature content, could fail to gain sufficient market acceptance by their intended audience and have and may continue to create the perception that our Platform is not safe for younger users. This in turn has caused and may continue to cause some operating system providers, application stores, or regulatory agencies to require a higher age rating for our Platform, which could cause our Platform to become less available to younger users and harm our business, financial condition, and results of operations. For example, USK, who are responsible for game ratings in Germany, increased our age rating from USK12 to USK16 in January 2025.
Beginning in January 2026, we implemented mandatory age-check systems in all chat-enabled regions designed to check a user’s age prior to accessing chat on our Platform. Notwithstanding our efforts, from time to time users have been able to evade our systems and our age-check methodology has misclassified a user’s age. Evasion of our systems, misrepresentations of user age, or inaccuracies with our age-checking technology or policies have led to and may continue to lead to users being exposed to inappropriate content or behavior by participating in games that are not age-appropriate or gaining access to features we have restricted to older users. We have at times experienced negative media coverage related to content that may be age-inappropriate but younger users have accessed, and inaccuracies with our age-checking technology. In addition, as more of our brand partners and creators offer physical products for sale through our Platform, younger users may be able to purchase products that may not be age-appropriate. Unintentional access to content or physical products could cause harm to our audience and to our reputation of providing a safe environment for younger users.
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

We believe that maintaining, protecting, and enhancing our reputation and brand is critical to grow the number of creators and users on our Platform, especially given the safe and civil atmosphere that we strive to achieve for our users, many of whom are children. Maintaining, protecting, and enhancing our brand will depend largely on our ability to continue to provide reliable high-quality, engaging, and shared content on our Platform. If users or creators do not perceive our Platform to be reliable or of high quality, the value of our brand could diminish, thereby decreasing the attractiveness of our Platform. Further, we have faced and are currently defending against class actions and civil lawsuits alleging that our Platform has been used by criminal offenders to identify and communicate with children and to possibly entice them to interact off-Platform, outside of the restrictions of our moderated chat, content blockers, and other on-Platform safety measures. While we devote considerable resources to prevent this from occurring, we are unable to prevent all such interactions from taking place. We have also received and expect to continue to receive a high degree of media coverage alleging the use of our Platform for illicit or objectionable ends. For example, we have experienced negative media publicity from traditional media sources and self-described short seller investors related to the age of some of our creators, the content that creators produce, our operating metrics and disclosures, the strength of our moderation practices, and the conduct of users on our Platform that may be deemed illicit, explicit, profane, or otherwise objectionable. Additional unfavorable publicity has covered, and may in the future cover, our privacy, cybersecurity or data protection practices, terms of service, including our advertising policies, product changes, product quality, litigation or regulatory activity, our trust and safety efforts, accusations that certain of our trust and safety efforts favor certain viewpoints or suppress freedom of expression, our use of and policies regarding generative AI, and the actions of our users and creators.
Our reputation and brand could also be negatively affected by the actions of creators, contractors, and users that are hostile, inappropriate, or illegal, whether on or off our Platform. Actual or perceived incidents or misuses of user data or other privacy or security incidents, the substance or enforcement of our Community Standards, the quality, integrity, characterization, and age-appropriateness of content shared on our Platform, or the actions of other companies that provide similar services to ours, have and could adversely affect our reputation and lead to scrutiny and inquiries, investigations, and other actions and proceedings from governments and regulators. Criminal incidents or allegations involving Roblox, whether or not we are directly responsible, have and could continue to adversely affect our reputation as a safe place for children and hurt our business. Negative publicity has and could continue to create the perception that we do not provide a safe digital environment and may have an adverse effect on the size, engagement, and loyalty of our creator and user community, which would adversely affect our business and financial results. Maintaining, protecting, and enhancing our reputation and brand has required us to make substantial investments, and these investments may not be successful.
We depend on effectively operating with third-party operating systems, hardware, and networks that may make changes affecting our operating costs, as well as our ability to maintain our Platform, which would hurt our business.
For the three months ended March 31, 2026, 26% of our revenue was attributable to Robux sales through the Apple App Store and 15% of our revenue was attributable to Robux sales through the Google Play Store. Because of the significant use of our Platform on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware. We are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various software application stores that make our application and games available to our creators and users. These policies and terms of service govern the availability, promotion, distribution, content, and operation of applications and games on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our Platform and those changes may be unfavorable to us and our creators’ and users’ use of our Platform. If an operating system provider or application store limits or discontinues access to, or changes the terms governing, its operating system or store for any reason, it could adversely affect our business, financial condition, or results of operations.
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
Similarly, at any time, our operating system providers or application stores can change their policies on how we operate on their operating system or in their application stores by, for example, applying content moderation for applications and advertising or imposing technical or code requirements. These actions by operating system providers or application stores may affect our ability to collect, process, and use data as desired and could negatively impact our ability to leverage data about the games our creators develop which in turn could impact our resource planning and feature development planning for our Platform.

We rely on third-party distribution channels and third-party payment processors to facilitate purchases by our Platform users. If we are unable to maintain a good relationship with such providers, if their terms and conditions change, or if we fail to process or ensure the safety of users’ payments, our business will suffer.
Purchases of Robux and other products (e.g., prepaid gift cards) or services on our Platform are facilitated through third-party online distribution channels and third-party payment processors. We utilize these distribution channels, such as Amazon, Apple, Blackhawk, ePay, Google, Incomm, PayPal, Stripe, Microsoft, Sony’s PlayStation Network, and Xsolla, to receive cash proceeds from purchases of Robux. For our games accessed through mobile platforms such as the Apple App Store and the Google Play Store and consoles, we are required to share a portion of the proceeds from in-game sales with the platform and console providers. For operations through the Apple App Store, Google Play Store, Microsoft Xbox, and Sony Playstation, we are obligated to pay up to 30% of any money paid by users on our Platform to the respective providers and this amount could increase. These costs are expected to remain a significant operating expense for the foreseeable future. If the amount these providers charge increases, it could have a material impact on our ability to pay creators and our results of operations. Each provider of an operating system, application store, or console may also change its fee structure or add fees associated with access to and use of its operating system, which could adversely impact our business. There has been litigation, as well as governmental inquiries over application store fees, and the providers could modify their platform in response to such litigation and inquiries in a manner that may harm us. Any scheduled or unscheduled interruption in the ability of our users to transact with these distribution channels could adversely affect our payment collection and, in turn, our revenue and bookings.
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
We are subject to numerous legal proceedings and expect to continue to be the target of litigation and regulatory scrutiny globally. The legal proceedings have involved or could involve claims by private parties as well as regulators such as state attorneys general that arise in the ordinary course of business, including intellectual property, privacy, biometrics, cybersecurity, data protection, consumer protection, product liability, addictive design, false and misleading advertising, employment, class action, fiduciary duty and governance matters, whistleblower, contract, securities, tort, the civil provisions of the Racketeer Influenced and Corrupt Organizations Act, human trafficking, unfair competition, the False Claims Act, unclaimed property, the use of generative AI, and our reincorporation from Delaware to Nevada that was completed in May 2025. We are and may continue to be subject to legal proceedings asserting claims arising from allegations that we have facilitated gambling by users of our Platform including by minors, that our Platform is unsafe, that we have misrepresented the safety of our Platform, that we have failed to warn of or misrepresented the risk of encountering bad actors on our Platform, that we provide inadequate safety controls on our Platform, that our Platform is addictive, that our terms of use are not enforceable against minors, that we unlawfully or unfairly benefit from child labor, that we have misrepresented information about our user base, that we have engaged in copyright infringement, that we have engaged in unlawful employment practices, and suits related to our refund policies. A number of cases have been filed in federal or state court against us alleging that our Platform design, moderation systems, and safety safeguards have been insufficient to protect minor users from predatory behavior and sexual exploitation and asserting various claims including negligence, design defect, failure to warn, and fraudulent misrepresentation. Additional cases have been filed in federal or state court against us related to allegations of addictive design. We have been and may continue to be subject to legal proceedings asserting claims on behalf of shareholders related to allegations that discussions of our growth prospects have been misleading and unsustainable due to concerns related to safety and our implementation of parental controls on our Platform, as well as claims that our leadership has engaged in insider trading. Various state attorneys general have filed claims or announced the intent to file claims against us based on various state laws and causes of action primarily relating to youth-related consumer protection and digital safety matters. We have entered into settlement agreements and are in negotiations or considering entering into settlement negotiations with certain states regarding these matters. For a more detailed description of certain of such legal matters, see “Note 8 – Commitments and Contingencies – Legal Proceedings” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Any such legal proceedings, claims, investigations, or other proceedings have been and in the future may be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. The expenses related to such legal proceedings, claims, investigations, or other proceedings and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of legal proceedings, claims, investigations, or other proceedings, we expect to, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements, such as those with certain states as referenced above. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
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
We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Accordingly, we have made and continue to make investments to enable our creators to design and build compelling content and deliver it to our users on our Platform in order to grow and maintain their userbase. Our DAU growth rate has fluctuated in the past and may slow in the future due to various factors including:
•the introduction of new or updated games or virtual content on our Platform;
•the variety of games and genres on our Platform;
•the virality of games or content on our Platform;
•our ability to personalize and feature relevant games to our users;
•performance issues with our Platform;
•delays in releasing new products, features, or enhancements;
•the modification and/or removal of popular games or other content on our Platform due to factors that may or may not be within our control;
•the availability of our Platform across markets and user demographics, which has continued to be impacted by regulatory and legal requirements, including the use of parental consent and age-check technologies and policies;
•changes to the default settings, account types, features, and/or tools on our Platform overall, or for specific user groups;
•if we are not successful in our efforts to develop virtual Platform-wide events or live games on our Platform;
•changes to our terms of use, advertising policies, and generative AI policies; and

•higher market penetration rates and competition from a variety of sources for our users and their time.
In addition, our strategy seeks to expand the demographic make-up of our user base. If and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in DAUs will need to come from other demographic cohorts, which may be difficult, costly, or time consuming for us to achieve. As we are better able to estimate the demographic makeup of our user base, our product and growth strategies may need to evolve. We continue to expand safety initiatives on our Platform, and such initiatives have impacted and may continue to impact our business in any given period, including overall user engagement, the potential popularity and virality of content, and our financial performance. Although we continue to believe that increasing safety on our Platform is a long-term strategic advantage, there can be no guarantee that our current and future safety efforts will not materially harm our business in the long term. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. Fluctuations or declines in the growth rate of any of our key metrics such as DAUs or hours engaged, could significantly harm our financial performance and we may not be able to achieve our goal of capturing 10% of the global gaming content market.
Our business plan assumes that the demand for interactive entertainment offerings will increase for the foreseeable future. However, if this market shrinks or grows more slowly than anticipated or if demand for our Platform does not grow as quickly as we anticipate, whether as a result of competition, product obsolescence, budgetary constraints of our creators and users, technological changes, unfavorable economic conditions, uncertain geopolitical or regulatory environments, or other factors, we may not be able to increase our revenue and bookings sufficiently to ever achieve profitability and our stock price would decline. We compete to attract and retain our users’ attention and their hours engaged with other global technology leaders such as Amazon, Apple, Meta Platforms, Google, Microsoft, and Tencent, global entertainment companies such as Comcast, Disney, Paramount Global, and Warner Bros Discovery, global gaming companies such as Activision Blizzard (now owned by Microsoft), Electronic Arts, Take-Two, Epic Games, Krafton, NetEase, and Valve, digital content platforms such as Netflix, Spotify, and YouTube, as well as platforms such as Facebook, TikTok, Instagram, WhatsApp, Pinterest, X, Reddit, Discord, and Snap. We expect competition to continue to increase in the future. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages, such as larger sales and marketing budgets and resources; broader and more established relationships with our target demographics; greater resources to make acquisitions and enter into strategic partnerships; lower labor and research and development costs; larger and more mature intellectual property portfolios; and substantially greater financial, technical, and other resources. Moreover, a large number of our users are under the age of 13. This demographic may be less brand loyal and more likely to follow trends, including viral trends, than other demographics. These and other factors may lead users to switch to another entertainment option rapidly, which can interfere with our ability to forecast usage or DAUs and would negatively affect our user retention, growth, and engagement. We also may not be able to penetrate other demographics in a meaningful manner to compensate for the loss of DAUs in this age group.
We depend on our creators to create digital content that our users find compelling, and if we fail to properly incentivize our creators to develop and monetize content, our business will suffer.
Our Platform relies on our creators to create games and virtual items on our Platform for our users, and we believe the interactions between and within the creator and user communities on our Platform create a thriving and organic ecosystem. To facilitate and incentivize the creation of games and virtual items by creators, our Platform offers creators an opportunity to accumulate Robux, a virtual currency on our Platform, which, as described in our terms of use, is a license to engage in games and/or obtain virtual items. When virtual items are acquired on our Platform, the originating creator accumulates a portion of the Robux paid for the item. Creators are paid fiat currency based on the amount of earned Robux they have accumulated under certain conditions outlined in our Developer Exchange Program. In addition, we have paid access games where creators can offer access to their games to users for a set price in fiat currency and in exchange earn a higher revenue share of these user purchases.
While we have millions of creators on our Platform, a substantial portion of user engagement is concentrated in a relatively small number of highly popular games. For example, 51% of in-game hours engaged were spent in the top 50 games in the month ended December 31, 2025. If the popularity of such games decreases and our users do not consider other content to be appealing, our DAUs and engagement could decline, which would have a material impact on our business, financial condition, and results of operations.

We compete to attract and retain creators with gaming and metaverse platforms such as Epic Games, Unity, Meta Platforms, and Valve, which also give creators the ability to create or distribute interactive content, and we expect competition to continue to increase in the future. We generally do not have any agreements with our creators that require them to continue to use our Platform for any time period. Some of our creators have developed attractive businesses in developing content, including games, on our Platform. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages, such as larger sales and marketing budgets and resources; broader and more established relationships with our target demographics; greater resources to make acquisitions and enter into strategic partnerships; lower labor and research and development costs; larger and more mature intellectual property portfolios; and substantially greater financial, technical, and other resources. We continue to update our Platform and policies in an effort to increase creator earnings to further incentivize them to build on our Platform, but there can be no guarantee that these efforts will be successful. If we are unable to continue attracting and retaining creators and they elect to develop content on other platforms, this could result in an overall reduction in the quantity and quality of our content, make our Platform less appealing for creators, and harm our results of operations.
In addition, we continuously review and revise our Platform and policies to enhance regulatory compliance and the trust and safety of our Platform, such as implementing age-check systems, eligibility requirements for publishing and updating content, and new account types. However, we have received negative feedback from certain of our creators on some of our Platform or policy changes because of their perceived impact to creator monetization and profitability. If our creators believe any of our Platform or policy changes will materially impact the monetization and profitability of their content, they may stop developing content on our Platform, which could harm our results of operations, and particularly if such creators are responsible for a substantial portion of our user engagement.
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
Only a small portion of our users regularly purchase Robux compared to all users who use our Platform in any period. If our efforts to attract and retain paying users are not successful, our business, operating results, and financial condition may be adversely impacted. We may not succeed in further monetizing our Platform and user base, which would harm our ability to grow revenue and our financial performance generally due to various factors including, but not limited to, if:
•our user growth outpaces our ability to monetize our users, and particularly as our user growth occurs in markets that are not profitable or less profitable;
•we fail to provide the tools and education to our creators to enable them to monetize their games and creators do not create engaging or new games for users;
•we fail to continue to incentivize creators on our Platform to develop content that our users consider to be of value;
•we launch new features on our Platform that cannot be monetized;
•we fail to accurately predict which specific Platform features encourage users to become paying users;
•we introduce new or adjust existing features or pricing in a manner that is not favorably received by our users, including trust and safety features;
•we fail to establish a successful advertising model;
•we fail to increase or maintain the amount of time spent on our Platform;
•we fail to increase the number of games or content that our users are willing to pay for;
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
Our users expect fast, reliable, and resilient systems to enhance their experience and support their activity on our Platform, which depends on the continuing operation and availability of our Platform from our global network of data centers controlled and operated by us and our external service providers, including third-party “cloud” computing services. Our reliance on these third-party providers introduces inherent risks, as their actions, security practices, and operational resilience directly impact our ability to deliver services. We also provide services to our creator community through our Platform, including Developer Forum and Creator Hub for tutorials, hosting, customer service, regulatory compliance, and translation, among many others. The technology powering our Platform and the games created on our Platform are complex and maintaining the sophisticated internal and external technological infrastructure required to reliably deliver both is expensive and complex. The reliable delivery and stability of our Platform, referred to collectively as availability, has been, and could in the future be, adversely impacted by outages, disruptions, failures, or degradations in our network and related infrastructure or those of our partners or service providers, including those stemming from the malicious activities of threat actors such as the exploitation of vulnerabilities or via social engineering attacks such as phishing which may be enhanced through the malicious use of AI and other evolving technologies, or due to non-malicious root causes such as misconfigurations, insufficient capacity, or the inherent complexity of managing microsystems architecture.

We have experienced outages from time to time since our inception when our Platform is unavailable for all or some of our users and creators. In addition, there may be times when access to our Platform for users and creators may be limited. Outages or service degradation can be caused by a number of factors, including as a result of proactive actions we take while we provide critical updates or an unexpected outcome of routine maintenance, a move to a new technology, exploitation of security vulnerabilities in new or existing technologies, the demand on our Platform exceeding the capabilities of our technological infrastructure (e.g., spikes in usage volume), delays or failures resulting from natural disasters, manmade disasters, or other catastrophic events, the migration of data among data centers and to third-party hosted environments, a decision to close our facilities without adequate notice, our inability to secure additional or replacement data center capacity as needed, increased energy consumption as a result of AI-related growth, a cyber event or act of terrorism, and issues relating to our reliance on third-party software, third-party application stores, and third parties that host our Platform in areas where we do not operate our own data centers. The unavailability of our Platform, particularly if outages should become more frequent or longer in duration, could cause our users to seek other entertainment options, including those provided by our competitors, which may adversely affect our financial results. If we or our partners or third-party service providers experience outages and our Platform is unavailable or if our creators and users are unable to access our Platform within a reasonable amount of time or at all, as a result of any such events, our reputation and brand may be harmed, creator and user engagement with our Platform may be reduced, we could be subject to fines, and our revenue, bookings, and profitability could be, and has been in the past, negatively impacted. We may also experience a negative impact to our financial results due to decreased usage on our Platform or decrease of payouts to creators, as well as potential monetary penalties. Despite a reliability program focused on anticipating and solving issues that may impact the availability of our Platform and precautions taken at our data centers, we may not have full redundancy for all of our systems and data at all times and our disaster recovery planning may not be sufficient to mitigate the risks of technological exploitation by threat actors, address all aspects of any consequence or incident, or allow us to maintain business continuity at profitable levels or at all. Further, in the event of damage or service interruption, our business interruption insurance policies may not adequately compensate us for losses that we may incur.
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
Customer support personnel and technologies are critical to resolve issues and to allow creators and users to realize the full benefits that our Platform provides and deliver an excellent customer experience. High-quality support is important for the retention of our creators and users and to encourage the expansion of their use of our Platform. We rely on third-party service providers for a variety of services, including to assist in our customer support and content moderation. Our third-party service providers, employees, creators, and users have been and may in the future be a source of exploitation for threat actors to attempt to compromise our systems and information. For example, third-party service providers with weak security protocols or individuals engaged by third-party service providers with malicious intent have and could in the future inadvertently or intentionally expose our systems to unauthorized access, data breaches, or other cyber events. We do not have sufficient control over the security practices of all our third-party service providers, which could lead to vulnerabilities that can be exploited by threat actors. If a threat actor is successful in using one or more of our third-party service providers, employees, creators, or users to compromise our systems or personal information of our users, it could impact our business and results of operation as well as our reputation.
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

Security compromises of our Platform, our private information, and our users’ private information could disrupt our internal operations, harm public perception of our Platform, and lead to regulatory fines, which could cause our business and reputation to suffer.
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
The techniques used by malicious actors to obtain unauthorized access to, or to sabotage, our systems or networks, or to utilize our systems maliciously, are constantly evolving and generally are not identified as a threat vector until launched against a target. Threat actors are also increasingly leveraging AI, including agentic AI systems, to conduct reconnaissance, exploit vulnerabilities, craft highly personalized social engineering attacks, and adapt their methods in real time without human intervention. These AI-driven techniques may enable attackers to operate at a speed, scale, and degree of sophistication that outpaces our ability to detect and respond to threats. In addition to actions by individuals, such attacks could also potentially be launched by nation states, state-sponsored bad actors, or other well-funded and highly sophisticated individuals. Despite the measures we have taken, we at times have not been able to anticipate these techniques by implementing preventive measures, detecting, or reacting in a timely manner, which has resulted in and could continue to result in, delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents. In addition, the use of open source software in our Platform has exposed us to security vulnerabilities in the past and will likely continue to expose us to security vulnerabilities in the future.
The use of AI in our products and business practices may increase or create additional cybersecurity and privacy risks, including risks of data breaches and security incidents. In particular, the deployment of agentic AI introduces new attack surfaces and risk profiles for us to address. Prompt injection attacks, in which malicious instructions cause an AI agent to take unintended or unauthorized actions, are an emerging threat vector for which established defenses are still developing. As AI use expands across our products and operations, we expect the frequency and sophistication of AI-targeted attacks to increase.
Our Platform and services operate in conjunction with, and we are dependent upon, third-party products, services, and components. Our reliance on third-party service providers, including cloud infrastructure providers, payment processors, analytics tools, distribution channels, and customer support platforms, introduces significant and evolving risks related to cybersecurity and data privacy. These risks extend to the third-party AI models, tools, and services that we and our service providers increasingly incorporate into our operations. AI components sourced from third parties may contain vulnerabilities, behave in unintended ways, or be compromised before or after integration with our systems. As AI systems become more autonomous and interconnected, a security failure in a third-party AI component could have cascading effects across our Platform. We do not have complete visibility into or control over the development, training, and security practices of all third-party AI providers in our supply chain, and our contractual protections, vendor assessments, and monitoring capabilities may not be sufficient to prevent or promptly identify such issues.
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
Actual or alleged security vulnerabilities, errors, or other bugs in these third-party products, services, or components, and security exploits targeting them has at times and could continue to cause us to face increased costs, regulatory fines, claims, liability, reduced revenue, and harm to our reputation or competitive position. We and our service providers may be unable to anticipate these techniques, react, remediate, or otherwise address any security vulnerability, breach, or other incident in a timely manner, or implement adequate preventative measures.

If any unauthorized access to our network, systems, or data, including our sensitive and proprietary information, personal data from our users or creators, or other data, or any other loss or unavailability of, or unauthorized use, modification, disclosure, or other processing of personal data or any other security breach or incident occurs or is believed to have occurred, whether as a result of third-party action, employee negligence, error or malfeasance, defects, social engineering techniques, ransomware attacks, or otherwise, our reputation, brand, and competitive position could be damaged, our and our users’ and creators’ data and intellectual property could potentially be lost or compromised, and we could be required to spend capital and other resources to alleviate problems caused by such actual or perceived breaches or incidents and remediate our systems. In the past, we have experienced social engineering and phishing attacks aimed at compromising sensitive data, and if similar attacks occur and are successful, this could have a negative impact on our business or result in unfavorable publicity. Additionally, unauthorized access to sensitive data may occur due to user behavior outside of our control, which can nonetheless create the perception that our systems are not secure against third-party access. For example, users may accidentally disclose their passwords or store them on a mobile device that is “SIM swapped,” lost, or stolen, resulting in the disclosure of their personal data and potential account takeovers by bad actors.
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
In addition, global laws and regulations relating to cybersecurity continue to evolve in their scope and complexity. For example, the EU's Network and Information Systems Directive 2 (“NIS2”) and its implementing laws impose mandatory cybersecurity risk-management and incident reporting obligations on entities operating in a number of sectors, including social networking service platforms. Non-compliance may result in fines of up to the greater of €10 million or 2% of total worldwide annual turnover. NIS2 also introduces personal liability for management personnel, who may face temporary prohibition from exercising managerial functions for serious non-compliance. The EU's Cyber Resilience Act also imposes mandatory cybersecurity requirements on products with digital elements placed on the EU market, including incident reporting and core product obligations. Non-compliance may result in fines of up to the greater of €15 million or 2.5% of total worldwide annual turnover, and market surveillance authorities may order product withdrawal from the EU market. Our efforts to comply with evolving laws and regulations such as these have and could continue to lead to increased operational costs and we could be exposed to fines, product withdrawal orders, reputational harm, and other adverse impacts to our business if we are, or are alleged to be, unable to comply.
Further, certain laws and regulations relating to privacy, biometrics, cybersecurity, and data protection, such as the California Consumer Privacy Act (“CCPA”), allow for a private right of action, which may lead to consumer litigation for various matters, including certain data breaches that relate to specified categories of personal information. From time to time, we identify product vulnerabilities, including through our bug bounty program. Although we have policies and procedures in place designed to promptly characterize the potential impact of such vulnerabilities and develop appropriate patching or upgrade recommendations and also maintain policies and procedures related to vulnerability scanning and management of our internal corporate systems and networks, such policies and procedures may not be followed or detect every issue, and from time to time, we have, and may in the future again, need to proactively disable access to our Platform in order to provide necessary patching or upgrades.
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
We operate our Platform throughout the world and are subject to risks and challenges associated with international business which require considerable management attention and resources. For the three months ended March 31, 2026, approximately 83% of our DAUs and 42% of our revenue was derived from outside the U.S. and Canada region. We intend to continue to expand internationally, and this expansion is a critical element of our future business strategy. However, as we continue to expand internationally, including into developing countries where consumer discretionary spending is relatively weak, while our DAUs increase, the growth rate of our bookings could decelerate due to weaker spending by users from those regions, and our ABPDAU has been and may continue to be negatively impacted. While we have data centers, contractors, creators, and users outside of the U.S., we have limited offices located outside of the U.S. and Canada, and there is no guarantee that our international expansion efforts will be successful. The risks and challenges associated with expanding our international presence and operations include the below, and the occurrence of these and other factors could harm our ability to generate revenue and bookings outside of the U.S. and, consequently, adversely affect our business, financial condition, and results of operations:
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
•compliance with multiple, ambiguous, or evolving laws and regulations, including those relating to employment, tax, child protection, consumer protection, content regulation, digital safety, privacy, data protection, anti-corruption, import/export, customs, anti-boycott, sanctions and embargoes, antitrust, data transfer, storage and security, content monitoring, preclusion, and removal, digital entertainment offerings, advertising, social media, and industry-specific laws and regulations, particularly as these requirements apply to users under the age of 18;
•increased cybersecurity, technology, and physical security risks to the data, systems, facilities, and people supporting the operation of the Platform;
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

•modifying our Platform in certain jurisdictions, including modifying or removing certain content, making certain games inaccessible, changing default settings, including for specific account types, and modifying, restricting access to, or disabling certain features or tools, including but not limited to communication on-Platform, and implementing age-check technology;
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
Our continued success significantly depends on our ability to effectively navigate the integration of rapidly evolving technologies such as AI into our business and address their impact on our threat landscape.
The market for an immersive platform for connection and communication is a new and evolving market characterized by rapid, complex, and disruptive changes in technology and user and creator demands that could make it difficult for us to effectively compete. The expectations and needs of our users and creators are constantly evolving. Our future success depends on a variety of factors, including our continued ability to innovate, introduce new products and services efficiently, enhance and integrate our products and services in a timely, safe, secure, and cost-effective manner, extend our core technology into new applications, and anticipate technological developments. If we are unable to react quickly to new technology trends compared to our competitors —such as the continued growth of AI solutions which affect the ways creators create games, the way users consume virtual content, or the degree to which we can safely integrate AI systems—it may harm our business and results of operation. Conversely, our adoption of AI solutions and changes to our AI policies may not be favored by our community of creators and users, and may result in diminished engagement on our Platform. For example, creators may view the increased deployment of AI tools on our Platform as competitive with human-created content. Expertise in AI, as well as other emerging technologies, is difficult and costly to obtain given the increasing focus on AI development and competition for talent. Further, legal, social, and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional legal, security, and research and development costs to resolve such issues. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in our use of AI.
We have incorporated, and are continuing to develop and deploy, AI in our products and the operations of our business. Our use of AI in aspects of our Platform may present risks and challenges that could increase as AI solutions become more prevalent. The Roblox Cloud may be more relied upon in the future to facilitate increasingly complex decision-making as it integrates hardware and accelerated machine learning and other AI, for a broad range of compute tasks, including improved personalization, synthetic content generation, enhanced automation of the player experience, and AI systems deployed through our Platform. However, AI algorithms may be flawed and datasets may be insufficient or contain biased information. Even with safeguards in place and oversight, AI systems may make decisions unpredictably or autonomously, such as generating incorrect, offensive, and/or infringing content and may take actions beyond their intended scope. This can raise new or exacerbate existing ethical, technological, legal, and other challenges, and may negatively affect the performance or the perception of our Platform and the user and creator experience. Certain users have and may in the future attempt to manipulate AI systems to create violative content on our Platform. In addition, threat actors have used and in the future may use AI to enhance the effectiveness of their attacks against our Platform which may cause the loss of availability of the Platform, degradation in services, or compromises to user or company data. While we have and will continue to implement safeguards, these deficiencies and potential failures of AI systems due to their nature as increasingly complex technology or the use of AI by threat actors to enhance their attacks, could subject us to increased security risk, competitive harm, regulatory action, legal liability, and reputational harm, especially as the regulatory landscape around AI continues to rapidly develop.

There are also many new and evolving laws and regulations focused on the use of AI, and agentic AI systems that operate with significant autonomy may face heightened scrutiny or additional regulatory requirements. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force in August 2024. Certain of its obligations entered into effect in February 2025, and many of its applicable provisions are currently due to become effective by August 2026, although the EU’s legislature may vary the dates for certain obligations, and the European Commission has published the Digital Omnibus, a legislative package that proposes to, among other things, delay certain deadlines until 2027 or 2028. The AI Act proposes a framework of prohibitions as well as disclosure, transparency, and other regulatory obligations based on various levels of risk for businesses introducing AI systems in the EU. Provisions of the AI Act could require us to alter or restrict our use of AI both in features or products available to our users and in our systems that interact with our users, depending on respective levels of risk-categorization, types of systems, and manner of use, as set forth in the AI Act. The AI Act also may require us to comply with monitoring and reporting requirements. As a result, we may need to devote substantial time and resources to continue to evaluate our obligations under the AI Act and to develop and execute a plan designed to promote compliance. Noncompliance with the AI Act could result in fines of up to the greater of €35 million or 7% of annual global turnover for the previous year. There have been numerous other laws and bills proposed at the domestic and international level aimed at regulating the deployment or provision of AI systems and services. For instance, different states have proposed bills or enacted laws relating to aspects of the development and use of AI, including Texas, Colorado, and California. In addition, President Trump released an executive order in December 2025 seeking to establish national standards for AI that would supersede conflicting state laws.
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
There are inherent challenges in measuring how our Platform is used. As a result, the metrics may misstate the number of DAUs, monthly unique payers, hours engaged, ABPDAU, and average bookings per monthly unique payer. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we continually seek to improve our metrics and such metrics may change due to improvements or changes in our methodology or underlying assumptions. We regularly review our processes and assumptions for calculating these metrics, and from time to time we discover inaccuracies in our metrics or make adjustments to improve their accuracy, which can result in our use of updated metrics in a current period and corresponding adjustments to our historical metrics. Our ability to recalculate our historical metrics to reflect any change in methodology of a metric in a current period may be impacted by data limitations, limitations in functionality of and user behaviors on different platforms, or other factors that require us to apply different methodologies for such adjustments over current and historic periods.
Additionally, there are users who have multiple accounts, fake user accounts, or fraudulent accounts created by bots. These actions may be done to inflate user activity in order to make a creator’s game or other content appear more popular than it really is or to enable users to level up or otherwise progress in a game more rapidly. Detecting and taking action with respect to such issues requires considerable judgment and is technically challenging. We strive to detect and minimize fraud, the use of bots, and unauthorized use of our Platform, and while these practices are prohibited in our terms of service and we implement measures to detect and suppress that behavior, when we are unsuccessful, our operating results may be negatively affected. Users may also disagree with our rationale for terminating, suspending, or taking other actions on accounts, which has and could continue to lead to reputational harm and further negatively impact our operating results.

In addition, some of our demographic data may also be incomplete or inaccurate. In future periods, we may also change the information we report or the breakdown of our reported age demographics based on the data that is available to us at the time. For example, historically our reported age demographics were based on age information self-reported by our users. We continue to develop, test, and implement new systems designed to check the ages of our users, which we refer to as “age-checking,” and currently we incorporate facial age estimation technology, identity verification, and parent or caregiver provided age data. Age-checked metrics are not comparable to historical periods that relied on self-reported data. In addition, since our age-check systems are only mandatory for users seeking to access chat features on our Platform, our future reported age-demographic data will not include all of our users, including those who engage on our Platform but do not use our chat features or users in geographies in which chat is not enabled. Therefore, there is no guarantee that the population of users who access chat is representative of our entire user base. As the number of users that choose to undergo age-check processes, the features or tools that require age-check, and our methodologies for age-checking continue to develop, prior period demographics may not be comparable to future ones. Our age demographic data could differ from users’ actual ages due to the functionality of our age-check systems, policies, and technology. Users seeking to evade our age estimation systems and tools may also be more likely to create alternate or multiple accounts which would inflate our user activity.
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
We rely on suppliers for data center capacity and several components of the equipment we use to operate our Platform. Our reliance on these suppliers exposes us to risks, including reduced control over costs and constraints based on the current availability, terms, and pricing of these components and data center capacity. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source for network equipment and servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts are completed. In addition, the technology equipment industry has experienced component shortages and delivery delays, and we have and may in the future experience shortages or delays, including as a result of increased demand in the industry, such as due to rapid growth in AI demand, data center natural disasters, trade control and restrictions, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have data centers and edge data centers that support our Platform. For example, supply chain constraints for servers, memory, and other networking equipment required for our operations has resulted and could in the future result in disruptions and delays for these components and the delivery and installation of such components at our data centers and edge data centers. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of hardware components or data center availability may delay the opening of new data centers, edge data centers, co-location facilities or the creation of fully redundant operations, limit capacity expansion, or replacement of defective or obsolete equipment at existing data centers and edge data centers or cause other constraints on our operations that could damage our ability to serve our creators and users.
Some creators and users on our Platform may make unauthorized, fraudulent, or illegal use of Robux and other digital goods or games on our Platform, including by use of unauthorized third-party websites or “cheating” programs.
Robux and digital goods on our Platform have no authorized market, value, or application outside of our Platform. Creators that participate in our Developer Exchange Program can be paid fiat currency based on the amount of Robux they have accumulated, subject to eligibility. However, users have made and may in the future make unauthorized, fraudulent, or illegal sales and/or purchases of Robux, other digital goods, and Roblox accounts on or off of our Platform, including by use of unauthorized third-party websites in exchange for fiat currency or to facilitate digital wagers. For example, some users have made fraudulent use of credit cards owned by others to purchase Robux and offer the purchased Robux for sale at a discount on third-party websites. For the three months ended March 31, 2026, total chargebacks and refunds to us, some of which may have been related to fraud were approximately 1.9% of bookings.

While we regularly monitor and screen usage of our Platform with the aim of identifying and preventing these activities, and regularly monitor third-party websites for fraudulent Robux or digital goods offers as well as regularly send cease-and-desist letters to operators of these third-party websites, we are unable to control or stop all unauthorized, fraudulent, or illegal transactions in Robux or other digital goods that occurs on or off of our Platform. Although we are not responsible for such third-party activities, our user experience may be adversely affected, and users and/or creators may choose to leave our Platform, if these activities are pervasive. These activities have resulted and may in the future result in negative publicity, disputes, regulatory scrutiny, and legal claims, and measures we take in response may be expensive, time consuming, and disruptive to our operations.
In addition, unauthorized, fraudulent, and/or illegal purchases and/or sales of Robux, Roblox accounts, or other digital goods on or off of our Platform, including through third-party websites, bots, fake accounts, or “cheating” or malicious programs that enable users to exploit both vulnerabilities and legitimate mechanics in the games on our Platform or our partners’ websites and platforms, could reduce our revenue and bookings by, among other things, decreasing revenue from authorized and legitimate transactions, increasing chargebacks from unauthorized credit card transactions, or causing us to lose revenue and bookings from dissatisfied users who stop engaging with the games on our Platform. Additionally, such prohibited activity could increase costs that we incur to develop technological measures to curtail unauthorized transactions and other malicious programs, or could reduce other operating metrics.
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
A significant part of our business strategy and culture is to focus on long-term growth and creator and user experience over short-term financial results. We expect our expenses to continue to increase in the future as we broaden our creator and user community, as creators and users increase the amount and types of games and virtual items they make available on our Platform and the content they consume, as we continue to seek ways to increase payments to our creators, and as we develop and further enhance our Platform, expand our technical infrastructure and data centers, and hire additional employees to support our expanding operations. As a result, in the near- and medium-term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability. We expect to continue making significant expenditures to grow our Platform and develop new features, integrations, capabilities, and enhancements to our Platform for the benefit of our creators and users. We will also be required to invest in our internal IT systems, technological operations infrastructure, financial infrastructure, and operating, compliance, and administrative systems and controls. Such expenditures may not result in improved business results or profitability over the long term. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts, investors, and our stockholders, the market price of our Class A common stock may decline.
The popularity of our Lua-based scripting language is a key driver of content creation and engagement with our Platform, and if other programming languages or platforms become more popular with our creators, it may affect engagement with and content creation for our Platform.
Roblox games are programmed using our Lua-based scripting language on the Roblox Platform. In order to enhance the attractiveness of our Platform to potential creators, we have made our scripting language available without charge. Our scripting language permits creators on our Platform to develop customized add-on features for their own or others’ use, and we have provided education to our creators on how to write add-on programs using our scripting language. As part of this strategy, we have encouraged the development of an active community of programmers similar to those which have emerged for other software platforms. The widespread use and popularity of our Lua-based scripting language is critical to creating engaging content on and demand for our Platform. If creators do not find our scripting language or our Platform simple and attractive for developing content or determine that our scripting language or other features of our Platform are undesirable or inferior to other scripting languages or platforms, or the scripting language becomes unavailable for use by the creators for any reason, they may shift their resources to developing content on other platforms, and our business may be harmed.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. For the three months ended March 31, 2026, approximately 83% of our DAUs and 42% of our revenue was derived from outside the U.S. and Canada region. While we periodically adjust the price of Robux to account for the relative value of this local currency to the U.S. dollar, these adjustments are not immediate nor do they typically exactly track the underlying currency fluctuations. As a result, rapid appreciation of the U.S. dollar against these foreign currencies has harmed and may continue to harm our reported results and cause the revenue derived from our foreign users and overall revenue to decrease. In addition, even if we do adjust the cost of our Robux in foreign markets to fluctuations in the U.S. dollar, such fluctuations could change the costs of purchasing Robux to our users outside of the U.S., which may adversely affect our business, results of operations, and financial condition, or improve our financial performance.
We also incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Additionally, global events as well as geopolitical developments and inflation have caused, and may in the future cause, uncertainty about the global economy and interest rate environment, which could amplify the volatility of currency fluctuations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of our expenses being higher which may not be offset by additional revenue earned in the local currency. This could impact our reported results of operations. To date, we have not engaged in any hedging strategies and any such strategies, such as forward contracts, options, and foreign exchange swaps related to transaction exposures that we may implement in the future to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
As of December 31, 2025, we had federal net operating loss carryforwards of $3,242 million, which do not expire, federal net operating loss carryforwards of $33 million, which begin to expire in 2037, state net operating loss carryforwards of $1,718 million, which begin to expire in 2028, and foreign net operating loss carryforwards of $62 million, which begin to expire in 2026. Utilization of our net operating loss carryforwards and other tax attributes may be subject to limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. All of the $3,242 million of federal net operating losses are carried forward indefinitely but the deductibility of these losses is generally limited to 80% of current year taxable income. Our net operating loss carryforwards and other tax attributes may also be subject to limitations under state law. For example, California legislation limits the use of state net operating loss carryforwards and tax credits for tax years beginning on or after January 1, 2024 and before January 1, 2027. If our net operating loss carryforwards and other tax attributes expire before utilization or are subject to limitations, our business and financial results could be harmed.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors or our publicly announced guidance, and changes in our business may not be immediately reflected in our operating results.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For example, the majority of the virtual items available on our Platform are durable virtual items, which, when acquired, are recognized ratably over the estimated period of time the virtual items are available to the user (estimated to be the average lifetime of a paying user). Every quarter, we complete an assessment of our estimated average lifetime of a paying user, which is used for revenue recognition of durable virtual items and calculated based on historical monthly retention data for each paying user cohort to project future participation on our Platform. We calculate the average historical monthly retention data by determining the weighted average of monthly paying users that have spent time on our Platform. Our estimated average lifetime of a paying user has changed at times in the past following such assessments and may change based on future assessments, which has and could result in future material changes to the timing of our revenue and cost of revenue recognition.
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
In addition to revenue recognition and estimates of the average lifetime of a paying user, our accounting policies involve other significant estimates and assumptions as described under Note 1, “Overview and Summary of Significant Accounting Policies”, to our consolidated financial statements included in the 2025 Annual Report. Our management believes that such estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. However, if our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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
Further, many jurisdictions have also adopted or are considering adopting marketplace facilitator laws that shift the burden of tax collection to digital marketplaces. In certain jurisdictions, we may be characterized as a marketplace facilitator for the sale of digital content or physical goods between our creators and users, and in such instances, we may need to invest substantial amounts to modify our solutions or business model to be able to meet any reporting and collection obligations with respect to sales, value added, or similar taxes. A successful assertion by a jurisdiction that we should have been or should be collecting additional sales, value added, or other taxes for the sale of content or physical goods between our creators and users, could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential users or creators from subscribing to our Platform, or otherwise harm our business, results of operations, and financial condition.
We may not realize the benefits expected through our China joint venture.
In February 2019, we entered into a joint venture agreement with Songhua River Investment Limited, referred to as Songhua, an affiliate of Tencent Holdings Limited (“Tencent Holdings”), under which we created Roblox China Holding Corp (the “China JV”), of which we own a 51% ownership interest. Through a wholly-owned subsidiary based in Shenzhen, branded as “Luobu,” the China JV is engaged in the development, localization, and licensing to Chinese creators of a Chinese version of Roblox Studio. Luobu also develops and oversees relations with local Chinese creators and helps them build and publish games and content for our global Platform. In December 2020, Shenzhen Tencent Computer Systems Co. Ltd (“Tencent”), received a required publishing license from the Chinese government, which enabled Tencent to publish a localized version of the Roblox Client as a game in China under the name “Luobulesi.” The license could be withdrawn if Tencent fails to comply with applicable existing or future regulations. Such withdrawal could significantly impair or eliminate the ability to publish and operate Luobulesi in China. The Luobulesi app is not currently available to users in China while we and Tencent build the next version of Luobulesi.
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

Relations may also be compromised if the U.S. pressures the Chinese government regarding its monetary, economic, or social policies. Changes in political conditions in China and changes in the state of China-U.S. relations are difficult to predict and could adversely affect the operations or financial condition of the China JV. In addition, because of our proposed involvement in the Chinese market, any deterioration in political, economic, or trade relations might result in our products being perceived as less attractive in the U.S. or elsewhere. In January 2025, the U.S. Department of Defense (“DOD”) added Tencent Holdings to its list of Chinese military companies operating directly or indirectly in the U.S. under section 1260H of the National Defense Authorization Act for Fiscal Year 2021 (“1260H List”). Beginning in June 2026, this may restrict our ability to resell goods and services of Tencent Holdings to the DOD. The designation may also result in negative publicity for us and the China JV. Further regulatory changes adding Tencent Holdings to additional lists or export and sanctions related restricted or prohibited parties or further controls on entities viewed as connected to the Chinese military could impact our ability to continue working with Tencent Holdings. The Committee on Foreign Investment in the U.S. (“CFIUS”) has continued to apply a more stringent review of certain foreign investment in U.S. companies, including investment by Chinese entities, and has made inquiries to us with respect to Tencent Holding’s equity investment in us and involvement in the China JV. We cannot predict what effect any further inquiry by CFIUS into our relationship with Tencent and Tencent Holdings, developments with respect to the 1260H List, or changes in China-U.S. relations overall may have on our ability to effectively support the China JV or on the operations or success of the China JV.
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
Certain privacy, biometric information, cybersecurity, and data protection laws and regulations have placed and will continue to place significant privacy, data protection, and cybersecurity obligations on organizations such as ours and may require us to continue to change our policies and procedures. For example, the EU’s General Data Protection Regulation (“GDPR”) imposes stringent data protection requirements regarding EU personal data, and EU regulators may impose fines of the greater of €20 million or 4% of annual global revenues of the previous year for the most serious breaches or instances of noncompliance. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach that causes them to suffer harm, (ii) the right of individual member states to impose additional sanctions under local privacy laws over and above the administrative fines specified in the GDPR, and (iii) the ability of supervisory authorities to impose orders requiring companies to modify their practices. Further, the EU’s Data Act (the “Data Act”) became applicable in September 2025. Compliance with the Data Act may require us to adjust contract terms with business partners and enable data sharing in some situations. These changes may result in additional compliance and operational costs, which may affect our business.
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
In addition, the CCPA as modified and supplemented by the California Privacy Rights Act (“CPRA”), requires companies like Roblox to modify their data processing practices and policies, incur compliance related costs and expenses, and gives California residents the ability to opt-out of the selling and sharing of personal information and limit the use of their sensitive personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The CCPA has prompted similar legislative developments in other states, including Virginia, Colorado, Utah, Connecticut, Florida, Iowa, Indiana, Montana, Tennessee, Oregon, Delaware, Texas, New Hampshire, New Jersey, Kentucky, Maryland, Nebraska, Rhode Island, Minnesota, Alabama, and Oklahoma.
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

Legal and regulatory restrictions on virtual currencies like Robux, prepaid gift cards, and payment-related activities may adversely affect our Platform, games, and virtual items on our Platform, which may negatively impact our revenue, bookings, business, and reputation.
The global regulatory landscape around payment-related activities is characterized by a lack of uniformity and increasing scrutiny especially when younger users are involved. Examples of payment-related activities on our Platform include the purchase of prepaid gift cards, Robux, and subscriptions. In addition, our Developer Exchange Program allows creators to be paid in fiat currency based on the amount of earned Robux they have accumulated under certain conditions. We have seen and may continue to see increased application of laws and regulations typically applicable to financial institutions such as regulations around money transmission, virtual currency, unclaimed property, and gift cards, many of which include anti-money laundering, KYC, and sanction screening obligations to digital game and social media companies. Regulators may impose restrictions or bans on our ability to operate our Developer Exchange Program or on the sale of prepaid gift cards. Any such restrictions or prohibitions may adversely affect our Platform, business, revenue, bookings, and our creators. In the U.S., the SEC, its staff, and similar state regulators have deemed certain virtual currencies to be securities subject to regulation under the federal and state securities laws. While we do not consider Robux to be a regulated virtual currency, money transmission, or security, if Robux were deemed to be subject to such federal or state laws, we may be required to redesign our Platform in a manner that would be disruptive to operations and costly to implement, which may threaten the viability of the Platform. We may also be subject to enforcement or other regulatory actions by federal or state regulators, as well as private litigation, which could be costly to resolve. For example, some existing laws regarding the regulation of currency, money transmitters and other financial institutions, and unclaimed property have been interpreted to cover virtual currencies, and could potentially be viewed as covering Robux.
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
In some cases, our software and games are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, Data Security Program, and trade and economic sanctions, including those administered by OFAC, which we collectively refer to as Trade Control Laws and Regulations. Thus, we are subject to laws and regulations that could limit our ability to offer access or full access to our Platform and games to certain persons and in certain countries or territories. For example, certain U.S. laws and regulations administered and enforced by OFAC, may limit our ability to give certain users and creators access to aspects of our Platform and games. Trade Control Laws and Regulations are complex and dynamic, and monitoring and ensuring compliance can be challenging. In addition, we rely on our payment processors for compliance with certain of these Trade Control Laws and Regulations, including preventing paid activity by users and creators that attempt to access our Platform from various jurisdictions comprehensively sanctioned by OFAC, including Cuba, Iran, North Korea, and sanctioned regions of Ukraine. Users and creators from certain of these countries and territories have access to our Platform and games and there can be no guarantee we will be found to have been in full compliance with Trade Control Laws and Regulations during all relevant periods. Any failure by us or our payment processors to comply with the Trade Control Laws and Regulations may lead to violations of the Trade Control Laws and Regulations that could expose us to liability. Additionally, following Russia’s invasion of Ukraine, the U.S. and other countries imposed certain economic sanctions and severe export control restrictions against Russia and Belarus and have continued to strengthen these controls. These countries could continue to increase these sanctions and export restrictions or take other actions that could impact our business. Any failure to comply with applicable laws and regulations could have negative consequences for us, including reputational harm, government investigations, and monetary penalties. In addition, various foreign governments may also impose controls, export license requirements, and/or restrictions applicable to our Platform and games. Compliance with such applicable regulatory requirements may create delays in the introduction of our Platform in some international markets or prevent certain international users and creators from accessing our Platform.
Changes in tax laws and unclaimed property audits by governmental authorities could have a material adverse effect on our business, cash flow, results of operations, or financial conditions.
We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, among other factors, may lead to fluctuations in our tax liability, reporting obligations, and effective tax rates. These changes could also adversely affect our tax positions and increase our cost of compliance. For example, recent U.S. legislation includes numerous tax reform provisions that we continue to evaluate due to their potential impact on our overall tax strategy. Certain jurisdictions, such as Italy, the U.K., and France, have enacted a digital services tax on certain digital revenue streams, which could subject us to additional tax liabilities. Other jurisdictions, such as Brazil, have enacted or proposed indirect tax reform which may impose value added tax on the sales of electronically supplied services. Further, in response to new or additional U.S. tariffs or taxes, countries may impose retaliatory digital service taxes or other similar measures. Such laws and other attempts to impose taxes on e-commerce activities would likely increase the cost to us of operating our business, discourage users from engaging with our Platform, or otherwise adversely affect our business, results of operations, or financial condition. In addition, a number of U.S. states, the U.S. federal government, and foreign jurisdictions have implemented and may impose reporting or recording-keeping obligations for digital platforms. These new requirements may require us to modify our data processing and reporting practices and policies, which may cause us to incur substantial costs and expenses to comply with. Any failure by us to comply with these and similar information reporting and withholding obligations could result in substantial liabilities, monetary penalties, and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.
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
Our success relies in part on the ability of creators to drive engagement with content that is challenging, engaging, fun, interesting, and novel. Creators are responsible for clearing the rights to all of the content they upload to our Platform or physical goods that they make available for sale, but some creators may upload content or link goods that infringes the rights or violates the terms of use of third parties in violation of our terms of use. We rely upon legal protections in various jurisdictions to protect us from claims of monetary damages for content that is uploaded to and stored on our Platform at the direction of our users, or counterfeit goods and copyright-infringing material made available for sale, but those protections may change or disappear over time, increasing our exposure for claims of copyright or other intellectual property infringement. If we should lose or fail to qualify for statutory or other legal protections that immunize us from monetary damages for intellectual property infringement, the damages could be significant and have a material impact on our business. While we have implemented measures designed to limit our exposure to claims of intellectual property infringement, such as our self-serve License Manager which enables our creators to partner with rights holders, intellectual property owners may still allege that we failed to take appropriate measures to prevent infringing activities on our systems, that we turned a blind eye to infringement, or that we facilitated, induced, or contributed to infringement.

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
Risks Related to Intellectual Property
Claims by others that we infringe their proprietary technology or other rights, the activities of our users, or the content of the games on our Platform could subject us to liability and harm our business.
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
Additionally, we have incorporated, and are continuing to develop and deploy, AI in our products and the operations of our business. Content used to create, or created by using, AI tools and products may not be subject to copyright protection, the determination of which may adversely affect our intellectual property rights in, or ability to deploy, commercialize or use, such tools and products or the underlying content. In the U.S., a number of companies have faced civil lawsuits related to the foregoing and other issues, the outcome of any one of which may, among other things, require us to limit the ways in which we use AI in our business. In addition, regulatory obligations may require us to modify our practices with respect to intellectual property used in AI development. In addition to lawsuits and regulations focused on the AI service providers and deployers themselves, our use of output produced by AI tools may also expose us to claims, increasing our risks of liability.
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

We use open source software as part of, and in connection with certain games on, our Platform, which may pose particular intellectual property and security risks to and could have a negative impact on our business.
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
The market price of our Class A common stock has fluctuated, and may continue to fluctuate in response to various factors, including those listed in this Quarterly Report on Form 10-Q, some of which are beyond our control and unrelated to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the market price of our Class A common stock include the following:
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
Third parties also regularly publish data about us and other mobile, gaming, and social platform companies with respect to DAUs, revenue, bookings, top games, game charts, hours engaged, and other information concerning application usage. These metrics are proprietary to the provider, and in many cases do not accurately reflect the actual levels of bookings, revenue, or user engagement across all platforms. There is a possibility that third parties could change their methodologies for calculating these metrics in the future. For example, short sellers have and may in the future publish reports relying in part on such metrics. These reports appear intended to decrease the price of our Class A common stock and have resulted in and may result in claims, litigation, or investigations due to any published allegations by shareholders, regulators, and others. To the extent that securities analysts or investors base their views of our business or prospects on such third-party data, including reports of short sellers, the price of our Class A common stock may be volatile and may not reflect the performance of our business.

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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. If these new systems, controls, or standards and the associated process changes do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports, or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise. We have identified in the past, and may identify in the future, deficiencies in our controls, which could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. If we are unable to, or if we are perceived as being unable to, comply with the requirements of the Sarbanes-Oxley Act in a timely manner or maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the trading price of our Class A common stock could decline, and we have been and could be subject to increased regulatory scrutiny, including sanctions or investigations by the SEC or other regulatory authorities. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports.
Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. We have our headquarters and a large employee presence in San Mateo, California, an area which in recent years has been increasingly susceptible to fires, severe weather events, and power outages, any of which could disrupt our operations, and which contains active earthquake zones. In the event of a major earthquake, hurricane, or other catastrophic event such as fire, power loss, rolling blackouts or power loss, telecommunications failure, pandemic, geopolitical conflicts such as in Ukraine and the Middle East, cyber-attack, war, terrorist attacks, or other physical security threats, including violence directed at the Company or our personnel, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our Platform development, lengthy interruptions in our Platform, breaches of security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Certain catastrophic events would also cause disruptions to the internet or the economy as a whole. Global climate change could also result in natural disasters occurring more frequently or with more intense effects, which could cause business interruptions. A future health crisis like the COVID-19 pandemic, as well as the actions taken by various governments, businesses, and individuals in response, may also impact our business, operations, and financial results in ways that we may not be able to accurately predict. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Our disaster recovery plan may not be sufficient to address all aspects of any unanticipated consequence or incident, we may not be able to maintain business continuity at profitable levels or at all, and our insurance may not be sufficient to compensate us for the losses that could occur.
Our operations are subject to the effects of changing inflation rates and volatile global economic conditions.
The U.S., Europe, and other key global markets have recently experienced historically high levels of inflation. If the inflation rate or global economic volatility remains high, it will likely affect all of our expenses, including, but not limited to, employee compensation expenses and energy expenses and it may reduce consumer discretionary spending, which could affect the buying power of our users and creators and lead to a reduced demand for our Platform.

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
Additionally, we maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If the financial conditions affecting the banking industry and financial markets cause additional banks and financial institutions to enter receivership or become insolvent, our ability to access our existing cash, cash equivalents and investments, or to draw on our existing lines of credit, may be threatened and could have a material adverse effect on our business and financial condition.

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

On January 13, 2026, Mark Reinstra, our Chief Legal Officer and Corporate Secretary, terminated his Rule 10b5-1 trading arrangement originally adopted on August 6, 2025. On February 19, 2026, Mr. Reinstra adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 154,233 shares of Class A common stock, with the actual number of shares sold determined based on a written formula at specified market prices. The trading arrangement expires on February 26, 2027, or earlier if all transactions under the trading arrangement are completed.

On February 10, 2026, David Baszucki, our Chief Executive Officer and member of our Board of Directors, terminated his Rule 10b5-1 trading arrangement originally adopted on August 6, 2025. On February 11, 2026, Mr. Baszucki adopted a Rule 10b5-1 trading arrangement as trustee of The Freedom Revocable Trust dated February 28, 2017, and as trustee of The Baszucki Family Foundation. The trading arrangement provides for the sale from time to time of an aggregate of up to 2,608,944 shares of Class A common stock, with the actual number of shares sold determined based on a written formula at specified market prices, and the gift of an aggregate of up to 884,821 shares of Class A common stock to charitable organizations. The trading arrangement expires on May 15, 2027, or earlier if all transactions under the trading arrangement are completed.

On February 18, 2026, Amy Rawlings, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 3,550 shares of Class A common stock, plus additional shares determined based on a written formula that was calculated based on a specified number of shares of Class A common stock resulting from the future vesting of RSUs granted before the adoption date of the trading arrangement, with the actual number of shares sold determined based on a written formula at specified market prices. The trading arrangement expires on March 2, 2027, or earlier if all transactions under the trading arrangement are completed.

On February 25, 2026, Anthony Lee, a member of our Board of Directors, terminated his Rule 10b5-1 trading arrangement originally adopted on November 24, 2025. On February 26, 2026, Mr. Lee adopted a Rule 10b5-1 trading arrangement as trustee of The Fallen Leaf Revocable Trust and co-trustee of trusts for his children providing for the sale from time to time of an aggregate of up to 700,000 shares of Class A common stock, with the actual number of shares sold determined based on a written formula at specified market prices. The trading arrangement expires on June 30, 2027, or earlier if all transactions under the trading arrangement are completed.

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

Roblox Corporation

Date: April 30, 2026	By:	/s/ Naveen Chopra

Naveen Chopra
Chief Financial Officer
(Principal Financial Officer)