Form 10-Q
period 2026-06-30
Roblox Corp
filed 2026-07-30
CIK 1315098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 15, 2026, the registrant had approximately 669,992,988 shares of Class A common stock and 44,382,953 shares of Class B common stock outstanding, each with a par value of $0.0001 per share.

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
•generating sufficient cash to service our debt and other obligations that apply to our indebtedness; and
•our expectations regarding our share repurchase program.
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
While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our platform is used. These metrics are determined by using internal data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. This platform tracks user account and session activity, and its accuracy and precision may be and, at times, has been impacted by implementation challenges, methodological limitations, and operational constraints. If we fail to maintain an effective analytics platform, our metrics calculations may be inaccurate. These metrics are also determined by certain demographic data historically provided to us by the user, such as age or gender and increasingly using age-check data, as further described below. If our users provide us with incorrect or incomplete information or if our age-check systems misrepresent user ages, then our estimates may be inaccurate. Our estimates have changed and may continue to change as our methodologies and platform evolve, including through the application of new data sets or technologies or as our platform changes with new features and enhancements.
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
As our platform evolves, we regularly review our methodologies for calculating the number of legitimate users and the time spent on our platform. We have implemented and may continue to implement new calculation methods based on changes in technology, user behavior, and other factors in a constantly evolving environment. We also continually seek to upgrade our systems to detect and deter invalid user activities, including botting, non-active time, and unauthorized platform use across all devices. These ongoing refinements to our methodologies and systems impact our user metrics, such as DAUs and hours engaged.
For more information on the risks relating to our user metrics and behavior, see the sections titled “Risk Factors—Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may significantly harm and negatively affect our reputation and our business” and “Risk Factors—Some creators and users on our Platform may make unauthorized, fraudulent, or illegal use of Robux and other digital goods or games on our Platform, including by use of unauthorized third-party websites or “cheating” programs.”
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
We believe bookings provide a timelier indication of trends in our operating results that are not necessarily reflected in our revenue as a result of the fact that we recognize the majority of revenue over the estimated average lifetime of a paying user, which was 27 months as of June 30, 2026. The change in deferred revenue constitutes the vast majority of the reconciling difference from revenue to bookings. By removing these non-cash adjustments, we are able to measure and monitor our business performance based on the timing of actual transactions with our users and the cash that is generated from these transactions. Over the long term, the factors impacting our revenue and bookings trends are the same. However, in the short term, there are factors that may cause revenue and bookings trends to differ.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ROBLOX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares which are reflected in thousands, and par values)
(unaudited)

	As of
	June 30, 2026		December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$991		$1,205
Short-term investments	2,023		1,850
Accounts receivable—net of allowances	498		901
Prepaid expenses and other current assets	139		109
Deferred cost of revenue, current portion	883		833
Total current assets	4,534		4,898
Long-term investments	3,070		2,493
Property and equipment—net	823		885
Operating lease right-of-use assets	689		651
Deferred cost of revenue, long-term	421		448
Intangible assets, net	20		18
Goodwill	163		143
Other assets	25		21
Total assets	$9,745		$9,557
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$24		$65
Accrued expenses and other current liabilities	479		396
Developer exchange liability	421		496
Deferred revenue—current portion	4,596		4,169
Total current liabilities	5,520		5,126
Deferred revenue—net of current portion	2,308		2,337
Operating lease liabilities	669		643
Long-term debt, net	1,009		993
Other long-term liabilities	110		83
Total liabilities	9,616		9,182
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 5,000,000 authorized as of June 30, 2026 and December 31, 2025, 714,292 and 708,359 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; Class A common stock—4,935,000 shares authorized as of June 30, 2026 and December 31, 2025, 669,909 and 661,289 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; Class B common stock—65,000 shares authorized as of June 30, 2026 and December 31, 2025, 44,383 and 47,070 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	*	—	*
Additional paid-in capital	5,661		5,438
Accumulated other comprehensive income/(loss)	(19)		17
Accumulated deficit	(5,490)		(5,061)
Total Roblox Corporation stockholders’ equity	152		394
Noncontrolling interest	(23)		(19)
Total stockholders’ equity	129		375
Total liabilities and stockholders’ equity	$9,745		$9,557
* Amounts round to zero.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except number of shares which are reflected in thousands, and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$1,469	$1,081	$2,911	$2,116
Costs and expenses:
Cost of revenue(1)	292	236	586	461
Developer exchange fees	363	316	786	598
Infrastructure and trust & safety	363	261	687	503
Research and development	420	385	842	759
General and administrative	199	152	408	271
Sales and marketing	61	53	125	101
Total costs and expenses	1,698	1,403	3,434	2,693
Loss from operations	(229)	(322)	(523)	(577)
Interest income	59	49	114	95
Interest expense	(10)	(11)	(20)	(21)
Other income/(expense), net	(3)	5	(1)	9
Loss before income taxes	(183)	(279)	(430)	(494)
Provision for/(benefit from) income taxes	2	1	3	2
Consolidated net loss	(185)	(280)	(433)	(496)
Net loss attributable to noncontrolling interest	(2)	(2)	(4)	(3)
Net loss attributable to common stockholders	$(183)	$(278)	$(429)	$(493)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.41)	$(0.60)	$(0.73)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	716,767	684,837	714,246	678,307
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Consolidated net loss	$(185)	$(280)	$(433)	$(496)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	—	6	(1)	8
Net change in unrealized gains/(losses) on available-for-sale marketable securities	(14)	3	(35)	10
Other comprehensive income/(loss), net of tax	(14)	9	(36)	18
Total comprehensive loss, including noncontrolling interest	(199)	(271)	(469)	(478)
Less: net loss attributable to noncontrolling interest	(2)	(2)	(4)	(3)
Other comprehensive loss attributable to noncontrolling interest, net of tax	(2)	(2)	(4)	(3)
Total comprehensive loss attributable to common stockholders	$(197)	$(269)	$(465)	$(475)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)
(unaudited)
Three Months Ended June 30, 2026

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount*
Balance at March 31, 2026	715,795	$—	$5,744	$(5)	$(5,307)	$(21)	$411
Issuance of common stock upon exercise of stock options	865	—	3	—	—	—	3
Issuance of common stock from acquisition of a business	993	—	12	—	—	—	12
Vesting of restricted stock units and performance stock units	4,868	—	—	—	—	—	—
Repurchases and retirement of common stock	(8,229)	—	(380)	—	—	—	(380)
Stock-based compensation expense	—	—	282	—	—	—	282
Other comprehensive income/(loss)	—	—	—	(14)	—	—	(14)
Net loss	—	—	—	—	(183)	(2)	(185)
Balance at June 30, 2026	714,292	$—	$5,661	$(19)	$(5,490)	$(23)	$129
Six Months Ended June 30, 2026

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount*
Balance at December 31, 2025	708,359	$—	$5,438	$17	$(5,061)	$(19)	$375
Issuance of common stock upon exercise of stock options	1,759	—	7	—	—	—	7
Issuance of common stock from acquisition of a business	993	—	12	—	—	—	12
Issuance of common stock under Employee Stock Purchase Plan	524	—	27	—	—	—	27
Vesting of restricted stock units and performance stock units	10,886	—	—	—	—	—	—
Repurchases and retirement of common stock	(8,229)	—	(380)	—	—	—	(380)
Stock-based compensation expense	—	—	557	—	—	—	557
Other comprehensive income/(loss)	—	—	—	(36)	—	—	(36)
Net loss	—	—	—	—	(429)	(4)	(433)
Balance at June 30, 2026	714,292	$—	$5,661	$(19)	$(5,490)	$(23)	$129
* Amounts in this column round to zero.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)
(unaudited)
Three Months Ended June 30, 2025

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount*
Balance at March 31, 2025	677,750	$—	$4,516	$5	$(4,210)	$(14)	$297
Issuance of common stock upon exercise of stock options	9,727	—	27	—	—	—	27
Vesting of restricted stock units and performance stock units	5,684	—	—	—	—	—	—
Stock-based compensation expense	—	—	285	—	—	—	285
Other comprehensive income/(loss)	—	—	—	9	—	—	9
Net loss	—	—	—	—	(278)	(2)	(280)
Balance at June 30, 2025	693,161	$—	$4,828	$14	$(4,488)	$(16)	$338
Six Months Ended June 30, 2025

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount*
Balance at December 31, 2024	666,419	$—	$4,221	$(4)	$(3,995)	$(13)	$209
Issuance of common stock upon exercise of stock options	14,358	—	39	—	—	—	39
Issuance of common stock under Employee Stock Purchase Plan	1,011	—	24	—	—	—	24
Vesting of restricted stock units	11,373	—	—	—	—	—	—
Stock-based compensation expense	—	—	544	—	—	—	544
Other comprehensive income/(loss)	—	—	—	18	—	—	18
Net loss	—	—	—	—	(493)	(3)	(496)
Balance at June 30, 2025	693,161	$—	$4,828	$14	$(4,488)	$(16)	$338
* Amounts in this column round to zero.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Consolidated net loss	$(433)	$(496)
Adjustments to reconcile consolidated net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	126	108
Stock-based compensation expense	557	544
Operating lease non-cash expense	66	60
Accretion on marketable securities, net	(23)	(34)
Other adjustments	(11)	5
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	407	87
Prepaid expenses and other current assets	(34)	(24)
Deferred cost of revenue	(24)	(93)
Other assets	(1)	(7)
Accounts payable	(32)	12
Accrued expenses and other current liabilities	68	8
Developer exchange liability	(75)	(25)
Deferred revenue	401	538
Operating lease liabilities	(72)	(53)
Other long-term liabilities	27	13
Net cash and cash equivalents provided by operating activities	947	643
Cash flows from investing activities:
Acquisition of property and equipment	(55)	(40)
Purchases of intangible assets	(2)	—
Payments related to business combinations, net of cash acquired	(6)	—
Purchases of investments	(2,983)	(2,611)
Maturities of investments	1,649	1,809
Sales of investments	577	412
Other investing activities	3	—
Net cash and cash equivalents used in investing activities	(817)	(430)
Cash flows from financing activities:
Proceeds from issuance of common stock	34	64
Repurchases of common stock	(375)	—
Net cash and cash equivalents provided by (used in) financing activities	(341)	64
Effect of exchange rate changes on cash and cash equivalents	(3)	6
Net increase/(decrease) in cash and cash equivalents	(214)	283
Cash and cash equivalents
Beginning of period	1,205	712
End of period	$991	$995
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities	$21	$36
Fair value of common stock and unregistered restricted stock units issued and additional cash consideration payable associated with business combinations	$17	—
Repurchases of common stock included in accrued liabilities	$5	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
In the Company’s opinion, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 2026 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other interim period.
For a discussion of the Company’s significant accounting policies, refer to the significant accounting policies as described in the Company’s consolidated financial statements and related notes included in the 2025 Annual Report.
Starting with its Quarterly Report on Form 10-Q for the period ended March 31, 2026, the Company changed its financial statement presentation to round dollars from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior period disclosed amounts. Additionally, certain columns and rows within the financial statements and tables may not be presented due to rounding to zero. Lastly, percentages presented may not add to their respective totals due to rounding.
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
3. Revenue from Contracts with Customers
The following table summarizes revenue by region based on the billing country of users (in millions, except percentages):

	Three Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada(1)	$846	57%	$670	62%
Europe	304	21	204	19
Asia-Pacific, including Australia and New Zealand	175	12	116	11
Rest of world	144	10	91	8
Total	$1,469	100%	$1,081	100%

	Six Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada(1)	$1,684	57%	$1,317	62%
Europe	599	21	398	19
Asia-Pacific, including Australia and New Zealand	344	12	225	11
Rest of world	284	10	176	8
Total	$2,911	100%	$2,116	100%
(1)The Company’s revenues in the United States were 54% of consolidated revenue for each of the three and six months ended June 30, 2026 and 58% for each of the three and six months ended June 30, 2025.
No individual country, other than the United States, exceeded 10% of the Company’s consolidated revenue for any period presented.
As a percentage of total virtual item-related revenue, durable and consumable revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Durable virtual item revenue	91%	90%	90%	91%
Consumable virtual item revenue	9%	10%	10%	9%
Deferred Revenue
The Company receives payments from its users based on the payment terms established in its contracts. Such payments are initially recorded to deferred revenue and are recognized into revenue as the Company satisfies its performance obligations. The aggregate amount of revenue allocated to unsatisfied performance obligations is included in the Company’s deferred revenue balances.
The increase in deferred revenue for the six months ended June 30, 2026 was driven by sales during the period exceeding revenue recognized from the satisfaction of the Company’s performance obligations, which includes the revenue recognized during the period that was included in the current portion of deferred revenue at the beginning of the period. During the six months ended June 30, 2026, we recognized $2.3 billion of revenue that was included in the current deferred revenue balance as of December 31, 2025.
4. Leases
On January 30, 2026, the Company executed lease agreements pursuant to which the Company will lease an additional 352,192 square feet of office space for two additional buildings at its corporate headquarters for lease terms of approximately 13 years each. The total incremental base rent under the agreements is approximately $403 million (net of rent abatement and tenant improvement allowances). As of June 30, 2026, the Company has not taken possession of this office space.

5. Cash Equivalents and Investments
The following is a summary of the Company’s cash equivalents and short-term and long-term investments (in millions):

	As of June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$796	$—	$—	$796	$796	$—	$—
U.S. Treasury securities	2,838	—	(12)	2,826	—	1,438	1,388
Subtotal	3,634	—	(12)	3,622	796	1,438	1,388
Level 2
U.S. agency securities	704	—	(7)	697	—	—	697
Commercial paper	436	—	—	436	—	436	—
Corporate debt securities	1,132	1	(4)	1,129	—	144	985
Subtotal	2,272	1	(11)	2,262	—	580	1,682
Total Debt Securities	$5,906	$1	$(23)	$5,884	$796	$2,018	$3,070
Equity Securities
Level 1
Mutual funds(1)				$5	$—	$5	$—
Total Equity Securities				$5	$—	$5	$—
Total Cash Equivalents and Investments	$5,906	$1	$(23)	$5,889	$796	$2,023	$3,070

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$1,010	$—	$—	$1,010	$1,010	$—	$—
U.S. Treasury securities	2,551	7	—	2,558	3	1,427	1,128
Subtotal	3,561	7	—	3,568	1,013	1,427	1,128
Level 2
U.S. agency securities	542	—	—	542	—	—	542
Commercial paper	325	—	—	325	—	325	—
Corporate debt securities	911	6	—	917	—	94	823
Subtotal	1,778	6	—	1,784	—	419	1,365
Total Debt Securities	$5,339	$13	$—	$5,352	$1,013	$1,846	$2,493
Equity Securities
Level 1
Mutual funds(1)				$4	$—	$4	$—
Total Equity Securities				$4	$—	$4	$—
Total Cash Equivalents and Investments	$5,339	$13	$—	$5,356	$1,013	$1,850	$2,493
(1)The equity securities relate to the Company’s nonqualified deferred compensation plan and are held in a rabbi trust.
As of June 30, 2026, all of the Company’s long-term debt investments have contractual maturities between one and five years.
Changes in market interest rates, credit risk of borrowers, and overall market liquidity, amongst other factors, may cause the Company’s short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of June 30, 2026, the unrealized losses were primarily driven by increases in market interest rates following the date of purchase and the Company does not intend to sell, nor is it more likely than not it will be required to sell, such securities before recovering the amortized cost basis.

The following table presents fair values and gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of June 30, 2026
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$2,663	$(12)	$—	$—	$2,663	$(12)
U.S. agency securities	699	(7)	—	—	699	(7)
Corporate debt securities	803	(4)	—	—	803	(4)
Total	$4,165	$(23)	$—	$—	$4,165	$(23)
6. Other Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in millions):

	As of
	June 30, 2026	December 31, 2025
Prepaid expenses	$84	$63
Accrued interest receivable	47	35
Other current assets	8	11
Total prepaid expenses and other current assets	$139	$109
Property and equipment, net
Property and equipment, net, consisted of the following (in millions):

	As of
	June 30, 2026	December 31, 2025
Servers and related equipment and software	$1,218	$1,065
Computer hardware and software licenses	61	59
Furniture and fixtures	3	2
Leasehold improvements	269	263
Construction in progress	20	11
Prepayments for purchase of equipment and construction in progress	42	169
Total property and equipment	1,613	1,569
Less accumulated depreciation and amortization	(790)	(684)
Property and equipment—net	$823	$885
Construction in progress primarily relates to leasehold improvements for the Company’s leased office buildings and networking and other infrastructure equipment to support the Company’s data centers.
Total depreciation and amortization expense of property and equipment was $63 million and $124 million for the three and six months ended June 30, 2026, respectively, and $50 million and $99 million for the three and six months ended June 30, 2025, respectively.

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of
	June 30, 2026	December 31, 2025
Accrued operating expenses and liabilities	$200	$67
Short-term operating lease liabilities	158	151
Accrued interest on the 2030 Notes	6	6
Taxes payable	74	99
Accrued compensation and other employee related liabilities	27	48
Short-term debt	—	15
Other current liabilities	14	10
Total accrued expenses and other current liabilities	$479	$396
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
As of June 30, 2026, the Company was in compliance with all of its covenants under the Indenture.
The net carrying amount of the 2030 Notes, which is presented as a component of long-term debt in the Company’s condensed consolidated financial statements, was as follows (in millions):

	As of
	June 30, 2026	December 31, 2025
Principal	$1,000	$1,000
Unamortized issuance costs	(6)	(7)
Net carrying amount	$994	$993
Interest expense related to the 2030 Notes, which includes amortization of debt issuance costs, was $10 million for each of the three months ended June 30, 2026 and 2025 and $20 million for each of the six months ended June 30, 2026 and 2025.
The debt issuance costs for the 2030 Notes are amortized to interest expense over the term of the 2030 Notes using an annual effective interest rate of 4.05%.
As of June 30, 2026 and December 31, 2025, the estimated fair value of the 2030 Notes was approximately $947 million and $958 million, respectively, determined based on the last trading price of the 2030 Notes during the reporting period (a Level 2 input).
Joint Venture Financing
Refer to Note 12, “Joint Venture”, in the notes to the condensed consolidated financial statements for additional information on debt issued by the Company’s consolidated subsidiary, Roblox China Holding Corp.

8. Commitments and Contingencies
Lease Commitments—The Company leases office facilities and space for data center operations under operating leases expiring in various years through 2037 for leases that have commenced and 2041 for leases that have not yet commenced. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. All of the Company’s leases are accounted for as operating leases. There has been no material change in the Company’s lease commitments during the six months ended June 30, 2026, except for lease commitments primarily related to office facilities and data centers in the ordinary course of business.
Purchase Obligations—Non-cancellable contractual purchase obligations primarily consist of contracts associated with data center hosting providers, software vendors, and payment processors. In June 2026, the Company executed agreements to purchase a total of $845 million of hosting services over three annual periods beginning July 1, 2026, with annual commitments ranging from $248 million to $296 million. There have been no other material changes in the Company’s purchase obligations during the six months ended June 30, 2026, other than non-cancellable purchase commitments made in the ordinary course of business, primarily related to data center hosting providers, software vendors, and payment processors.
Letters of Credit—The Company has letters of credit in connection with its operating leases which are not reflected in the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. There have been no material changes to the Company’s letters of credit during the six months ended June 30, 2026.
Legal Proceedings—The Company is and may in the future become involved in various legal matters, including investigations, proceedings, claims, litigation, and other legal matters, such as those described below. The Company intends to defend itself vigorously in all such matters. The Company has and may continue to incur substantial legal fees, which are expensed as incurred.
As of June 30, 2026 and December 31, 2025, the Company accrued for losses related to matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated, certain of which are described in more detail below. The Company considered the progress of these matters, the opinions and views of its legal counsel and outside advisors, its experience and settlements in similar matters, and other factors in arriving at the conclusion that a potential loss was probable. For all other legal matters, the Company cannot determine a reasonable estimate of the maximum possible loss or range of loss given the inherent uncertainty based on the facts and circumstances of such matters at this time. The maximum amount of liability that may ultimately result cannot be predicted with absolute certainty and the ultimate resolution of one or more of these matters could ultimately have a material adverse effect on the Company’s operations.
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
In recent periods, there has been increased regulatory and litigation focus on areas that impact the Company’s business, including the protection of minors online, privacy, consumer protection, and digital safety overall. As a result, the Company has become subject to regulatory investigations and/or legal proceedings from both regulators and individuals relating to, among other things, claims arising from allegations that the Company has facilitated gambling by users of the Platform, including by minors, that the Platform is unsafe, that the Company has misrepresented the safety of the Platform, that the Company has failed to warn of or misrepresented the risk of encountering bad actors on the Platform, that the Company provides inadequate safety controls on the Platform, that the Platform is addictive, that the terms of use are not enforceable against minors and that the Company unlawfully or unfairly benefits from child labor. Various state attorneys general have filed claims, announced the intent to file claims, or commenced investigations against the Company based on various state laws and causes of action primarily relating to youth-related consumer protection and digital safety matters. As of July 30, 2026, states that have filed suit include Arkansas, Florida, Indiana, Iowa, Kentucky, Louisiana, Nebraska, Oklahoma, Tennessee, and Texas. Los Angeles County, California has filed a suit as well. Each action is unique to the applicable state laws. These legal proceedings are still in the early stages of litigation. However, in State of Texas v. Roblox Corporation, the Travis County District Court granted in part and denied in part on March 6, 2026 the Company’s motion to dismiss a complaint filed by the State of Texas on November 6, 2025. The complaint asserts claims for violations of the Texas Deceptive Trade Practices Act and Texas’ common nuisance law, alleges that the Company failed to adequately protect children on the Platform, and seeks civil penalties, declaratory and injunctive relief, and attorneys’ fees and costs. The court dismissed Texas’ common nuisance claim but allowed the Deceptive Trade Practices Act claim to proceed. Similarly, in State of Iowa v. Roblox Corp., the Polk County District Court granted in part and denied in part the Company’s motion to dismiss on May 13, 2026. The complaint asserts a claim under the Iowa Consumer Fraud Act. The court’s order dismissed certain factual allegations as non-actionable. The Company anticipates filing or has filed motions to dismiss that are currently pending in the remainder of these cases. At this time, the Company is unable to reasonably estimate the loss or range of loss, if any, arising from any of the above-referenced matters.
In addition, the Company has entered into settlement agreements with certain states, including Alabama, Mississippi, Nevada, South Dakota, and West Virginia as of July 30, 2026, and is in negotiations with certain other states regarding similar youth-related consumer protection and digital safety matters. During the three and six months ended June 30, 2026, the Company accrued $34 million and $91 million of expense, respectively, within general and administrative expense associated with both settlement agreements and settlement discussions that actually occurred, including developments through the date of this filing. The amounts accrued relate to cash payments owed to the states with no future obligating events.
Certain elements of the settlements and/or settlement proposals have not been accrued as of June 30, 2026. These include commitments for public service campaigns, headcount for law enforcement liaisons, costs associated with implementing certain Platform and policy changes, and/or liquidated damages if certain settlement terms are deemed to be breached in the future. Such commitments will be expensed as incurred or in the case of liquidated damages, will be expensed only if a breach is considered probable to occur. Outside of the amounts accrued, the Company currently is unable to reasonably estimate the loss or range of loss, if any, arising from unasserted claims with other jurisdictions given the inherent uncertainty around future settlement discussions, including, but not limited to, structure and amount of settlement terms and the timing of any future Company commitments, as well as the diversity of state laws. Additionally, there can be no assurance that any settlement proposals will be accepted by any of the state attorney general counterparties with whom the Company is currently in negotiations or may engage with in the future.

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
The Company reserved shares of common stock for future issuance as follows (in thousands):

	As of
	June 30, 2026	December 31, 2025
Stock options outstanding	7,402	9,178
Restricted Stock Units (“RSUs”) and Unregistered Restricted Stock Awards (“RSAs”) outstanding	27,664	24,524
Performance Stock Units (“PSUs”) outstanding(1)	2,410	2,719
2020 Equity Incentive Plan	135,179	112,747
2020 Employee Stock Purchase Plan	32,632	26,072
Other awards and warrants outstanding or unreleased	343	342
Total	205,630	175,582
(1)For awards with ongoing performance periods as of the respective balance sheet date, the shares of common stock reserved for future issuance are reflected at maximum achievement levels.
Share Repurchase Program
In May 2026, the Company’s Board of Directors authorized a share repurchase program for up to $3.0 billion of the Company’s Class A common stock. Under the program, the Company may purchase shares from time to time through open market transactions, privately negotiated transactions, and other means in compliance with applicable securities laws, including through Rule 10b5-1 plans. The program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of Class A common stock. The timing, manner, price, and amount of any repurchases will be determined by the Company at its discretion and depend on a variety of factors, including legal requirements, price, and economic market conditions.
During the three months ended June 30, 2026, the Company repurchased and subsequently retired 8.2 million shares of its Class A common stock for an aggregate amount of $380 million. As of June 30, 2026, $2.6 billion remained available under the program authorization.
10. Stock-Based Compensation Expense
Stock-based compensation expense was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Infrastructure and trust & safety	$34	$34	$69	$68
Research and development	195	189	387	366
General and administrative	41	49	78	85
Sales and marketing	12	13	23	25
Total stock-based compensation expense	$282	$285	$557	$544

Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding
	Number of Shares Subject to Options (in thousands)	Weighted-Average Exercise Price (per Option)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balances as of December 31, 2025	9,178	$3.64	3.07	$710
Cancelled, forfeited, and expired	(17)	$1.05
Exercised	(1,759)	$3.50
Balances as of June 30, 2026	7,402	$3.68	2.71	$375
RSUs, RSAs, and PSUs
The following table summarizes the Company’s RSU, RSA, and PSU activities, excluding the 2024 CEO PSU Award, which is described in more detail in the following section:

	Unvested RSUs and RSAs Outstanding		Unvested Management PSUs Outstanding(1)
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per Share)	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per Share)
Unvested as of December 31, 2025	24,524	$63.59	1,826	$51.78
Granted	15,277	$53.71	773	$72.52
Vested	(9,654)	$54.74	(561)	$42.34
Cancelled	(2,483)	$62.28	(312)	$52.29
Unvested as of June 30, 2026	27,664	$61.34	1,726	$64.04
(1)Includes PSUs issued to certain members of management (the “Management PSUs”) in each of the years 2023 through 2026 and excludes the 2024 CEO PSU Award, which is described in more detail below. The Management PSUs include awards with financial performance-based targets and market performance-based targets. All unvested PSU grants and balances are shown at the aggregate maximum number of shares that were granted and may be earned and issued with respect to each award over its full term (up through any applicable cancellation). Stock-based compensation expense recognized related to the Management PSUs was $2 million and $9 million during the three and six months ended June 30, 2026, respectively, and $17 million and $23 million during the three and six months ended June 30, 2025, respectively.
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
Under the 2024 CEO PSU Award, the number of shares earned ranged from 0% to 200% of the target number of shares based on the Company’s performance against two independent performance measures relative to pre-established thresholds during a two-year performance period that ended on December 31, 2025. The two independent performance measures were the Company’s cumulative (i) bookings during the performance period, as defined in the grant agreement with Mr. Baszucki and (ii) Adjusted EBITDA during the performance period, which correlates to the covenant Adjusted EBITDA calculation used in certain covenant calculations specified in the Indenture (the “PSU Adjusted EBITDA”). Further, the award is subject to Mr. Baszucki’s continuous service with the Company through each vesting date. In the first quarter of 2026, 67% of the award earned vested and the remaining 33% of the award earned, vests in four equal quarterly installments thereafter beginning in the second quarter of 2026. The Company recognizes stock-based compensation expense for the 2024 CEO PSU Award on an accelerated attribution method over the requisite service period of each separately vesting tranche. Actual performance against the pre-established thresholds under the 2024 CEO PSU Award has no impact on the subsequent stock-based compensation expense recognized.
The target number of shares under the 2024 CEO PSU Award was 446,534 in aggregate, with 80% of the target number of shares allocated to the cumulative bookings performance measure and 20% of the target number of shares allocated to the cumulative PSU Adjusted EBITDA performance measure. Based on actual performance through the end of the performance period ending on December 31, 2025, a total of 893,068 shares were earned under the 2024 CEO PSU Award, with vesting subject to Mr. Baszucki’s continued service with the Company through the applicable vesting date. In the six months ended June 30, 2026, 672,033 of those shares vested.
The Company recorded $2 million and $7 million of stock-based compensation expense related to the 2024 CEO PSU Award during the three and six months ended June 30, 2026, respectively, and $7 million and $15 million during the three and six months ended June 30, 2025, respectively, within general and administrative expenses.
Under the 2024 CEO Award, Mr. Baszucki was granted 148,844 RSUs which vest quarterly over a three-year service period beginning March 1, 2024, subject to Mr. Baszucki’s continued service with the Company through the applicable vesting date.
Employee Stock Purchase Plan
The Company recorded $7 million and $15 million of stock-based compensation expense related to the 2020 ESPP during the three and six months ended June 30, 2026, respectively, and $3 million and $7 million during the three and six months ended June 30, 2025, respectively.

11. Accumulated Other Comprehensive Income/(Loss)
The following table shows a summary of changes in accumulated other comprehensive income/(loss) by component for the six months ended June 30, 2026 (in millions):

	Foreign Currency Translation	Unrealized Gains/ (Losses) on Available-For-Sale Debt Securities	Total
Balance as of December 31, 2025	$4	$13	$17
Other comprehensive income/(loss), net of tax, before reclassifications	(1)	(34)	(35)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	—	(1)	(1)
Change in accumulated other comprehensive income/(loss), net of tax	(1)	(35)	(36)
Balance as of June 30, 2026	$3	$(22)	$(19)
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
The portion of the JV Notes outstanding to Songhua is reflected in the Company’s condensed consolidated financial statements as long-term debt, net as of June 30, 2026 and within accrued expenses and other current liabilities as of December 31, 2025, at its principal amount, while the portion outstanding to the Company – including any related interest expense – is eliminated upon consolidation. Interest expense related to the JV Notes was not material for any of the periods presented.

13. Income Taxes
The Company is subject to federal and state income tax in the United States, as well as foreign tax jurisdictions in which it conducts business. The Company does not provide for U.S. income taxes or foreign withholding taxes on the undistributed earnings of its profitable foreign subsidiaries because it intends to permanently reinvest such earnings in foreign operations.
The provision for/(benefit from) income taxes for the three and six months ended June 30, 2026 and 2025 consisted of immaterial federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance on its federal, state, and certain foreign net deferred tax assets as it is not likely that the deferred assets will be utilized. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowance on the Company’s deferred tax assets.
14. Basic and Diluted Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except number of shares which are reflected in thousands and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted net loss per share
Numerator
Consolidated net loss	$(185)	$(280)	$(433)	$(496)
Less: net loss attributable to noncontrolling interest	(2)	(2)	(4)	(3)
Net loss attributable to common stockholders	$(183)	$(278)	$(429)	$(493)
Denominator
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	716,767	684,837	714,246	678,307
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.41)	$(0.60)	$(0.73)
The potential shares of common stock that were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive are as follows (in thousands):

	As of June 30,
	2026	2025
Stock options outstanding	7,402	13,086
RSUs and RSAs outstanding	27,664	31,296
2020 ESPP	2,046	822
Other awards(1) and warrants outstanding or unreleased	956	718
Total	38,068	45,922
(1)Other awards include the actual or hypothetical number of unvested shares earned under the Company’s PSU awards, based on actual performance as of the respective balance sheet date.

15. Reportable Segments
The following represents segment information for the Company’s single operating segment, for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,469	$1,081	$2,911	$2,116
Add (deduct):
Cost of revenue(1)	(292)	(236)	$(586)	$(461)
Developer exchange fees	(363)	(316)	(786)	(598)
Adjusted infrastructure expenses(2)	(209)	(147)	(394)	(277)
Adjusted trust & safety expenses(2)	(97)	(70)	(182)	(138)
Personnel costs, excluding stock-based compensation expense and excluding infrastructure and trust & safety personnel costs	(248)	(215)	(500)	(423)
Stock-based compensation expense, excluding infrastructure and trust & safety stock-based compensation expense	(248)	(251)	(488)	(476)
Depreciation and amortization expense	(65)	(54)	(126)	(108)
Other segment items(3)	(179)	(109)	(373)	(203)
Interest income	59	49	114	95
Interest expense	(10)	(11)	(20)	(21)
(Provision for)/benefit from income taxes	(2)	(1)	(3)	(2)
Consolidated net loss	$(185)	$(280)	$(433)	$(496)
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
Consistent with our free to use business model, a small portion of our users have historically been payers. For example, in the three months ended June 30, 2026, of our 123 million average Daily Active Users (“DAUs”), only approximately 1.6 million represented our average daily unique paying users. Similarly, in the three months ended June 30, 2026, our average daily bookings per DAU was $0.14, whereas our average daily bookings per daily unique paying user was $10.42. We believe that maintaining and growing our overall number of users, including the number of users who may not purchase and spend Robux, is important to the success of our business. As a result, we believe that the number of users who choose to purchase and spend Robux will continue to constitute a small portion of our overall users.
We are constantly innovating our safety tools and launching new safeguards to promote a safe and enjoyable environment for our users. As our safety teams continue to innovate and use advancements in technology to help users feel safe on our Platform, we expect to continue to implement Platform policy, product, technology and other changes, including in anticipation of and in response to regulatory requirements and evolving guidance from leading global organizations focused on child and internet safety in the U.S. and abroad. We continue to develop, test, and implement new systems designed to age-check users prior to accessing chat on our Platform. In addition, we recently launched Roblox Kids and Roblox Select, which are age-based account types designed to provide children and younger teens with age-appropriate games and safety features. Our safety changes have impacted and may continue to impact engagement, retention, revenue, and bookings.
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
Generally over time, as the content and functionality of our Platform improves and DAUs increase in tenure, hours engaged tend to go up. Similarly, we expect more users to become payers. Further, we expect growth in our payers and improvements in our products and strategy to lead to growth in revenue and bookings. Within any given period, the relative behavior of the metrics has not been, and will not always be, consistent. Additionally, engagement and monetization trends may vary depending on a wide variety of factors, including, but not limited to, the popularity and virality of certain games, the mix of users from different regions, and Platform changes.

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
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to bookings, for each of the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of revenue to bookings:
Revenue	$1,469	$1,081	$2,911	$2,116
Add (deduct):
Change in deferred revenue	99	365	398	543
Other	(11)	(8)	(21)	(14)
Bookings	$1,557	$1,438	$3,288	$2,645

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
The following table presents a reconciliation of consolidated net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of consolidated net loss to Adjusted EBITDA:
Consolidated net loss	$(185)	$(280)	$(433)	$(496)
Add (deduct):
Interest income	(59)	(49)	(114)	(95)
Interest expense	10	11	20	21
Other (income)/expense, net	3	(5)	1	(9)
Provision for/(benefit from) income taxes	2	1	3	2
Depreciation and amortization expense	65	54	126	108
Stock-based compensation expense	282	285	557	544
Legal settlement expenses(1)	34	—	91	—
Other charges	—	2	—	2
Adjusted EBITDA	$152	$18	$251	$76
(1)Includes legal expenses related to settlements and settlement negotiations with certain states regarding youth-related consumer protection and digital safety matters. The Company has determined that these matters arise outside of the ordinary course of business, have limited historical precedent, are unpredictable in their magnitude, scope, and timing, and as a result are distinct from routine expenses incurred in ongoing operations.

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
The following table presents a reconciliation of net cash and cash equivalents provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, for each of the periods presented (in millions):

	Six Months Ended June 30,
	2026	2025
Reconciliation of net cash and cash equivalents provided by operating activities to free cash flow:
Net cash and cash equivalents provided by operating activities	$947	$643
Deduct:
Acquisition of property and equipment	(55)	(40)
Purchases of intangible assets	(2)	—
Free cash flow	$890	$604
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
Personnel costs generally include employee expenses (salaries, benefits, and stock-based compensation expense) and contractor expenses, and are reflected in each expense category, with the exception of cost of revenue and developer exchange fees. In the three and six months ended June 30, 2026, personnel costs were $565 million and $1,130 million, respectively, and during the three and six months ended June 30, 2025, were $530 million and $1,027 million, respectively.

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
Through July 23, 2025, creators were also able to accumulate earned Robux through our Engagement-Based Payouts (“EBP”) Program which allowed creators to accumulate earned Robux based on the share of time that Roblox Premium subscribers engaged in their game. Beginning July 24, 2025, our EBP Program was replaced by our Creator Rewards Program that allows creators who publish games to accumulate earned Robux based on the achievement of various metrics that we believe drive user engagement and monetization supporting the long-term health of our Platform. We expect that moving forward, the aggregate developer exchange fee expense related to the Creator Rewards Program will exceed the aggregate developer exchange fee expense related to the legacy EBP Program.
On January 31, 2022, we reduced the minimum amount of earned Robux required to qualify for the Developer Exchange Program from 100,000 Robux to 50,000 Robux and subsequently on January 31, 2023, we further reduced the minimum requirement from 50,000 Robux to 30,000 Robux. We believe these reductions in the minimum amounts required incentivize our creator community, while promoting its long-term growth and health. As of June 30, 2026, over 42,000 creators qualified for and were registered in our Developer Exchange Program.
We continue to focus on increasing creator earnings by (i) creating new earnings methods and enhancing existing ones and (ii) passing on efficiencies realized in other areas of our business. For example, beginning September 5, 2025 and applying prospectively, we increased the amount creators can receive in fiat currency based on earned Robux by 8.5%. Furthermore, beginning June 8, 2026 and applying prospectively, we increased our Developer Exchange rate by 42% for eligible in-game spend generated by age-checked U.S. users 18 or older to further incentivize creation of novel games.
Infrastructure and trust & safety
Infrastructure and trust & safety expenses consist primarily of expenses related to the operation of our data centers and technical infrastructure. These costs include third-party service provider costs, such as cloud computing or other hosting and data storage, facilities-related expenses for our co-located data centers and edge data centers that we lease and operate, and network and bandwidth costs, as well as depreciation and associated support and maintenance costs of our servers and infrastructure equipment. Depreciation and amortization expense related to infrastructure and trust & safety in the three and six months ended June 30, 2026 was $58 million and $112 million, respectively, and in the three and six months ended June 30, 2025 was $44 million and $88 million, respectively.

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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue for each period presented (in millions, except number of shares which are reflected in thousands, per share data, and percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Revenue	$1,469	100%	$1,081	100%	$2,911	100%	$2,116	100%
Costs and expenses:
Cost of revenue(1)	292	20	236	22	586	20	461	22
Developer exchange fees	363	25	316	29	786	27	598	28
Infrastructure and trust & safety	363	25	261	24	687	24	503	23
Research and development	420	29	385	36	842	29	759	36
General and administrative	199	14	152	14	408	14	271	13
Sales and marketing	61	4	53	5	125	4	101	5
Total costs and expenses	1,698	116	1,403	130	3,434	118	2,693	127
Loss from operations	(229)	(16)	(322)	(30)	(523)	(18)	(577)	(27)
Interest income	59	4	49	5	114	4	95	5
Interest expense	(10)	(1)	(11)	(1)	(20)	(1)	(21)	(1)
Other income/(expense), net	(3)	—	5	—	(1)	—	9	—
Loss before income taxes	(183)	(12)	(279)	(26)	(430)	(15)	(494)	(23)
Provision for/(benefit from) income taxes	2	—	1	—	3	—	2	—
Consolidated net loss	(185)	(13)	(280)	(26)	(433)	(15)	(496)	(23)
Net loss attributable to noncontrolling interest(2)	(2)	—	(2)	—	(4)	—	(3)	—
Net loss attributable to common stockholders	$(183)	(12)%	$(278)	(26)%	$(429)	(15)%	$(493)	(23)%
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)		$(0.41)		$(0.60)		$(0.73)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	716,767		684,837		714,246		678,307
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
(2)Our condensed consolidated financial statements include our majority-owned subsidiary Roblox China Holding Corp. The ownership interest of a minority investor, Songhua River Investment Limited, is recorded as a noncontrolling interest.

Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Year-Over-Year	Six Months Ended June 30,		Year-Over-Year
	2026	2025	% Change	2026	2025	% Change

	(dollars in millions)			(dollars in millions)
Revenue	$1,469	$1,081	36%	$2,911	$2,116	38%
Revenue increased $388 million, or 36%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is primarily due to a higher amortization of prior period deferred revenue and an increase in revenue recognized from current period bookings. The increase in revenue recognized from current period bookings was driven by an increase in bookings. The increase in revenue is partially offset by a decrease in consumable virtual item-related revenue, which accounted for 9% of virtual-item related revenue during the three months ended June 30, 2026 as compared to 10% in the three months ended June 30, 2025.
The increase in bookings during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily driven by a higher average number of daily unique paying users during the current period, which increased to approximately 1.6 million during the three months ended June 30, 2026 from approximately 1.5 million during the three months ended June 30, 2025. The average number of daily unique paying users represents the number of user accounts that made a payment on the Platform, including redemption of prepaid cards for Robux, on an average daily basis during the respective period.
Revenue increased $795 million, or 38%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is primarily due to a higher amortization of prior period deferred revenue and an increase in revenue recognized from current period bookings. The increase in revenue recognized from current period bookings was driven by an increase in bookings, coupled with an increase in consumable virtual item-related revenue, which accounted for 10% of virtual-item related revenue during the six months ended June 30, 2026, as compared to 9% in the six months ended June 30, 2025.
The increase in bookings during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by a higher average number of daily unique paying users during the current period, which increased to approximately 1.8 million during the six months ended June 30, 2026 from approximately 1.4 million during the six months ended June 30, 2025.
Cost of revenue

	Three Months Ended June 30,		Year-Over-Year	Six Months Ended June 30,		Year-Over-Year
	2026	2025	% Change	2026	2025	% Change

	(dollars in millions)			(dollars in millions)
Cost of revenue	$292	$236	24%	$586	$461	27%
Cost of revenue increased $56 million, or 24%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is primarily due to an increase of $64 million in expense associated with payment processing fees, largely from higher amortization of prior period payment processing fees and an increase in expense associated with current period payment processing fees driven by the related growth in bookings. The increase in cost of revenue recognized from current period payment processing fees was partially offset by the aforementioned decrease in consumable virtual item-related revenue, as the payment processing fees are expensed over the same period as the respective revenue. This increase was also partially offset by a mix shift toward payment processors with lower payment processing fees.
Cost of revenue increased $125 million, or 27%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is primarily due to an increase of $135 million in expense for payment processing fees, largely from higher amortization of prior period payment processing fees and an increase in expense associated with current period payment processing fees driven by the related growth in bookings. The increase in cost of revenue recognized from current period payment processing fees was also driven by the aforementioned increase in consumable virtual item-related revenue, as the payment processing fees are expensed over the same period as the respective revenue. This increase was partially offset by a mix shift toward payment processors with lower payment processing fees.

Developer exchange fees

	Three Months Ended June 30,		Year-Over-Year	Six Months Ended June 30,		Year-Over-Year
	2026	2025	% Change	2026	2025	% Change

	(dollars in millions)			(dollars in millions)
Developer exchange fees	$363	$316	15%	$786	$598	31%
Developer exchange fees increased $47 million, or 15%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is primarily driven by an increase in amounts earned by creators due to the growth in bookings over the same period. The growth in developer exchange fees exceeded the growth in bookings, primarily driven by an 8.5% increase in the amount creators in our Developer Exchange Program can receive in fiat currency based on earned Robux accumulated, prospectively from September 5, 2025 onwards, and the launch of Creator Rewards in July 2025, which generated higher expense than our legacy EBP program in the prior period.
Developer exchange fees increased $188 million, or 31%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is primarily driven by an increase in amounts earned by creators due to the growth in bookings over the same period. The growth in developer exchange fees exceeded the growth in bookings, primarily driven by the aforementioned 8.5% increase in the amount creators in our Developer Exchange Program can receive in fiat currency based on earned Robux accumulated and launch of Creator Rewards in July 2025, which generated higher expense than our legacy EBP program in the prior period.
Infrastructure and trust & safety

	Three Months Ended June 30,		Year-Over-Year	Six Months Ended June 30,		Year-Over-Year
	2026	2025	% Change	2026	2025	% Change

	(dollars in millions)			(dollars in millions)
Infrastructure and trust & safety	$363	$261	39%	$687	$503	37%
Infrastructure and trust & safety expenses increased $102 million, or 39%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is primarily driven by an increase of $76 million related to data center and technical infrastructure expenses (including depreciation and amortization) and hosting costs associated with providing the Platform to our users. The increase was supplemented by an increase of $15 million in trust & safety-related marketing expenses. Additionally, personnel costs increased by $5 million, primarily due to an increase in headcount.
Infrastructure and trust & safety expenses increased $184 million, or 37%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is primarily due to an increase of $142 million related to data center and technical infrastructure expenses (including depreciation and amortization) associated with providing the Platform to our users. The increase was supplemented by an increase of $19 million in trust & safety-related marketing expenses. Additionally, personnel costs increased by $14 million, primarily due to an increase in headcount.
Research and development

	Three Months Ended June 30,		Year-Over-Year	Six Months Ended June 30,		Year-Over-Year
	2026	2025	% Change	2026	2025	% Change

	(dollars in millions)			(dollars in millions)
Research and development	$420	$385	9%	$842	$759	11%
Research and development expenses increased $35 million, or 9%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is primarily due to an increase of $33 million in personnel costs, which includes an increase of $6 million in stock-based compensation expense, primarily due to growth in headcount supporting our engineering, design, and product teams.
Research and development expenses increased $83 million, or 11%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is primarily due to an increase of $81 million in personnel costs, which includes an increase of $21 million in stock-based compensation expense, primarily due to growth in headcount supporting our engineering, design, and product teams.

General and administrative

	Three Months Ended June 30,		Year-Over-Year	Six Months Ended June 30,		Year-Over-Year
	2026	2025	% Change	2026	2025	% Change

	(dollars in millions)			(dollars in millions)
General and administrative	$199	$152	31%	$408	$271	51%
General and administrative expenses increased $47 million, or 31%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is primarily due to $34 million in legal settlement accruals related to settlements and settlement negotiations with various states regarding youth-related consumer protection and digital safety matters. The increase also includes an increase of $18 million in professional services, primarily from legal fees associated with ongoing litigation and investigations.
General and administrative expenses increased $137 million, or 51%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is primarily due to $91 million in legal settlement accruals related to settlements and settlement negotiations with various states regarding youth-related consumer protection and digital safety matters. The increase also includes an increase of $33 million in professional services-related expense, primarily from legal fees associated with ongoing litigation and investigations.
Sales and marketing

	Three Months Ended June 30,		Year-Over-Year	Six Months Ended June 30,		Year-Over-Year
	2026	2025	% Change	2026	2025	% Change

	(dollars in millions)			(dollars in millions)
Sales and marketing	$61	$53	15%	$125	$101	24%
Sales and marketing expenses increased $8 million, or 15%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is primarily due to an increase of $4 million in advertising and promotional expenses, and an increase of $3 million in personnel costs, primarily due to growth in headcount.
Sales and marketing expenses increased $24 million, or 24%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is primarily due to an increase of $17 million in advertising and promotional expenses, and an increase of $4 million in personnel costs, primarily due to continued growth in headcount.
Interest income, interest expense, other income/(expense), net, and provision for/(benefit from) income taxes

	Three Months Ended June 30,		Year-Over-Year	Six Months Ended June 30,		Year-Over-Year
	2026	2025	% Change	2026	2025	% Change

	(dollars in millions)			(dollars in millions)
Interest income	$59	$49	20%	$114	$95	20%
Interest expense	$(10)	$(11)	(9)%	$(20)	$(21)	(5)%
Other income/(expense), net	$(3)	$5	NM	$(1)	$9	NM
Provision for/(benefit from) income taxes	$2	$1	100%	$3	$2	50%
Interest income increased $10 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and increased $19 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase for both periods was primarily due to higher average investments in debt securities, partially offset by lower average interest rates.
Other income/(expense), net changed by $8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and changed by $10 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The change for both periods was primarily driven by changes in foreign currency exchange gains/(losses).
Interest expense and provision for/(benefit from) income taxes were relatively flat (in terms of amount) for the three and six months ended June 30, 2026 compared to the same periods of the prior year.

Liquidity and Capital Resources
As of June 30, 2026 and December 31, 2025, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments of $6.1 billion and $5.5 billion, respectively, which were primarily held for working capital purposes, capital expenditures, share repurchases, and acquisitions. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
Since our inception, we have financed our operations primarily through cash generated from operations and, to a lesser extent, sales of convertible preferred stock, borrowings under our credit facilities, and the sale of our 2030 Notes. We require payment upfront for substantially all of our bookings.
On October 29, 2021, we issued the 2030 Notes, which will mature on May 1, 2030, unless earlier repurchased or redeemed. Interest is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2022. The net proceeds from the 2030 Notes issuance were approximately $988 million and we intend to use the net proceeds for general corporate purposes, which may include working capital purposes, capital expenditures, share repurchases, and acquisitions.
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
The following table presents the calculation of Covenant Adjusted EBITDA in accordance with the terms of the Indenture, for each of the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Calculation of Covenant Adjusted EBITDA:
Consolidated net loss	$(185)	$(280)	$(433)	$(496)
Add (deduct):
Interest income	(59)	(49)	(114)	(95)
Interest expense	10	11	20	21
Other (income)/expense, net	3	(5)	1	(9)
Provision for/(benefit from) income taxes	2	1	3	2
Depreciation and amortization expense	65	54	126	108
Stock-based compensation expense	282	285	557	544
Legal settlement expenses(1)	34	—	91	—
Other charges	—	2	—	2
Change in deferred revenue	99	365	398	543
Change in deferred cost of revenue	9	(64)	(23)	(95)
Covenant Adjusted EBITDA	$260	$319	$626	$524
(1)Includes legal expenses related to settlements and settlement negotiations with certain states regarding youth-related consumer protection and digital safety matters. The Company has determined that these matters arise outside of the ordinary course of business, have limited historical precedent, are unpredictable in their magnitude, scope, and timing, and as a result are distinct from routine expenses incurred in ongoing operations.

As of June 30, 2026, contractual obligations related to the 2030 Notes are remaining payments of $19 million in 2026, $39 million each year from 2027 through 2029, and $1.0 billion due in 2030. These amounts represent principal and interest cash payments over the term of the 2030 Notes based on the stated maturity date. Any future redemption of the 2030 Notes could impact the amount or timing of our cash payments. For more information regarding the 2030 Notes, refer to Note 7, “Debt” to the notes to condensed consolidated financial statements.
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
In May 2026, our Board of Directors authorized a share repurchase program for up to $3.0 billion of our Class A common stock. During the three months ended June 30, 2026, we repurchased and subsequently retired 8.2 million shares of our Class A common stock for an aggregate amount of $380 million. Although we intend to repurchase up to $1.0 billion over the first 12 months of the program, the ultimate timing, manner, price, and amount of any repurchases will be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. The program may also be suspended or discontinued at any time, and does not obligate us to repurchase any amount of Class A common stock. Refer to Note 9, “Stockholders’ Equity” in the notes to condensed consolidated financial statements, and “Purchases of Equity Securities by the Issuer and Affiliated Purchasers” included in Part II, Item 2 of this Quarterly Report on Form 10-Q for further details.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in millions):

	Six Months Ended June 30,
	2026	2025
Condensed Consolidated Statements of Cash Flow Data:
Net cash and cash equivalents provided by operating activities	$947	$643
Net cash and cash equivalents used in investing activities	$(817)	$(430)
Net cash and cash equivalents provided by (used in) financing activities	$(341)	$64
Operating activities
Our largest source of operating cash is cash collection from sales of Robux and monthly subscriptions. Our primary uses of net cash and cash equivalents for operating activities are for payment processing fees, personnel-related expenses, data center and infrastructure-related operations, developer exchange fees, and other operating expenses.
During the six months ended June 30, 2026, net cash and cash equivalents provided by operating activities was $947 million, which consisted of consolidated net loss of $433 million, adjusted by non-cash charges of $715 million and net cash inflows from the change in net operating assets and liabilities of $665 million. The non-cash charges were primarily comprised of stock-based compensation expense of $557 million and depreciation and amortization expense of $126 million. The net cash and cash equivalents inflow from the change in our net operating assets and liabilities was primarily due to a $407 million decrease in accounts receivable due to the timing of collection of prior period bookings and a $401 million increase in deferred revenue, primarily due to bookings generated in the current period. The overall increase was offset by a $75 million decrease in our developer exchange liability, primarily driven by the timing of payments, and a $72 million decrease in our operating lease liabilities, driven by lease payments.

Investing activities
During the six months ended June 30, 2026, net cash and cash equivalents used in investing activities was $817 million, primarily consisting of $757 million of investment purchases – net of sales and maturities, and capital expenditures of $55 million.
Financing activities
During the six months ended June 30, 2026, net cash and cash equivalents used in financing activities was $341 million, driven by settled repurchases of common stock of $375 million, partially offset by proceeds from the exercise of stock options and purchase of shares under our employee stock purchase plan of $34 million.
Off-Balance Sheet Arrangements
We have letters of credit primarily in connection with our office facilities in San Mateo, California and data center facilities in Ashburn, Virginia and Chicago, Illinois which are not reflected in our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. There have been no material changes to our letters of credit during the six months ended June 30, 2026. We did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
Contractual commitments include obligations under operating leases for office facilities and data center operations. There have been no material changes to the nature of our operating lease commitments during the six months ended June 30, 2026, except for lease commitments primarily related to office facilities and space for data center operations in the ordinary course of business.
Other purchase obligations primarily consist of non-cancellable obligations with our data center hosting providers, software vendors, and payment processors. There have been no material changes in our purchase obligations during the six months ended June 30, 2026, other than for non-cancellable obligations primarily related to data center hosting providers, software vendors, and payment processors in the ordinary course of business. Refer to Note 8, “Commitments and Contingencies” in the notes to condensed consolidated financial statements for additional information regarding our contractual commitments.
See our 2025 Annual Report for additional information regarding our contractual commitments.

Contingencies
We are and, from time to time may in the future become, involved in legal proceedings, claims, and litigation. Discussion of legal matters and contingencies can be referred to under Item 1, “Note 8 – Commitments and Contingencies – Legal Proceedings” to the condensed consolidated financial statements.
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
Interest Rate Risk
As of June 30, 2026, our cash equivalents, short-term investments, and long-term investments primarily consist of debt securities, including corporate debt securities, commercial paper, money market funds, U.S. Treasury securities, and U.S. agency securities. Our debt securities are subject to market risk due to changes in prevailing interest rates that may cause their fair values to fluctuate in the future. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our debt securities of approximately $66 million as of June 30, 2026. Such losses would only be realized if we sold the investments prior to maturity.
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
Foreign Currency Exchange and Inflation Risk
During the six months ended June 30, 2026, there were no significant changes to our quantitative and qualitative disclosures about foreign currency exchange risk or inflation risk. For more information, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” set forth in our 2025 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The success of our business model is contingent upon maintaining a strong reputation and brand, including our ability to provide a safe digital environment for our users, many of whom are children, and if we are not able to provide such an environment, our business will suffer dramatically.
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
We have incurred net losses since our inception, and we expect to continue to incur net losses in the foreseeable future. We incurred net losses attributable to common stockholders of $1,065 million, $935 million, and $1,152 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of June 30, 2026, we had an accumulated deficit of $5,490 million. We also expect our operating expenses to continue to increase, and if our growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We expect our costs and investments to continue to increase in future periods as we intend to continue to make investments to grow our business. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
Our business is affected by seasonal demands, and our financial condition and results of operations will fluctuate from quarter to quarter, which makes our financial results difficult to predict and may not fully reflect our underlying performance.
Historically, our business has been highly seasonal, with the highest percentage of our bookings occurring in the fourth quarter when holidays permit our users to spend increased time on our Platform and lead to increased spend on prepaid gift cards, and we expect this trend to continue. We also typically see higher levels of engagement in the months of June, July, and August, which are summer periods in the northern hemisphere, and lower levels of engagement in the post-summer months of September, October, and November. However, school holidays around the world differ in timing year-over-year and therefore have impacted and may continue to impact our quarterly results. Similarly, other periods of seasonality include holidays such as Lunar New Year, Easter, and Ramadan, each of which may differ in timing year-over-year, and therefore have impacted and may continue to impact our quarterly results. In addition, beginning in January 2026, we implemented mandatory age-check systems in all chat-enabled regions designed to check a user’s age prior to accessing chat on our Platform, which led to an unexpected decline in the rate of growth. Further changes in our Platform may have a negative impact on bookings, revenue, or our financial performance. We also have experienced and may continue to experience fluctuations due to external factors that we are unable to predict or control that affect user or creator engagement with our Platform as further described in our other Risk Factors in this Quarterly Report on Form 10-Q. Accordingly, we expect our quarterly results of operations will continue to fluctuate and you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments.
We are subject to laws and regulations worldwide that are constantly evolving, which could increase our costs or adversely affect our business, including preventing our ability to operate our Platform in certain jurisdictions.
As a global platform, we are subject to a myriad of laws and regulations that affect our business, including but not limited to, laws and regulations regarding digital gaming, user-generated content, digital safety, privacy, AI, digital platform liability, social media platforms, content moderation, intellectual property ownership and infringement, consumer protection, protection of minors, anti-competition, taxation, labor, real estate, export and national security, requirements related to the use of parental consent, biometrics, cybersecurity, privacy, data protection, and data localization requirements, the use of prepaid cards, subscriptions, advertising, electronic marketing, illegal content, escheatment, tariffs, anti-corruption, campaign finance, gambling, loot boxes, ratings, telecommunications, and payments regulation, all of which are continuously evolving and developing. In recent periods, there has been increased regulatory scrutiny, investigations, and litigation on areas that impact our business including the protection of minors online, privacy, consumer protection, addictive design, and digital safety overall. The scope and interpretation of laws, regulations, and other requirements that are or may be applicable to us are often uncertain and may differ or conflict from jurisdiction to jurisdiction. We have policies and procedures designed to promote compliance with applicable laws and regulations, but we cannot assure you that authorities will not assert or determine that our practices violate such laws and regulations.

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
We are subject to global laws and regulations that address digital safety, content moderation, and online platforms with social features. For example, the United Kingdom’s (“U.K.”) Online Safety Act (“OSA”) introduced, among other things, duties to protect children and other users online, complete risk assessments, remove illegal content, and address content harmful to children. On July 10, 2026, we were designated as a Category 1 and 2B Service under the OSA by the Office of Communications, or Ofcom, which imposes additional compliance requirements on us, including publishing a summary of our risk assessments. Noncompliance with the OSA could lead to investigations and other proceedings, substantial fines of up to £18 million or 10% of the prior year’s global revenues, as well as the imposition of product requirements and other measures that could restrict access to the Platform. The EU’s Digital Services Act (“DSA”) imposes content moderation obligations, notice and transparency obligations, protection of minors obligations, advertising restrictions, and other requirements on digital platforms to protect consumers and their rights online. Guidelines for the DSA’s requirements specific to children include, among other matters, age assurance measures, default settings obligations and various other aspects of product design and function, risk assessment obligations, measures to improve moderation and reporting tools, and requirements for parental control tools. Allegations of noncompliance with the DSA can and have led to investigations and other proceedings, such as the Roblox investigation announced in January 2026 by the Netherlands. The DSA imposes significant penalties for non-compliance including fines of up to 6% of annual global revenues, in addition to the ability of civil society organizations and non-governmental organizations to commence class action lawsuits. Brazil’s Digital Statute for Children and Adolescents took effect in March 2026 and includes a number of obligations around default settings, parental controls, transparency, risk assessments, advertisement, localization, and harm prevention. Indonesia has also introduced a series of children’s online safety requirements for digital platforms, with a particular emphasis on the protection of minors, harmful content, addictive design, consumer risks, and contact with unknown persons. Starting March 2026, Indonesia began requiring platforms considered to be high-risk for minors, including Roblox, to implement product changes to lower platform risks or deactivate accounts for children under 16 and submit risk assessments. Australia’s Online Safety Act of 2021 also includes a number of content and product design requirements. We expect such laws and regulations to continue to evolve over time. As our user base in key jurisdictions continues to grow, we expect to be subject to more stringent compliance obligations and increased costs, including annual independent audits, mandatory risk assessments of online safety risks (such as illegal content and negative effects on minors), increased transparency requirements, increased content takedown demands, and potentially additional supervisory fees.
In addition to these international laws and regulations, we are subject to U.S. federal and state regulation of digital services accessed and used by children, which vary significantly. Further, states such as Utah, Louisiana, Alabama, and Texas have enacted restrictions, including requiring, among other product changes, parental consent for minors to download applications such as Roblox and/or purchase digital items; age assurance for feature access; and restrictions on spending, communications with strangers, and/or personalized recommendations. Additional states and the federal government are continuing to consider similar proposals. Pending the outcome of relevant constitutional challenges, these additional restrictions may have an adverse impact on our revenue and bookings.
There are also evolving laws and regulations relating to social media. For example, Australia has implemented a ban on social media for children under 16 and France has adopted a ban on social media for children under 15 to take effect as early as September 2026. There are similar discussions and legislative efforts ongoing in numerous jurisdictions around the world related to restricting minors’ access to social media platforms, with a particular emphasis on restricting access to features that may be considered addictive or harmful to minors, with certain legislation and regulation addressing these matters having been enacted. Depending on the scope of covered services, laws and regulations such as these may affect how we configure and present our Platform or our ability to offer our Platform to certain demographics entirely, which may in turn have an adverse impact on our bookings and revenue.
In the U.S. and abroad there are ongoing discussions and legislative and executive efforts to remove or restrict the protections from liability for third-party content found under Section 230 of the Communications Decency Act (“CDA”) and similar laws and regulations. For example, in June 2025, the Brazilian Supreme Court ruled that Article 19 of Brazil’s Internet Act is partially unconstitutional, creating platform liability for third-party content in certain instances. The resulting legal framework in Brazil is in flux, but as it stands, platforms that host third-party content like Roblox will be subject to presumptive civil liability for certain categories of content, as well as new regulatory requirements around localization, content moderation, transparency, risk assessment and management, and customer support.

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
Our efforts to comply with these evolving laws and regulations, as well as uncertainty over their scope and interpretation, have led to, and will continue to lead to, increased operational costs for us, have exposed and will continue to expose us to litigation, fines, or other injunctive and monetary penalties, and harm our brand and reputation if we are, or are alleged to be, unable to comply. To comply with these regulations, in certain jurisdictions and for subsets of our users, we have been required to and could in the future be required to modify or remove certain content on our Platform, change the default settings of our Platform, including for specific account types, modify, restrict access to, or disable certain features or tools on our Platform, including communication features, change our business model for specific jurisdictions or subsets of our users, and take on more onerous obligations, including, but not limited to, applying for government-issued licenses to operate our Platform or offer certain content, establishing a local presence, implementing specified age rating systems, developing localized product offerings and practices, storing user information on servers in a jurisdiction within which users are located, and developing local education initiatives. In addition, certain government authorities have restricted access to or blocked our Platform entirely. These requirements may impact user engagement, the functionality and effectiveness of our Platform, our ability to operate across demographics and geographies, our creators’ ability to monetize their games in some jurisdictions, and reduce the overall use or demand for our Platform, which would harm our business, financial condition, and results of operations. We expect the costs of compliance with, and other burdens imposed by, these laws, regulations, standards, and obligations, to continue to increase and the costs could become prohibitively expensive. Required product or Platform changes may also make our Platform less attractive for or restrict availability to younger users and harm our business, financial condition, and results of operations. We are partnering with the International Age Rating Coalition to facilitate age and content rating assignments for our games by rating authorities across various countries and regions. As we further develop our game rating systems, ratings-based restrictions on our users’ ability to access specific content on our Platform may make our Platform less attractive for younger users and harm our business, financial condition, and results of operations. Moreover, the adoption of any laws or regulations adversely affecting the growth, popularity or use of the internet, including laws impacting internet neutrality, could decrease the demand for our Platform and/or increase our operating costs.
We have experienced rapid growth at times, in part due to the virality of certain games on our Platform, and our growth rates may not be indicative of our future growth or the growth of our market.
We have experienced rapid growth in prior periods relative to our quarterly forecast and historic trends, which may not be indicative of our financial and operating results in future periods. For example, historically we experienced periods of increased activity levels due in part to the COVID-19 lockdowns, prepaid gift card partnerships, and the emergence of viral hits, each of which led to increased demand for and engagement with our Platform. These periods of increased activity levels, while significant, have generally not been sustainable. For periods of increased engagement impacted by viral games, our results have generally moderated as peak engagement of viral games naturally declines. The long-term impact of these increased activity levels to our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict and therefore our results have and may continue to fluctuate. In addition, our growth has and could continue at times to be affected to the extent certain users only engage with our Platform due to viral games which may not remain popular. We believe our overall market acceptance, revenue growth, and increases in bookings depend on a number of factors, some of which are not within our control. There can be no assurance that users will not reduce their usage or engagement with our Platform or reduce their discretionary spending on our Platform, particularly if the popularity of viral or other key games wanes, which would adversely impact our revenue and financial condition. If we are unable to continue to maintain the attractiveness of our Platform to creators and users, including through a diverse and continuously engaging set of games, they may no longer seek new games on our Platform, which would result in decreased market acceptance, lower revenue, fewer bookings, and could harm our results of operations.

The success of our business model is contingent upon maintaining a strong reputation and brand, including our ability to provide a safe digital environment for our users, many of whom are children, and if we are not able to provide such an environment, our business will suffer dramatically.
Our Platform hosts games intended for users of varying ages, many of whom are children. As a user-generated content platform, it is relatively easy for creators and users to upload content that can be viewed broadly and we continue to make significant efforts to provide a safe, civil, and enjoyable experience for users of all ages. Although illicit activities violate our terms and policies, and we attempt to block objectionable material and ban bad actors from our Platform, we are unable to prevent all such violations from occurring and banned actors have, at times, been able to evade our detection systems and regain access to our Platform through alternative accounts.
We invest significant technical and human resources to proactively identify inappropriate content and activity on our Platform, including leveraging text-filtering, voice moderation, content moderation, and other automated systems powered by AI. We provide our users with the ability to report activity that they find objectionable or which they believe violates our terms of service or Community Standards, and also provide customizable controls for parents and caregivers to restrict children’s access to games and communication features. We also recently launched Roblox Kids and Roblox Select, which are age-based account types designed to provide children and younger teens with age-appropriate games and safety features. We work closely with regulators, authorities, and safety groups in many countries to promptly report illegal content, and also partner with leading global organizations and members of our community for continued input on the safety features of our Platform.
Notwithstanding our efforts and significant investment, bad actors have and may continue to circumvent our moderation and safety systems by engaging in activities including, but not limited to, uploading or generating inappropriate content, creating inappropriate environments or content in otherwise non-violative games by engaging in offensive behavior, or directing users off-Platform to less moderated third-party platforms to engage in inappropriate behavior. The occurrence of these activities can and has led to reputational harm, legal actions, and regulatory scrutiny on certain occasions, which could adversely affect our business and financial results. Such activities have and will continue to evolve in their complexity as bad actors become more sophisticated, including through the use of AI, which will require us to continue investing significant technical and human resources.
Some activities and content on our Platform have been and may continue to be considered objectionable by certain users, parents, or members of our community, even if it does not violate our Community Standards or terms of use and may not be considered objectionable by certain demographics. Although permitting such content to remain on our Platform is consistent with our policies, this has resulted in and could in the future result in negative publicity or user backlash, which may damage our brand and reputation, lead to a decline in user engagement and growth, and negatively impact our business, financial condition, and operating results. Additionally, violative content that has been removed from our Platform, at times, continues to be shared on social media, resulting in negative publicity and damage to our brand and reputation.
Measures intended to make our Platform more attractive to an older audience, including, but not limited to, games with mature content, could fail to gain sufficient market acceptance by their intended audience and have created and may continue to create the perception that our Platform is not safe for younger users. This in turn has caused and may continue to cause some operating system providers, application stores, or regulatory agencies to require a higher age rating for our Platform, which could cause our Platform to become less available to younger users and harm our business, financial condition, and results of operations. For example, USK, who are responsible for game ratings in Germany, increased our age rating from USK12 to USK16 in January 2025.
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

In addition, we have statutory obligations under U.S. federal law to block access to and remove child pornography and report apparent offenses to the National Center for Missing and Exploited Children. Under the OSA, we have an additional set of obligations regarding content relating to child sexual abuse and exploitation (“CSEA”) on our Platform. CSEA content is considered to be one type of “priority illegal content,” which we are required to prevent individuals from encountering and swiftly take down if we are made aware. We are also required to report detected CSEA content on our Platform to the relevant authorities. While we have dedicated technology and trained human moderator staff that can detect and remove sexual content involving children, there have been instances where such content has been uploaded, and any unintentional future non-compliance by us or allegations of non-compliance by us with respect to applicable domestic and international laws and regulations relating to child pornography and the sexual exploitation of children could significantly harm our reputation, create liability, and be costly and time consuming to address or defend. We expect laws and regulations relating to CSEA content to continue to evolve over time and we expect to be subject to increased scrutiny as a result.
We believe that maintaining, protecting, and enhancing our reputation and brand is critical to grow the number of creators and users on our Platform, especially given the safe and civil atmosphere that we strive to achieve for our users, many of whom are children. Maintaining, protecting, and enhancing our brand will depend largely on our ability to continue to provide reliable high-quality, engaging, and shared content on our Platform. If users or creators do not perceive our Platform to be reliable or of high quality, the value of our brand could diminish, thereby decreasing the attractiveness of our Platform. Further, we have faced and are currently defending against claims by private parties as well as regulators such as state attorneys general alleging that our Platform has been used by criminal offenders to identify and communicate with children and to possibly entice them to interact off-Platform, outside of the restrictions of our moderated chat, content blockers, and other on-Platform safety measures. While we devote considerable resources to prevent this from occurring, we are unable to prevent all such interactions from taking place. We have also received and expect to continue to receive a high degree of media coverage alleging the use of our Platform for illicit or objectionable ends. For example, we have experienced negative media publicity from traditional media sources and self-described short seller investors related to the age of some of our creators, the content that creators produce, our operating metrics and disclosures, the strength of our moderation practices, and the conduct of users on our Platform that may be deemed illicit, explicit, profane, or otherwise objectionable. Additional unfavorable publicity has covered, and may in the future cover, our privacy, cybersecurity or data protection practices, terms of service, including our advertising policies, product changes, product quality, litigation or regulatory activity, our trust and safety efforts, accusations that certain of our trust and safety efforts favor certain viewpoints or suppress freedom of expression, our use of and policies regarding generative AI, and the actions of our users and creators.
Our reputation and brand could also be negatively affected by the actions of creators, contractors, and users that are hostile, inappropriate, or illegal, whether on or off our Platform. Actual or perceived incidents or misuses of user data or other privacy or security incidents, the substance or enforcement of our Community Standards, the quality, integrity, characterization, and age-appropriateness of content shared on our Platform, or the actions of other companies that provide similar services to ours, have and could adversely affect our reputation and lead to scrutiny and inquiries, investigations, and other actions and proceedings from governments and regulators. Criminal incidents or allegations involving the use of our Platform have and could continue to adversely affect our reputation as a safe place for children and hurt our business. Negative publicity has and could continue to create the perception that we do not provide a safe digital environment and may have an adverse effect on the size, engagement, and loyalty of our creator and user community, which would adversely affect our business and financial results. Maintaining, protecting, and enhancing our reputation and brand has required us to make substantial investments, and these investments may not be successful.
We depend on effectively operating with third-party operating systems, hardware, and networks that may make changes affecting our operating costs, as well as our ability to maintain our Platform, which would hurt our business.
For the three months ended June 30, 2026, 25% of our revenue was attributable to Robux sales through the Apple App Store and 15% of our revenue was attributable to Robux sales through the Google Play Store. Because of the significant use of our Platform on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware. We are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various software application stores that make our application and games available to our creators and users. These policies and terms of service govern the availability, promotion, distribution, content, and operation of applications and games on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our Platform and those changes may be unfavorable to us and our creators’ and users’ use of our Platform. If an operating system provider or application store limits or discontinues access to, or changes the terms governing, its operating system or store for any reason, it could adversely affect our business, financial condition, or results of operations.

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
Additionally, we do not directly process purchases made on our Platform or payments to our creators under our Developer Exchange Program. Information on those purchases or under our Developer Exchange Program (e.g., debit and credit card numbers and expiration dates, personal information, including bank account information, and billing addresses) is disclosed to the third-party online platforms and service providers (such as Stripe, Xsolla, and Tipalti). We do not have control over the security measures of those providers, and their security measures may not be adequate. We could be exposed to litigation and possible liability if our users’ (including our creators’) transaction information are compromised, which could harm our reputation and our ability to attract users and may materially adversely affect our business.
We also rely on the stability of such distribution channels and their payment transmissions, and third-party payment processors for the continued payment services provided to our users and creators. If any of these providers fail to process or ensure the security of users’ payments for any reason, our reputation may be damaged and we may lose our paying users, creators may lose interest in our Developer Exchange Program, creators may be discouraged from creating on our Platform, and users may be discouraged from making purchases on our Platform, which, in turn, would materially and adversely affect our business, financial condition, and prospects.
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
We are subject to numerous legal proceedings and expect to continue to be the target of litigation and regulatory scrutiny globally. The legal proceedings have involved or could involve claims by private parties as well as regulators such as state attorneys general that arise in the ordinary course of business, including intellectual property, privacy, biometrics, cybersecurity, data protection, consumer protection, product liability, addictive design, false and misleading advertising, employment, class action, fiduciary duty and governance matters, whistleblower, contract, securities, tort, the civil provisions of the Racketeer Influenced and Corrupt Organizations Act, human trafficking, unfair competition, the False Claims Act, unclaimed property, the use of generative AI, and our reincorporation from Delaware to Nevada that was completed in May 2025. We are and may continue to be subject to legal proceedings asserting claims arising from allegations that we have facilitated gambling by users of our Platform including by minors, that our Platform is unsafe, that we have misrepresented the safety of our Platform, that we have failed to warn of or misrepresented the risk of encountering bad actors on our Platform, that we provide inadequate safety controls on our Platform, that our Platform is addictive, that our terms of use are not enforceable against minors, that we unlawfully or unfairly benefit from child labor, that we have misrepresented information about our user base, that we have engaged in copyright infringement, that we have engaged in unlawful employment practices, and suits related to our refund policies. A number of cases have been filed in federal or state court against us alleging that our Platform design, moderation systems, and safety safeguards have been insufficient to protect minor users from predatory behavior and sexual exploitation and asserting various claims including negligence, design defect, failure to warn, and fraudulent misrepresentation. Additional cases have been filed in federal or state court against us related to allegations of addictive design. We have been and may continue to be subject to legal proceedings asserting claims on behalf of shareholders related to allegations that discussions of our growth prospects have been misleading and unsustainable due to concerns related to safety, our implementation of parental controls, age-check systems, other trust and safety efforts, and the impact of viral content, as well as claims that our leadership has engaged in insider trading. Various state attorneys general have commenced investigations, filed claims, or announced the intent to commence investigations or file claims against us based on various state laws and causes of action primarily relating to youth-related consumer protection and digital safety matters. We have entered into settlement agreements and are in negotiations or considering entering into settlement negotiations with certain states regarding these matters. For a more detailed description of certain of such legal matters, see “Note 8 – Commitments and Contingencies – Legal Proceedings” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Any such legal proceedings, claims, investigations, or other proceedings have been and in the future may be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. The expenses related to such legal proceedings, claims, investigations, or other proceedings and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of legal proceedings, claims, investigations, or other proceedings, we expect to, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements, such as those with certain states as referenced above. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
If we fail to retain users or add new users, or if our users decrease their level of engagement with our Platform, our revenue, bookings, and operating results will be harmed.
We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Accordingly, we have made and continue to make investments to enable our creators to design and build compelling content and deliver it to our users on our Platform in order to grow and maintain their user base. Our DAU growth rate has fluctuated in the past and may slow in the future due to various factors including:
•the introduction of new or updated games or content on our Platform;
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
In addition, our strategy seeks to expand the demographic make-up of our user base. If and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in DAUs will need to come from other demographic cohorts, which may be difficult, costly, or time consuming for us to achieve. As we are better able to estimate the demographic makeup of our user base, our product and growth strategies may need to evolve. We continue to expand safety initiatives on our Platform, and such initiatives have impacted and may continue to impact our business in any given period, including overall user engagement, the potential popularity and virality of content, and our financial performance. Although we continue to believe that increasing safety on our Platform is a long-term strategic advantage, there can be no guarantee that our current and future safety efforts will not materially harm our business in the long term. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies, and we may not be able to achieve our goal of capturing 10% of the global gaming content market. Fluctuations or declines in the growth rate of any of our key metrics, such as DAUs or hours engaged, could significantly harm our financial performance.
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
We spend substantial amounts of time and money to evolve our Platform to incorporate additional features, improve functionality, and make other enhancements to meet the rapidly evolving demands of our creators and users while also prioritizing safety and security. Developments and innovations on our Platform may rely on new or evolving technologies which may at times be still in development and may never be fully developed. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. Despite our efforts, creators may become dissatisfied with our Platform technology or policies, billing or payment policies, our handling of personal data, or other aspects of our Platform, such as our efforts to control botting and other forms of automated play on our Platform. If we fail to adequately address these or other complaints, negative publicity about us or our Platform could diminish confidence in and the use of our Platform. If we do not provide the right technologies, education, or financial incentives to our creators, they may develop less or lower quality content or choose not to monetize their content, which could decrease engagement on our Platform and adversely affect our revenue and bookings. Furthermore, when we develop new or enhanced features for our Platform, we typically incur expenses and expend resources upfront to develop, market, promote, and sell new features, and we may not be able to realize some or all of the anticipated benefits of these investments.
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

We have experienced outages from time to time since our inception when our Platform is unavailable for all or some of our users and creators. In addition, there may be times when access to our Platform for users and creators may be limited. Outages or service degradation can be caused by a number of factors, including as a result of proactive actions we take while we provide critical updates or an unexpected outcome of routine maintenance, a move to a new technology, exploitation of security vulnerabilities in new or existing technologies, the demand on our Platform exceeding the capabilities of our technological infrastructure (e.g., spikes in usage volume), delays or failures resulting from natural disasters, manmade disasters, or other catastrophic events, the migration of data among data centers and to third-party hosted environments, a decision to close our facilities without adequate notice, our inability to secure additional or replacement data center capacity as needed, increased energy consumption as a result of AI-related growth, a cyber event or act of terrorism, and issues relating to our reliance on third-party software, third-party application stores, and third parties that host our Platform in areas where we do not operate our own data centers. The unavailability of our Platform, particularly if outages should become more frequent or longer in duration, could cause our users to seek other entertainment options, including those provided by our competitors, which may adversely affect our financial results. If we or our partners or third-party service providers experience outages and our Platform is unavailable or if our creators and users are unable to access our Platform within a reasonable amount of time or at all, as a result of any such events, our reputation and brand may be harmed, creator and user engagement with our Platform may be reduced, we could be subject to fines, and our revenue, bookings, and profitability could be, and has been in the past, negatively impacted. We may also experience a negative impact to our financial results due to decreased usage on our Platform or decrease in payouts to creators, as well as potential monetary penalties. Despite a reliability program focused on anticipating and solving issues that may impact the availability of our Platform and precautions taken at our data centers, we may not have full redundancy for all of our systems and data at all times and our disaster recovery planning may not be sufficient to mitigate the risks of technological exploitation by threat actors, address all aspects of any consequence or incident, or allow us to maintain business continuity at profitable levels or at all. Further, in the event of damage or service interruption, our insurance policies may not adequately compensate us for losses that we may incur.
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
Customer support personnel and technologies are critical to resolve issues and to allow creators and users to realize the full benefits that our Platform provides and deliver an excellent customer experience. High-quality support is important for retaining our creators and users and encouraging the expansion of their use of our Platform. We rely on third-party service providers for a variety of services, including to assist in our customer support, content moderation, and age-check systems. We cannot maintain complete control over the security practices of our third-party service providers, nor can we fully eliminate security risks posed by our employees, creators, and users. Consequently, these individuals and entities have been and may in the future be exploited by threat actors or otherwise cause the inadvertent or intentional exposure of our systems to unauthorized access, data breaches, or other cyber events. The occurrence of any of these events has in the past and could compromise our systems or personal information of our users, which could materially impact our business, results of operations, and our reputation.
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
The techniques used by malicious actors to obtain unauthorized access to, or to sabotage, our systems or networks, or to utilize our systems maliciously, are constantly evolving and generally are not identified as a threat vector until launched against a target. Threat actors are also increasingly leveraging AI, including agentic AI systems, to conduct reconnaissance, exploit vulnerabilities, craft highly personalized social engineering attacks, and adapt their methods in real time without human intervention. These AI-driven techniques may enable attackers to operate at a speed, scale, and degree of sophistication that outpaces our ability to detect and respond to threats. In addition to actions by individuals, such attacks could also potentially be launched by nation states, state-sponsored bad actors, or other well-funded and highly sophisticated individuals. Despite the measures we have taken, we at times have not been able to anticipate these techniques by implementing preventive measures, detecting, or reacting in a timely manner, which has resulted in and could continue to result in, delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents. In addition, the use of open source and third-party software in our Platform has exposed us to security vulnerabilities in the past and will likely continue to expose us to security vulnerabilities in the future.
The use of AI in our products and business practices may increase or create additional cybersecurity and privacy risks, including risks of data breaches and security incidents. In particular, the deployment of agentic AI introduces new attack surfaces and risk profiles for us to address. Prompt injection attacks, in which malicious instructions cause an AI agent to take unintended or unauthorized actions, are an emerging threat vector for which established defenses are still developing. As AI use expands across our products and operations, we expect the frequency and sophistication of AI-targeted attacks to increase. Beyond external threats, agentic AI systems operating with limited human oversight at each step may also inadvertently expose proprietary or confidential information by autonomously executing tasks across data boundaries without explicit human authorization.
Our Platform and services operate in conjunction with, and we are dependent upon, third-party products, services, and components. Our reliance on third-party service providers, including cloud infrastructure providers, payment processors, analytics tools, distribution channels, and customer support providers and platforms, introduces significant and evolving risks related to cybersecurity and data privacy. These risks extend to the third-party AI models, tools, and services that we and our service providers increasingly incorporate into our operations. AI components sourced from third parties may contain vulnerabilities, behave in unintended ways, or be compromised before or after integration with our systems. As AI systems become more autonomous and interconnected, a security failure in a third-party AI component could have cascading effects across our Platform. We do not have complete visibility into or control over the development, training, and security practices of all third-party AI providers in our supply chain, and our contractual protections, vendor assessments, and monitoring capabilities may not be sufficient to prevent or promptly identify such issues.
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
Actual or alleged security vulnerabilities, errors, or other bugs in these third-party products, services, or components, and security exploits targeting them have at times caused and could continue to cause us to face increased costs, regulatory fines, claims, liability, reduced revenue, and harm to our reputation or competitive position. We and our service providers may be unable to anticipate these techniques, react, remediate, or otherwise address any security vulnerability, breach, or other incident in a timely manner, or implement adequate preventative measures.

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
In addition, global laws and regulations relating to cybersecurity continue to evolve in their scope and complexity. For example, the EU’s Network and Information Systems Directive 2 (“NIS2”) and its implementing laws impose mandatory cybersecurity risk-management and incident reporting obligations on entities operating in a number of sectors, including social networking service platforms. Non-compliance may result in fines of up to the greater of €10 million or 2% of total worldwide annual turnover. NIS2 also introduces personal liability for management personnel, who may face temporary prohibition from exercising managerial functions for serious non-compliance. The EU’s Cyber Resilience Act also imposes mandatory cybersecurity requirements on products with digital elements placed on the EU market, including incident reporting and core product obligations. Non-compliance may result in fines of up to the greater of €15 million or 2.5% of total worldwide annual turnover, and market surveillance authorities may order product withdrawal from the EU market. Our efforts to comply with evolving laws and regulations such as these have and could continue to lead to increased operational costs and we could be exposed to fines, product withdrawal orders, reputational harm, and other adverse impacts to our business if we are, or are alleged to be, unable to comply.
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
We operate our Platform throughout the world and are subject to risks and challenges associated with international business which require considerable management attention and resources. For the three months ended June 30, 2026, approximately 82% of our DAUs and 43% of our revenue was derived from outside the U.S. and Canada region. We intend to continue to expand internationally, and this expansion is a critical element of our future business strategy. However, as we continue to expand internationally, including into developing countries where consumer discretionary spending is relatively weak, while our DAUs increase, the growth rate of our bookings could decelerate due to weaker spending by users from those regions, and our ABPDAU has been and may continue to be negatively impacted. While we have data centers, contractors, creators, and users outside of the U.S., we have limited offices located outside of the U.S. and Canada, and there is no guarantee that our international expansion efforts will be successful. The risks and challenges associated with expanding our international presence and operations include the below, and the occurrence of these and other factors could harm our ability to generate revenue and bookings outside of the U.S. and, consequently, adversely affect our business, financial condition, and results of operations:
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
•uncertainty regarding the imposition of and changes in the trade regulations of the U.S. and other governments, trade wars, tariffs or other restrictions, and responsive retaliatory actions as a result thereof or other geopolitical events, including, without limitation, the evolving relations between the U.S. and China, the issuance of new executive orders and related national security-based data transfer restrictions, and geopolitical conflicts such as in Ukraine and the Middle East;
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
•the need to apply for government-issued licenses to operate our Platform or offer certain content;
•localization of our services, including translation into foreign languages and associated expenses and the ability to monitor and moderate our Platform in new and evolving markets and in different languages to confirm that we maintain standards, including trust and safety standards, consistent with our brand and reputation;
•our Platform being blocked in certain countries entirely, such as the Republic of Türkiye and certain Middle Eastern countries;
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
The market for an immersive platform for connection and communication is a new and evolving market characterized by rapid, complex, and disruptive changes in technology and user and creator demands that could make it difficult for us to effectively compete. The expectations and needs of our users and creators are constantly evolving. Our future success depends on a variety of factors, including our continued ability to innovate, introduce new products and services efficiently, enhance and integrate our products and services in a timely, safe, secure, and cost-effective manner, extend our core technology into new applications, and anticipate technological developments. If we are unable to react quickly to new technology trends compared to our competitors — such as the continued growth of AI solutions which affect the ways creators create games, the way users consume virtual content, or the degree to which we can safely integrate AI systems — it may harm our business and results of operations. Conversely, our adoption of AI solutions and changes to our AI policies may not be favored by our community of creators and users, and may result in diminished engagement on our Platform. For example, creators may view the increased deployment of AI tools on our Platform as competitive with human-created content or that AI-created content is inferior to human-created content. Expertise in AI, as well as other emerging technologies, is difficult and costly to obtain given the increasing focus on AI development and competition for talent. Further, legal, social, and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional legal, security, and research and development costs to resolve such issues. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in our use of AI.
We have incorporated, and are continuing to develop and deploy, AI in our products and the operations of our business. Our use of AI in aspects of our Platform may present risks and challenges that could increase as AI solutions become more prevalent. The Roblox Cloud may be more relied upon in the future to facilitate increasingly complex decision-making as it integrates hardware and accelerated machine learning and other AI, for a broad range of compute tasks, including improved personalization, synthetic content generation, enhanced automation of the player experience, and AI systems deployed through our Platform. However, AI algorithms may be flawed and datasets may be insufficient or contain biased information. Even with safeguards in place and oversight, AI systems may make decisions unpredictably or autonomously, such as generating incorrect, offensive, and/or infringing content and may take actions beyond their intended scope. This can raise new or exacerbate existing ethical, technological, legal, and other challenges, and may negatively affect the performance or the perception of our Platform and the user and creator experience. Certain users have and may in the future attempt to manipulate AI systems to create violative content on our Platform. In addition, threat actors have used and in the future may use AI to enhance the effectiveness of their attacks against our Platform which may cause the loss of availability of the Platform, degradation in services, or compromises to user or company data. Our employees or contractors, or AI agents themselves, may also make errors using AI in the operation of our business which could result in proprietary or other confidential information being exposed externally and other negative outcomes. While we have and will continue to implement safeguards, these deficiencies and potential failures of AI systems due to their nature as increasingly complex technology or the use of AI by threat actors to enhance their attacks, could subject us to increased security risk, competitive harm, regulatory action, legal liability, and reputational harm, especially as the regulatory landscape around AI continues to rapidly develop.

There are also many new and evolving laws and regulations focused on the use of AI, and agentic AI systems that operate with significant autonomy may face heightened scrutiny or additional regulatory requirements. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force in August 2024. Certain of its obligations entered into effect in February 2025, and many of its applicable provisions are due to become effective by August 2026, although the EU’s legislature may vary the dates for certain obligations, and the European Commission has published the Digital Omnibus, a legislative package that proposes to, among other things, delay certain high-risk AI system deadlines with transparency obligations under the AI Act largely proceeding on the August 2026 schedule. EU institutions reached provisional agreement on the Digital Omnibus in May 2026, although it remains subject to formal adoption. The AI Act establishes a framework of prohibitions as well as disclosure, transparency, and other regulatory obligations based on various levels of risk for businesses introducing AI systems in the EU, and the Digital Omnibus proposes to expand the scope of prohibited AI practices under the AI Act. Provisions of the AI Act could require us to alter or restrict our use of AI both in features or products available to our users and in our systems that interact with our users, depending on respective levels of risk-categorization, types of systems, and manner of use, as set forth in the AI Act. The AI Act also may require us to comply with monitoring and reporting requirements. As a result, we may need to devote substantial time and resources to continue to evaluate our obligations under the AI Act and to develop and execute a plan designed to promote compliance. Noncompliance with the AI Act could result in fines of up to the greater of €35 million or 7% of annual global turnover for the previous year. There have been numerous other laws and bills proposed at the domestic and international level aimed at regulating the deployment or provision of AI systems and services. For instance, different states have proposed bills or enacted laws relating to aspects of the development and use of AI, including Texas, Colorado, and California. In addition, President Trump released an executive order in December 2025 seeking to establish national standards for AI that would supersede conflicting state laws.
Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may significantly harm and negatively affect our reputation and our business.
We regularly review metrics, including our DAUs, hours engaged, unique payers, user demographics, and ABPDAU to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. Our metrics are based on estimates and may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or underlying assumptions. If our metrics are inaccurate or perceived to be inaccurate, then investors will have less confidence in our company and our prospects, which could cause the market price of our Class A common stock to decline, and our reputation and brand could be harmed.
There are inherent challenges in measuring how our Platform is used. As a result, our metrics may misstate the number of DAUs, monthly unique payers, hours engaged, ABPDAU, and average bookings per monthly unique payer. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we continually seek to improve our metrics and such metrics have changed and may continue to change due to improvements or changes in our methodology, systems, or underlying assumptions. We regularly review our processes and assumptions for calculating these metrics, and from time to time we discover inaccuracies in our metrics or make adjustments to improve their accuracy, which can result in our use of updated metrics in a current period and corresponding adjustments to our historical metrics. Our ability to recalculate our historical metrics to reflect any change in methodology of a metric in a current period may be impacted by data limitations, limitations in functionality of and user behaviors on different platforms, or other factors that require us to apply different methodologies for such adjustments over current and historic periods. As a result of these improvements and changes, our current and future period metrics may not be comparable to those in prior periods.
Additionally, there are users who have multiple accounts, fake user accounts, or fraudulent accounts created by bots. These actions may be done to inflate user activity in order to make a creator’s game or other content appear more popular than it really is or to enable users to level up or otherwise progress in a game more rapidly. Detecting and taking action with respect to such issues requires considerable judgment and is technically challenging. We strive to detect and minimize fraud, the use of bots, and unauthorized use of our Platform, and while these practices are prohibited in our terms of service and we implement systems and measures to detect and suppress that behavior, when we are unsuccessful, our operating results may be negatively affected. Users may also disagree with our rationale for terminating, suspending, or taking other actions on accounts, which has and could continue to lead to reputational harm and further negatively impact our operating results.

In addition, some of our demographic data may also be incomplete or inaccurate. We have changed and may continue to change the methodologies by which we calculate user metrics, the information we report, or the breakdown of our reported age demographics based on the data that is available to us at the time. For example, historically our reported age demographics were based on age information self-reported by our users. We continue to develop, test, and implement new systems designed to check the ages of our users, which we refer to as “age-checking,” and currently we incorporate facial age estimation technology, identity verification, and parent or caregiver provided age data. Age-checked metrics are not comparable to historical periods that relied on self-reported data. In addition, since our age-check systems are only mandatory for users seeking to access chat features on our Platform, our future reported age-demographic data will not include all of our users, including those who engage on our Platform but do not use our chat features or users in geographies in which chat is not enabled. Therefore, there is no guarantee that the population of users who access chat is representative of our entire user base. As the number of users that choose to undergo age-check processes, the features or tools that require age-check, and our methodologies for age-checking continue to develop, prior period demographics may not be comparable to future ones. Our age demographic data could differ from users’ actual ages due to the functionality of our age-check systems, policies, and technology. Users seeking to evade our age estimation systems and tools may also be more likely to create alternate or multiple accounts which would inflate our user activity.
Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users, hours engaged, or our reported age demographics were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. If our investors or creators do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. Our estimates have changed and may continue to change as our methodologies and Platform evolve, including through the application of new data sets, the introduction of new metrics or technologies, or as our Platform changes with new features and enhancements. Such changes could lead to investor confusion or the perception that our estimates, methodologies, and underlying assumptions are unreliable, which could also cause our creators and partners to be less willing to allocate their budgets or resources to our Platform, which could seriously harm our business.
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
We rely on suppliers for data center capacity and several components of the equipment we use to operate our Platform. Our reliance on these suppliers exposes us to risks, including reduced control over costs and constraints based on the current availability, terms, and pricing of these components and data center capacity. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source for network equipment and servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts are completed. In addition, the technology equipment industry has experienced component shortages and delivery delays, and we have and may in the future experience shortages or delays, including as a result of increased demand in the industry, such as due to rapid growth in AI demand, data center natural disasters, trade control and restrictions, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have data centers and edge data centers that support our Platform. For example, supply chain constraints for servers, memory, and other networking equipment required for our operations have resulted and could in the future result in disruptions and delays for these components and the delivery and installation of such components at our data centers and edge data centers. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of hardware components or data center availability may delay the opening of new data centers, edge data centers, co-location facilities or the creation of fully redundant operations, limit capacity expansion, or replacement of defective or obsolete equipment at existing data centers and edge data centers or cause other constraints on our operations that could damage our ability to serve our creators and users.

Some creators and users on our Platform may make unauthorized, fraudulent, or illegal use of Robux and other digital goods or games on our Platform, including by use of unauthorized third-party websites or “cheating” programs.
Robux and digital goods on our Platform have no authorized market, value, or application outside of our Platform. Creators that participate in our Developer Exchange Program can be paid fiat currency based on the amount of Robux they have accumulated, subject to eligibility. However, users have made and may in the future make unauthorized, fraudulent, or illegal sales, transfers, and/or purchases of Robux, other digital goods, and Roblox accounts on or off of our Platform, including by use of unauthorized third-party websites in exchange for fiat currency or to facilitate digital wagers. For example, some users have made fraudulent use of credit cards owned by others to purchase Robux and offer the purchased Robux for sale at a discount on third-party websites. For the three months ended June 30, 2026, total chargebacks and refunds to us, some of which may have been related to fraud, were approximately 1.7% of bookings.
While we regularly monitor and screen usage of our Platform with the aim of identifying and preventing these activities, and regularly monitor third-party websites for fraudulent Robux or digital goods offers as well as regularly send cease-and-desist letters to operators of these third-party websites, we are unable to control or stop all unauthorized, fraudulent, or illegal transactions in Robux or other digital goods that occur on or off of our Platform. Although we are not responsible for such third-party activities, our user experience may be adversely affected, and users and/or creators may choose to leave our Platform, if these activities are pervasive. These activities have resulted and may in the future result in negative publicity, disputes, regulatory scrutiny, and legal claims, and measures we take in response may be expensive, time consuming, and disruptive to our operations.
In addition, unauthorized, fraudulent, and/or illegal purchases, transfers, and/or sales of Robux, Roblox accounts, or other digital goods on or off of our Platform, including through third-party websites, bots, fake accounts, or “cheating” or malicious programs that enable users to exploit both vulnerabilities and legitimate mechanics in the games on our Platform or our partners’ websites and platforms, could reduce our revenue and bookings by, among other things, decreasing revenue from authorized and legitimate transactions, increasing chargebacks from unauthorized credit card transactions, or causing us to lose revenue and bookings from dissatisfied users who stop engaging with the games on our Platform. Additionally, such prohibited activity could increase costs that we incur to develop technological measures to curtail unauthorized transactions and other malicious programs, or could reduce other operating metrics.
Under our Community Standards, which creators and users are obligated to comply with, we reserve the right to temporarily or permanently ban individuals for breaching our terms of use or Community Standards, including by engaging in any illegal activity on our Platform. We have banned individuals as a result of unauthorized, fraudulent, or illegal use of our Platform, Robux, or other digital goods on our Platform, which has and may continue to lead to reputational harm in cases where users disagree with our enforcement decisions. We have also employed technological measures to help detect unauthorized Robux transactions and continue to develop additional methods and processes through which we can identify unauthorized transactions and block such transactions. However, there can be no assurance that our efforts to prevent or minimize these unauthorized, fraudulent, or illegal transactions will be successful.
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
A significant part of our business strategy and culture is to focus on long-term growth and creator and user experience over short-term financial results. We expect our expenses to continue to increase in the future as we broaden our creator and user community, as creators and users increase the amount and types of games and virtual items they make available on our Platform and the content they consume, as we continue to seek ways to increase payments to our creators, and as we develop and further enhance our Platform, expand our technical infrastructure and data centers, and hire additional employees to support our expanding operations. As a result, in the near- and medium-term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability. We expect to continue making significant expenditures to grow our Platform and develop new features, integrations, capabilities, and enhancements to our Platform for the benefit of our creators and users. We will also be required to invest in our internal IT systems, technological operations infrastructure, financial infrastructure, and operating, compliance, and administrative systems and controls. Such expenditures may not result in improved business results or profitability over the long term and certain of such expenditures have and may continue to adversely impact our business results in the near- and medium-term. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts, investors, and our stockholders, the market price of our Class A common stock may decline.
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
We have entered into an enterprise agreement with AWS and a supplemental private pricing addendum that will remain in effect until June 2029. If our AWS service agreements are terminated, or there is a lapse of service, elimination of AWS services or features that we utilize, we could experience interruptions in access to our Platform, especially during peak times for concurrent users, as well as significant delays and additional expense in arranging for or creating new facilities or re-architecting our Platform for deployment on a different cloud infrastructure service provider, which would adversely affect our business, financial condition, and results of operations.

Our business and results of operations are affected by fluctuations in currency exchange rates.
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. For the three months ended June 30, 2026, approximately 82% of our DAUs and 43% of our revenue was derived from outside the U.S. and Canada region. While we periodically adjust the price of Robux to account for the relative value of this local currency to the U.S. dollar, these adjustments are not immediate nor do they typically exactly track the underlying currency fluctuations. As a result, rapid appreciation of the U.S. dollar against these foreign currencies has harmed and may continue to harm our reported results and cause the revenue derived from our foreign users and overall revenue to decrease. In addition, even if we do adjust the cost of our Robux in foreign markets to fluctuations in the U.S. dollar, such fluctuations could change the costs of purchasing Robux to our users outside of the U.S., which may adversely affect our business, results of operations, and financial condition, or improve our financial performance.
We also incur capital expenditures as well as expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Additionally, global events as well as geopolitical developments and inflation have caused, and may in the future cause, uncertainty about the global economy and interest rate environment, which could amplify the volatility of currency fluctuations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of our expenses being higher which may not be offset by additional revenue earned in the local currency. This could impact our reported results of operations. To date, we have not engaged in any hedging strategies and any such strategies, such as forward contracts, options, and foreign exchange swaps related to transaction exposures that we may implement in the future to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
As of December 31, 2025, we had federal net operating loss carryforwards of $3,242 million, which do not expire, federal net operating loss carryforwards of $33 million, which begin to expire in 2037, state net operating loss carryforwards of $1,718 million, which begin to expire in 2028, and foreign net operating loss carryforwards of $62 million, which begin to expire in 2026. Utilization of our net operating loss carryforwards and other tax attributes may be subject to limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. $3,242 million of our federal net operating losses are carried forward indefinitely but the deductibility of these losses is generally limited to 80% of current year taxable income. Our net operating loss carryforwards and other tax attributes may also be subject to limitations under state law. For example, California legislation limits the use of state net operating loss carryforwards and tax credits for tax years beginning on or after January 1, 2024. If our net operating loss carryforwards and other tax attributes expire before utilization or are subject to limitations, our business and financial results could be harmed.
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
In February 2019, we entered into a joint venture agreement with Songhua River Investment Limited, referred to as Songhua, an affiliate of Tencent Holdings Limited (“Tencent Holdings”), under which we created Roblox China Holding Corp (the “China JV”), of which we own a 51% ownership interest. Through a wholly-owned subsidiary based in Shenzhen, branded as “Luobu,” the China JV is engaged in the development, localization, and licensing to Chinese creators of a Chinese version of Roblox Studio. Luobu also develops and oversees relations with local Chinese creators and helps them build and publish games and content for our global Platform. In December 2020, Shenzhen Tencent Computer Systems Co. Ltd (“Tencent”) received a required publishing license from the Chinese government, which enabled Tencent to publish a localized version of the Roblox Client as a game in China under the name “Luobulesi.” The license could be withdrawn if Tencent fails to comply with applicable existing or future regulations. Such withdrawal could significantly impair or eliminate the ability to publish and operate Luobulesi in China. The Luobulesi app is not currently available to users in China while we and Tencent build the next version of Luobulesi.
Tensions between the U.S. and China have resulted in trade restrictions that could harm our ability to participate in Chinese markets and numerous additional such restrictions have been threatened by both countries. For example, the U.S. government has imposed significant tariffs upon the import of almost all foreign items, including those of Chinese-origin, subject to certain exemptions. The tariff policies and responses of both countries are currently fluid, and it is unclear whether or at what level tariff policies will stabilize. Sustained uncertainty about, or worsening of, current global economic conditions, as well as continued or further escalation of trade tensions between the U.S. and China, could result in a global economic slowdown and long-term impacts on global trade, including the imposition of retaliatory trade restrictions that could restrict our ability to participate in the China JV. As another example, the U.S. Department of Justice has promulgated new rules on Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons (colloquially the “Data Security Program”), which place limitations, and in some cases prohibitions, on certain transfers of or grants of access to sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries. The Data Security Program may impact our ability to share certain kinds of data, platform access, or other important resources with Tencent or the China JV, or the China JV’s ability to interact with Tencent. We may find it difficult or impossible to comply with these or other conflicting regulations in the U.S. and China, which could make it difficult or impossible to achieve our business objectives in China or realize a return on our investment in this market.

Relations may also be compromised if the U.S. pressures the Chinese government regarding its monetary, economic, or social policies. Changes in political conditions in China and changes in the state of China-U.S. relations are difficult to predict and could adversely affect the operations or financial condition of the China JV. In addition, because of our proposed involvement in the Chinese market, any deterioration in political, economic, or trade relations might result in our products being perceived as less attractive in the U.S. or elsewhere. In January 2025, the U.S. Department of Defense (“DOD”) added Tencent Holdings to its list of Chinese military companies operating directly or indirectly in the U.S. under section 1260H of the National Defense Authorization Act for Fiscal Year 2021 (“1260H List”). Effective June 2026, this has added restrictions that would affect our ability to resell goods and services of Tencent Holdings to the DOD. The designation may also result in negative publicity for us and the China JV. Further regulatory changes adding Tencent Holdings to additional lists or export and sanctions related restricted or prohibited parties or further controls on entities viewed as connected to the Chinese military could impact our ability to continue working with Tencent Holdings. The Committee on Foreign Investment in the U.S. (“CFIUS”) has continued to apply a more stringent review of certain foreign investment in U.S. companies, including investment by Chinese entities, and has made inquiries to us with respect to Tencent Holdings’ equity investment in us and involvement in the China JV. We cannot predict what effect any further inquiry by CFIUS into our relationship with Tencent and Tencent Holdings, developments with respect to the 1260H List, or changes in China-U.S. relations overall may have on our ability to effectively support the China JV or on the operations or success of the China JV.
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

We may not realize the anticipated value of our share repurchase program, and any failure to repurchase our Class A common stock after we have announced our intention to do so may negatively impact our stock price.

In May 2026, our board of directors authorized the repurchase of up to $3.0 billion of our Class A common stock from time to time through a share repurchase program. Under our program, we may make repurchases of stock from time to time through open market transactions, privately negotiated transactions, and other means in compliance with applicable securities laws, including through Rule 10b5-1 plans. As of June 30, 2026, $2.6 billion remained available for purchase under the program. Our program does not have a fixed expiration date, does not obligate us to repurchase any specific number of shares, and may be suspended or discontinued at any time at our discretion and without prior notice. The timing, manner, price, and amount of any repurchases, if any, will be determined by us at our discretion and will depend on a variety of factors, including legal requirements, price, and economic market conditions. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

The existence of our program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our program is intended to partially offset dilution from employee equity grants while preserving flexibility to invest in future growth opportunities, there is no assurance that it will do so because the market price of our Class A common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program.

Repurchasing our Class A common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes, and we may fail to realize the anticipated long-term stockholder value of any share repurchase program.
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
The U.K.’s data protection regime (UK GDPR and Data Protection Act 2018) imposes significant compliance obligations and penalties of up to the greater of £17.5 million or 4% of global revenue. The European Commission granted the U.K. an ‘adequacy’ decision allowing free data transfer from the EEA in 2021 and renewed the decision in 2025, extending the adequacy decision through December 27, 2031, with the possibility of renewal. Any loss of adequacy or divergence between U.K. and EU laws could disrupt our data flows and increase compliance costs.
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

We continue to monitor the development of new digital regulations and laws in the U.K. We are observing ongoing developments and guidance from the U.K.’s Information Commissioner’s Office (“ICO”) on the Age Appropriate Design Code (“AADC”), which focuses on online safety and protection of children’s privacy online. Noncompliance with the AADC may result in publicized investigations, substantial fines, audits, or other proceedings by the ICO and other regulators in the EEA or Switzerland, as noncompliance with the AADC may indicate noncompliance with applicable data protection law. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and laws and regulations of applicable EU Member States and the U.K. relating to privacy, cybersecurity, and data protection in connection with any measures we take to comply with them.
Other jurisdictions have adopted laws and regulations addressing privacy, data protection, and cybersecurity, many of which share similarities with the GDPR. For example, Law no. 13.709/2018 of Brazil, the Lei Geral de Proteção de Dados Pessoais or LGPD, applies to our processing of data for users in Brazil, regardless of our location, and grants users rights similar to the GDPR, including a private right of action. Non-compliance could result in fines of up to 2% of our revenue in Brazil or 50 million reais (approximately $9.5 million) per violation. Similarly, the Personal Information Protection Law (“PIPL”) of the People’s Republic of China (“PRC”) imposes extraterritorial obligations similar to the GDPR, including strict data localization requirements. Violations can result in corporate fines of up to 50 million RMB or 5% of prior-year revenue. Notably, the PIPL also imposes personal liability on responsible individuals, including fines up to 1 million RMB and potential bans on serving as a director or senior manager.
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
We have policies and procedures designed to promote compliance with applicable laws, regulations, and certain industry codes of conduct but we cannot assure you that authorities will not assert or determine that our practices violate such requirements. In addition, it is possible that the obligations imposed on us may be interpreted and applied in inconsistent manners and may conflict with other rules or our practices in certain jurisdictions. Any failure or perceived failure by us to comply with such requirements, our privacy policies, our obligations to users or other third parties relating to privacy, cybersecurity, data protection, or related matters, or our other policies or actual or asserted obligations relating to privacy, cybersecurity, data protection, or related matters, or any actual or perceived compromise of security, including any such compromise that results in the unauthorized loss, unavailability, modification, release, transfer, or other processing of personal information or other user or creator data, have and may continue to result in governmental investigations, enforcement actions, inquiries, data requests, requests for information, actions, audits, and other actions and proceedings by domestic and international authorities and regulators, as well as litigation, claims, or public statements against us by consumer advocacy groups or others and could cause our creators and users to lose trust in us, any or all of which could have an adverse effect on our business, financial condition, or results of operations.

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
In some cases, our software and games are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, Data Security Program, and trade and economic sanctions, including those administered by OFAC, which we collectively refer to as Trade Control Laws and Regulations. Thus, we are subject to laws and regulations that could limit our ability to offer access or full access to our Platform and games to certain persons and in certain countries or territories. For example, certain U.S. laws and regulations administered and enforced by OFAC may limit our ability to give certain users and creators access to aspects of our Platform and games. Trade Control Laws and Regulations are complex and dynamic, and monitoring and ensuring compliance can be challenging. In addition, we rely on our payment processors for compliance with certain of these Trade Control Laws and Regulations, including preventing paid activity by users and creators that attempt to access our Platform from various jurisdictions comprehensively sanctioned by OFAC, including Cuba, Iran, North Korea, and sanctioned regions of Ukraine. Users and creators from certain of these countries and territories have access to our Platform and games and there can be no guarantee we will be found to have been in full compliance with Trade Control Laws and Regulations during all relevant periods. Any failure by us or our payment processors to comply with the Trade Control Laws and Regulations may lead to violations of the Trade Control Laws and Regulations that could expose us to liability. Additionally, following Russia’s invasion of Ukraine, the U.S. and other countries imposed certain economic sanctions and severe export control restrictions against Russia and Belarus and have continued to strengthen these controls. These countries could continue to increase these sanctions and export restrictions or take other actions that could impact our business. Any failure to comply with applicable laws and regulations could have negative consequences for us, including reputational harm, government investigations, and monetary penalties. In addition, various foreign governments may also impose controls, export license requirements, and/or restrictions applicable to our Platform and games. Compliance with such applicable regulatory requirements may create delays in the introduction of our Platform in some international markets or prevent certain international users and creators from accessing our Platform.
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

In addition, we are subject to unclaimed property escheat laws which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time. We are subject to state audits with regard to our escheatment practices. The legislation and regulations related to unclaimed property matters tend to be complex and subject to varying interpretations by government authorities. Although we believe that the positions we have taken are reasonable, authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for unclaimed property, interest, and penalties in excess of accrued liabilities. An unfavorable resolution of assessments by a governmental authority could have a material adverse effect on our financial condition, results of operations, and cash flows in future periods.
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
With regard to our international business, we have engaged with business partners and third-party intermediaries to market our solutions and obtain necessary permits, licenses, and other regulatory approvals. We or our employees, agents, representatives, business partners, or third-party intermediaries have had direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees, agents, representatives, business partners, or third-party intermediaries, even if we do not authorize such activities, and notwithstanding having policies, training, and procedures designed to address compliance with these laws, we cannot assure you that no violations of our policies or these laws will occur.
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
Furthermore, certain federal statutes in the U.S. may apply to us with respect to various activities of our users, including the Digital Millennium Copyright Act of 1998 (“DMCA”) and Section 230 of the Communications Decency Act (“CDA”). For example, our communications filters are designed to target speech we determine to be offensive based on our objective of creating a civil and safe place for all users. Bills have recently been proposed in Congress calling for a range of changes to Section 230 which include a complete repudiation of the statute to modifications of it in such a way as to remove certain social media companies from its protection. The FCC may also consider reforms to Section 230, which could include taking action to limit the scope of Section 230 and certain liability protections provided to online service providers and other entities. If Section 230 were so repealed, amended, or modified by judicial determination, we could potentially be subject to liability if we continue to censor speech, even if that speech were offensive to our users, or we could experience a decrease in user activity and revenues if we are unable to maintain a safe environment for our users if certain blocking and screening activities are prohibited by law. In addition, certain states have either passed or are debating laws that would create potential liability for moderating or removing certain user content. While we believe these laws are of dubious validity under the U.S. Constitution and in light of Section 230, they nevertheless present some risk to our content-moderation efforts going forward.
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
We have and intend to continue to incorporate open source software in our codebase and our Platform. Some open source software licenses require users who make available open source software as part of their proprietary software to publicly disclose all or part of the source code to such proprietary software or make available any derivative works of such software free of charge, under open source licensing terms which would make it difficult to monetize such software and to protect and enforce our related intellectual property rights. Licensors of open source software included in our products may, from time to time, modify the terms of their license agreements in such a manner that those license terms may become incompatible with our business model and thus could, among other consequences, prevent us from incorporating the software subject to the modified license. Certain open source projects also include other open source software and there is a risk that those dependent open source libraries may be subject to incompatible licensing terms. In addition, some open source software may include output from generative AI software or other software that incorporates or relies on generative AI or other AI technologies. Software produced by generative AI and any other implementations of generative AI to create assets, including for use on the Platform, may expose us to infringement liability for any use of such generative AI outputs. In addition, the use of such open source software may expose us to risks as the intellectual property ownership and use rights of software produced by generative AI have not been fully interpreted by U.S. or international courts or been fully addressed by federal or state regulation or those of other international legal jurisdictions in which we do business. This could create further uncertainties as to the governing terms for the open source software we incorporate.
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
•the amounts and frequency of repurchases under our share repurchase program;
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
•actual or anticipated changes in our results of operations or guidance regarding future anticipated results of operations, or fluctuations in our results of operations;
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
In addition, stock markets, and the market for technology companies in particular, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation and derivative actions have often been instituted against these companies. We have been subject to such litigation, which could result in substantial costs and a diversion of our management’s attention and resources. In addition, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
Our articles of incorporation provide that, to the fullest extent permitted by the NRS and not inconsistent with any applicable laws of the U.S., any and all internal actions (as defined in NRS 78.046) to be tried in any court of the State of Nevada must be tried before the presiding judge as the trier of fact, and not before a jury. Our articles of incorporation further provide that this requirement operates as a waiver of the right of trial by jury by each party to any internal action to which such requirement applies. However, this requirement does not limit or otherwise affect our stockholders’ right to a jury trial in any action, suit, or proceeding that is not an internal action. This waiver is expressly authorized by statute in an amendment to NRS 78.046 enacted in May 2025 pursuant to Assembly Bill No. 239 adopted by the Nevada legislature, but the enforceability of this waiver has not yet been adjudicated in a court of competent jurisdiction.
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
The U.S., Europe, and other key global markets have recently experienced historically high levels of inflation. If inflation rates or global economic volatility remains high, it will likely affect all of our expenses, including, but not limited to, employee compensation expenses and energy expenses and it may reduce consumer discretionary spending, which could affect the buying power of our users and creators and lead to a reduced demand for our Platform.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
In connection with activity related to mergers, acquisitions, and other strategic transactions, we issued an aggregate of 993,094 shares of our Class A common stock in June 2026.
The transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the offer, sale, and issuance of the above securities was exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes our Class A common stock share repurchase activity for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1 - April 30, 2026	—	$—	—	$—
May 1 - May 31, 2026	4,281	$46.71	4,281	$2,800	million
June 1 - June 30, 2026	3,948	$45.65	3,948	$2,620	million
Total	8,229		8,229
(1)In May 2026, our Board of Directors authorized a share repurchase program for up to $3.0 billion of our Class A common stock. The program has no expiration date. As of June 30, 2026, $2.6 billion remained available under the program authorization. For more information regarding the program, see Note 9, “Stockholders’ Equity” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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

On May 5, 2026, Chris Carvalho, a member of our Board of Directors, terminated his Rule 10b5-1 trading arrangement originally adopted on November 24, 2025, and adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 120,000 shares of Class A common stock, with the actual number of shares sold determined based on a written formula at specified market prices. The trading arrangement expires on August 31, 2027, or earlier if all transactions under the trading arrangement are completed.

Each of these trading arrangements were entered into during an open insider trading window and are intended to satisfy the affirmative defense in Rule 10b5-1(c) and our policies regarding insider transactions. Each of these trading arrangements begins trading after the termination of any outstanding prior trading arrangements for the relevant director or officer, as applicable.

Item 6. Exhibits.

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
10.1*+	Outside Director Compensation Policy, as amended.
10.2*+	Amendment to Offer Letter by and between the Registrant and Naveen Chopra, dated June 9, 2026.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Roblox Corporation

Date: July 30, 2026	By:	/s/ Naveen Chopra

Naveen Chopra
Chief Financial Officer
(Principal Financial Officer)