Form 10-Q
period 2026-09-30
Roblox Corp
filed 2026-10-29
CIK 1315098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 15, 2026, the registrant had approximately 671,330,395 shares of Class A common stock and 44,382,953 shares of Class B common stock outstanding, each with a par value of $0.0001 per share.

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
•our expectations regarding target demographics and genres;
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
DAUs
We define a DAU as a user who has logged in and visited Roblox through our website or application on a unique registered account on a given calendar day. If a registered, logged-in user visits Roblox more than once within a 24-hour period that spans two calendar days, that user is counted as a DAU only for the first calendar day. We believe this method better reflects global engagement on the platform compared to a method based purely on a calendar-day cutoff. DAUs for a specified period is the average of the DAUs for each day during that period. As an example, DAUs for the month of September would be an average of DAUs during that 30-day period.
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
We believe bookings provide a timelier indication of trends in our operating results that are not necessarily reflected in our revenue as a result of the fact that we recognize the majority of revenue over the estimated average lifetime of a paying user, which was 27 months as of September 30, 2026. The change in deferred revenue constitutes the vast majority of the reconciling difference from revenue to bookings. By removing these non-cash adjustments, we are able to measure and monitor our business performance based on the timing of actual transactions with our users and the cash that is generated from these transactions. Over the long term, the factors impacting our revenue and bookings trends are the same. However, in the short term, there are factors that may cause revenue and bookings trends to differ.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ROBLOX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares which are reflected in thousands, and par values)
(unaudited)

	As of
	September 30, 2026		December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,093		$1,205
Short-term investments	2,103		1,850
Accounts receivable—net of allowances	497		901
Prepaid expenses and other current assets	143		109
Deferred cost of revenue, current portion	901		833
Total current assets	4,737		4,898
Long-term investments	3,042		2,493
Property and equipment—net	891		885
Operating lease right-of-use assets	764		651
Deferred cost of revenue, long-term	403		448
Intangible assets, net	22		18
Goodwill	163		143
Other assets	23		21
Total assets	$10,045		$9,557
Liabilities and Stockholders’ equity/(deficit)
Current liabilities:
Accounts payable	$37		$65
Accrued expenses and other current liabilities	683		396
Developer exchange liability	444		496
Deferred revenue—current portion	4,781		4,169
Total current liabilities	5,945		5,126
Deferred revenue—net of current portion	2,259		2,337
Operating lease liabilities	739		643
Long-term debt, net	1,009		993
Other long-term liabilities	120		83
Total liabilities	10,072		9,182
Commitments and contingencies (Note 8)
Stockholders’ equity/(deficit)
Common stock, $0.0001 par value; 5,000,000 shares authorized as of September 30, 2026 and December 31, 2025, 715,696 and 708,359 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; Class A common stock—4,935,000 shares authorized as of September 30, 2026 and December 31, 2025, 671,313 and 661,289 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; Class B common stock—65,000 shares authorized as of September 30, 2026 and December 31, 2025, 44,383 and 47,070 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively
	—	*	—	*
Additional paid-in capital	5,770		5,438
Accumulated other comprehensive income/(loss)	(54)		17
Accumulated deficit	(5,717)		(5,061)
Total Roblox Corporation stockholders’ equity/(deficit)	(1)		394
Noncontrolling interest	(26)		(19)
Total stockholders’ equity/(deficit)	(27)		375
Total liabilities and stockholders’ equity/(deficit)	$10,045		$9,557
* Amounts round to zero.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except number of shares which are reflected in thousands, and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$1,572	$1,360	$4,483	$3,476
Costs and expenses:
Cost of revenue(1)	318	296	904	757
Developer exchange fees	403	428	1,189	1,026
Infrastructure and trust & safety	385	321	1,072	824
Research and development	435	399	1,277	1,158
General and administrative	203	145	611	416
Sales and marketing	111	67	236	168
Total costs and expenses	1,855	1,656	5,289	4,349
Loss from operations	(283)	(296)	(806)	(873)
Interest income	60	52	174	147
Interest expense	(11)	(10)	(31)	(31)
Other income/(expense), net	5	(3)	4	6
Loss before income taxes	(229)	(257)	(659)	(751)
Provision for/(benefit from) income taxes	1	1	4	3
Consolidated net loss	(230)	(258)	(663)	(754)
Net loss attributable to noncontrolling interest	(3)	(2)	(7)	(5)
Net loss attributable to common stockholders	$(227)	$(256)	$(656)	$(749)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.37)	$(0.92)	$(1.09)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	715,936	697,282	714,815	684,702
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Consolidated net loss	$(230)	$(258)	$(663)	$(754)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	—	(1)	(1)	7
Net change in unrealized gains/(losses) on available-for-sale marketable securities	(35)	3	(70)	13
Other comprehensive income/(loss), net of tax	(35)	2	(71)	20
Total comprehensive loss, including noncontrolling interest	(265)	(256)	(734)	(734)
Less: net loss attributable to noncontrolling interest	(3)	(2)	(7)	(5)
Other comprehensive loss attributable to noncontrolling interest, net of tax	(3)	(2)	(7)	(5)
Total comprehensive loss attributable to common stockholders	$(262)	$(254)	$(727)	$(729)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(in millions, except number of shares which are reflected in thousands)
(unaudited)
Three Months Ended September 30, 2026

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity/(Deficit)
	Shares	Amount*
Balance at June 30, 2026	714,292	$—	$5,661	$(19)	$(5,490)	$(23)	$129
Issuance of common stock upon exercise of stock options	568	—	2	—	—	—	2
Issuance of common stock under Employee Stock Purchase Plan	264	—	9	—	—	—	9
Vesting of restricted stock units and performance stock units	4,932	—	—	—	—	—	—
Repurchases and retirement of common stock	(4,360)	—	(200)	—	—	—	(200)
Stock-based compensation expense	—	—	298	—	—	—	298
Other comprehensive income/(loss)	—	—	—	(35)	—	—	(35)
Net loss	—	—	—	—	(227)	(3)	(230)
Balance at September 30, 2026	715,696	$—	$5,770	$(54)	$(5,717)	$(26)	$(27)
Nine Months Ended September 30, 2026

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity/(Deficit)
	Shares	Amount*
Balance at December 31, 2025	708,359	$—	$5,438	$17	$(5,061)	$(19)	$375
Issuance of common stock upon exercise of stock options	2,327	—	9	—	—	—	9
Issuance of common stock from acquisition of a business	993	—	12	—	—	—	12
Issuance of common stock under Employee Stock Purchase Plan	788	—	36	—	—	—	36
Vesting of restricted stock units and performance stock units	15,818	—	—	—	—	—	—
Repurchases and retirement of common stock	(12,589)	—	(580)	—	—	—	(580)
Stock-based compensation expense	—	—	855	—	—	—	855
Other comprehensive income/(loss)	—	—	—	(71)	—	—	(71)
Net loss	—	—	—	—	(656)	(7)	(663)
Balance at September 30, 2026	715,696	$—	$5,770	$(54)	$(5,717)	$(26)	$(27)
* Amounts in this column round to zero.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(in millions, except number of shares which are reflected in thousands)
(unaudited)
Three Months Ended September 30, 2025

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount*
Balance at June 30, 2025	693,161	$—	$4,828	$14	$(4,488)	$(16)	$338
Issuance of common stock upon exercise of stock options	2,722	—	8	—	—	—	8
Issuance of common stock under Employee Stock Purchase Plan	437	—	13	—	—	—	13
Vesting of restricted stock units and performance stock units	5,547	—	—	—	—	—	—
Stock-based compensation expense	—	—	287	—	—	—	287
Other comprehensive income/(loss)	—	—	—	2	—	—	2
Net loss	—	—	—	—	(256)	(2)	(258)
Balance at September 30, 2025	701,867	$—	$5,136	$16	$(4,744)	$(18)	$390
Nine Months Ended September 30, 2025

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount*
Balance at December 31, 2024	666,419	$—	$4,221	$(4)	$(3,995)	$(13)	$209
Issuance of common stock upon exercise of stock options	17,080	—	47	—	—	—	47
Issuance of common stock under Employee Stock Purchase Plan	1,448	—	37	—	—	—	37
Vesting of restricted stock units and performance stock units	16,920	—	—	—	—	—	—
Stock-based compensation expense	—	—	831	—	—	—	831
Other comprehensive income/(loss)	—	—	—	20	—	—	20
Net loss	—	—	—	—	(749)	(5)	(754)
Balance at September 30, 2025	701,867	$—	$5,136	$16	$(4,744)	$(18)	$390
* Amounts in this column round to zero.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROBLOX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Consolidated net loss	$(663)	$(754)
Adjustments to reconcile consolidated net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	193	163
Stock-based compensation expense	855	831
Operating lease non-cash expense	102	88
Accretion on marketable securities, net	(33)	(50)
Other adjustments	(15)	3
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	410	(22)
Prepaid expenses and other current assets	(38)	(21)
Deferred cost of revenue	(23)	(208)
Other assets	—	(6)
Accounts payable	(23)	20
Accrued expenses and other current liabilities	170	37
Developer exchange liability	(52)	53
Deferred revenue	533	1,112
Operating lease liabilities	(109)	(84)
Other long-term liabilities	35	27
Net cash and cash equivalents provided by operating activities	1,342	1,189
Cash flows from investing activities:
Acquisition of property and equipment	(83)	(143)
Purchases of intangible assets	(5)	(1)
Payments related to business combinations, net of cash acquired	(6)	—
Purchases of investments	(3,887)	(4,072)
Maturities of investments	2,181	2,669
Sales of investments	873	574
Other investing activities	4	—
Net cash and cash equivalents used in investing activities	(923)	(973)
Cash flows from financing activities:
Proceeds from issuance of common stock	45	85
Repurchases of common stock	(576)	—
Net cash and cash equivalents provided by (used in) financing activities	(531)	85
Effect of exchange rate changes on cash and cash equivalents	—	4
Net increase/(decrease) in cash and cash equivalents	(112)	305
Cash and cash equivalents
Beginning of period	1,205	712
End of period	$1,093	$1,017
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities	$125	$48
Repurchases of common stock included in accrued liabilities	$4	—
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
In the Company’s opinion, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity/(deficit). All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 2026 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other interim period.
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
3. Revenue from Contracts with Customers
The following table summarizes revenue by region based on the billing country of users (in millions, except percentages):

	Three Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada(1)	$895	57%	$817	61%
Europe	325	21	265	19
Asia-Pacific, including Australia and New Zealand	191	12	153	11
Rest of world	161	10	126	9
Total	$1,572	100%	$1,360	100%

	Nine Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States and Canada(1)	$2,579	57%	$2,134	61%
Europe	924	21	663	19
Asia-Pacific, including Australia and New Zealand	535	12	378	11
Rest of world	445	10	301	9
Total	$4,483	100%	$3,476	100%
(1)The Company’s revenues in the United States were 54% of consolidated revenue for each of the three and nine months ended September 30, 2026 and 56% and 58% for the three and nine months ended September 30, 2025, respectively.
No individual country, other than the United States, exceeded 10% of the Company’s consolidated revenue for any period presented.
As a percentage of total virtual item-related revenue, durable and consumable revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Durable virtual item revenue	90%	78%	90%	86%
Consumable virtual item revenue	10%	22%	10%	14%
Deferred Revenue
The Company receives payments from its users based on the payment terms established in its contracts. Such payments are initially recorded to deferred revenue and are recognized into revenue as the Company satisfies its performance obligations. The aggregate amount of revenue allocated to unsatisfied performance obligations is included in the Company’s deferred revenue balances.
The increase in deferred revenue for the nine months ended September 30, 2026 was driven by sales during the period exceeding revenue recognized from the satisfaction of the Company’s performance obligations, which includes the revenue recognized during the period that was included in the current portion of deferred revenue at the beginning of the period. During the nine months ended September 30, 2026, the Company recognized $3.3 billion of revenue that was included in the current deferred revenue balance as of December 31, 2025.
4. Leases
On January 30, 2026, the Company executed lease agreements pursuant to which the Company will lease an additional 325,192 square feet of office space for two additional buildings at its corporate headquarters for lease terms of approximately 13 years each. The total incremental base rent under the agreements is approximately $403 million (net of rent abatement and tenant improvement allowances). As of September 30, 2026, the Company has not taken possession of this office space.

5. Cash Equivalents and Investments
The following is a summary of the Company’s cash equivalents and short-term and long-term investments (in millions):

	As of September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$879	$—	$—	$879	$879	$—	$—
U.S. Treasury securities	2,911	—	(29)	2,882	4	1,554	1,324
Subtotal	3,790	—	(29)	3,761	883	1,554	1,324
Level 2
U.S. agency securities	704	—	(13)	691	—	—	691
Commercial paper	471	—	—	471	—	452	19
Corporate debt securities	1,115	—	(15)	1,100	—	92	1,008
Subtotal	2,290	—	(28)	2,262	—	544	1,718
Total Debt Securities	$6,080	$—	$(57)	$6,023	$883	$2,098	$3,042
Equity Securities
Level 1
Mutual funds(1)				$5	$—	$5	$—
Total Equity Securities				$5	$—	$5	$—
Total Cash Equivalents and Investments	$6,080	$—	$(57)	$6,028	$883	$2,103	$3,042

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Debt Securities
Level 1
Money market funds	$1,010	$—	$—	$1,010	$1,010	$—	$—
U.S. Treasury securities	2,551	7	—	2,558	3	1,427	1,128
Subtotal	3,561	7	—	3,568	1,013	1,427	1,128
Level 2
U.S. agency securities	542	—	—	542	—	—	542
Commercial paper	325	—	—	325	—	325	—
Corporate debt securities	911	6	—	917	—	94	823
Subtotal	1,778	6	—	1,784	—	419	1,365
Total Debt Securities	$5,339	$13	$—	$5,352	$1,013	$1,846	$2,493
Equity Securities
Level 1
Mutual funds(1)				$4	$—	$4	$—
Total Equity Securities				$4	$—	$4	$—
Total Cash Equivalents and Investments	$5,339	$13	$—	$5,356	$1,013	$1,850	$2,493
(1)The equity securities relate to the Company’s nonqualified deferred compensation plan and are held in a rabbi trust.

As of September 30, 2026, all of the Company’s long-term debt investments have contractual maturities between one and five years.
Changes in market interest rates, credit risk of borrowers, and overall market liquidity, amongst other factors, may cause the Company’s short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of September 30, 2026, the unrealized losses were primarily driven by increases in market interest rates following the date of purchase and the Company does not intend to sell, nor is it more likely than not it will be required to sell, such securities before recovering the amortized cost basis.
The following table presents fair values and gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of September 30, 2026
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$2,847	$(29)	$—	$—	$2,847	$(29)
U.S. agency securities	691	(13)	—	—	691	(13)
Corporate debt securities	1,084	(15)	—	—	1,084	(15)
Total	$4,622	$(57)	$—	$—	$4,622	$(57)
6. Other Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in millions):

	As of
	September 30, 2026	December 31, 2025
Prepaid expenses	$80	$63
Accrued interest receivable	43	35
Other current assets	20	11
Total prepaid expenses and other current assets	$143	$109
Property and equipment—net
Property and equipment—net, consisted of the following (in millions):

	As of
	September 30, 2026	December 31, 2025
Servers and related equipment and software	$1,328	$1,065
Computer hardware, software licenses, and other equipment	72	59
Furniture and fixtures	3	2
Leasehold improvements	273	263
Construction in progress	37	11
Prepayments for purchase of equipment and construction in progress	16	169
Total property and equipment	1,729	1,569
Less accumulated depreciation and amortization	(838)	(684)
Property and equipment—net	$891	$885
Construction in progress primarily relates to leasehold improvements for the Company’s leased office buildings and networking and other infrastructure equipment to support the Company’s data centers.
Total depreciation and amortization expense of property and equipment was $65 million and $189 million for the three and nine months ended September 30, 2026, respectively, and $51 million and $150 million for the three and nine months ended September 30, 2025, respectively.

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of
	September 30, 2026	December 31, 2025
Accrued operating expenses and liabilities	$386	$67
Short-term operating lease liabilities	162	151
Accrued interest on the 2030 Notes	16	6
Taxes payable	68	99
Accrued compensation and other employee related liabilities	30	48
Short-term debt	—	15
Other current liabilities	21	10
Total accrued expenses and other current liabilities	$683	$396
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
The 2030 Notes are unsecured obligations and the Indenture contains covenants limiting the Company and its subsidiaries’ ability to: (i) create certain liens and enter into sale and lease-back transactions; (ii) create, assume, incur, or guarantee certain indebtedness; or (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of the Company and its subsidiaries’ assets to another person. These covenants are subject to a number of limitations and exceptions set forth in the Indenture and noncompliance with these covenants may result in the accelerated repayment of the 2030 Notes and any accrued and unpaid interest.
As of September 30, 2026, the Company was in compliance with all of its covenants under the Indenture.
The net carrying amount of the 2030 Notes, which is presented as a component of long-term debt in the Company’s condensed consolidated financial statements, was as follows (in millions):

	As of
	September 30, 2026	December 31, 2025
Principal	$1,000	$1,000
Unamortized issuance costs	(6)	(7)
Net carrying amount	$994	$993
Interest expense related to the 2030 Notes, which includes amortization of debt issuance costs, was $10 million for each of the three months ended September 30, 2026 and 2025 and $30 million for each of the nine months ended September 30, 2026 and 2025.
The debt issuance costs for the 2030 Notes are amortized to interest expense over the term of the 2030 Notes using an annual effective interest rate of 4.05%.
As of September 30, 2026 and December 31, 2025, the estimated fair value of the 2030 Notes was approximately $917 million and $958 million, respectively, determined based on the last trading price of the 2030 Notes during the reporting period (a Level 2 input).
Joint Venture Financing
Refer to Note 12, “Joint Venture”, in the notes to the condensed consolidated financial statements for additional information on debt issued by the Company’s consolidated subsidiary, Roblox China Holding Corp.

8. Commitments and Contingencies
Lease Commitments—The Company leases office facilities and space for data center operations under operating leases expiring in various years through 2037 for leases that have commenced and 2041 for leases that have not yet commenced. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. All of the Company’s leases are accounted for as operating leases. There has been no material change in the Company’s lease commitments during the nine months ended September 30, 2026, except for lease commitments primarily related to office facilities and data centers in the ordinary course of business.
Purchase Obligations—Non-cancellable contractual purchase obligations primarily consist of contracts associated with data center hosting providers, software vendors, and payment processors. In June 2026, the Company executed agreements to purchase a total of $845 million of hosting services over three annual periods beginning July 1, 2026, with annual commitments ranging from $248 million to $296 million. There have been no other material changes in the Company’s purchase obligations during the nine months ended September 30, 2026, other than non-cancellable purchase commitments made in the ordinary course of business, primarily related to data center hosting providers, software vendors, and payment processors.
Letters of Credit—The Company has letters of credit in connection with its operating leases which are not reflected in the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. There have been no material changes to the Company’s letters of credit during the nine months ended September 30, 2026.
Legal Proceedings—The Company is and may in the future become involved in various legal matters, including investigations, proceedings, claims, litigation, and other legal matters, such as those described below. The Company intends to defend itself vigorously in all such matters. The Company has and may continue to incur substantial legal fees, which are expensed as incurred.
As of September 30, 2026 and December 31, 2025, the Company accrued for losses related to matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated, certain of which are described in more detail below. The Company considered the progress of these matters, the opinions and views of its legal counsel and outside advisors, its experience and settlements in similar matters, and other factors in arriving at the conclusion that a potential loss was probable. For all other legal matters, the Company cannot determine a reasonable estimate of the maximum possible loss or range of loss given the inherent uncertainty based on the facts and circumstances of such matters at this time. The maximum amount of liability that may ultimately result cannot be predicted with absolute certainty and the ultimate resolution of one or more of these matters, whether in settlements or unfavorable rulings, could ultimately have a material adverse effect on the Company’s business, including its financial condition, operating results, and reputation.
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
Separately, on March 14, 2024, Gentry v. Roblox (the “Gentry matter”) was filed in the United States District Court for the Northern District of California premised on substantially identical allegations as the Colvin matter. On April 18, 2024, the Gentry matter was consolidated with the Colvin matter. Plaintiffs filed a consolidated complaint on April 23, 2024. The consolidated complaint sought monetary damages, including actual, punitive, and statutory damages, restitution, attorneys’ fees and costs, and declaratory and injunctive relief. The Company filed a motion to dismiss the consolidated complaint on May 14, 2024, which the court granted in part and denied in part on September 19, 2024. The court dismissed with prejudice plaintiffs’ fraud-based claims and claims for injunctive relief, but allowed plaintiffs’ claims under California’s Unfair Competition Law and for negligence and unjust enrichment to proceed. On October 30, 2024, the Company filed an answer denying plaintiffs’ claims. On November 20, 2024, the Company filed an Amended Answer, again denying plaintiffs’ claims, and adding cross-claims against virtual casino defendants for intellectual property infringement, violation of the Computer Fraud and Abuse Act, breach of contract, tortious interference, and indemnification, among others. One of the cross-defendants, Based Plate Studios, LLC, moved to dismiss the Company’s claims. On April 16, 2025, the court granted in part and denied in part Based Plate Studios’ motion to dismiss, allowing the Company’s claims against Based Plate Studios for trademark infringement, violation of the California Comprehensive Computer Data Access and Fraud Act, tortious interference with contract, breach of contract, and indemnification to proceed. On June 2, 2025, plaintiffs filed a Second Amended Complaint, adding new defendants and more detailed allegations regarding existing plaintiffs. The Company filed a motion to dismiss portions of the Second Amended Complaint on June 23, 2025. That motion was granted, and certain claims were dismissed as a result. Other claims remain pending and discovery is ongoing.

In recent periods, there has been increased regulatory and litigation focus on areas that impact the Company’s business, including the protection of minors online, privacy, consumer protection, and digital safety overall. As a result, the Company has become subject to regulatory investigations and/or legal proceedings from both regulators and individuals relating to, among other things, claims arising from allegations that the Company has facilitated gambling by users of the Platform, including by minors, that the Platform is unsafe, that the Company has misrepresented the safety of the Platform, that the Company has failed to warn of or misrepresented the risk of encountering bad actors on the Platform, that the Company provides inadequate safety controls on the Platform, that the Platform is addictive, that the terms of use are not enforceable against minors, that the Company unlawfully or unfairly benefits from child labor, that the Company is in violation of child privacy laws and has misrepresented its compliance with such laws, and that the Company has failed to comply with consumer protection laws. Numerous regulators have filed claims, announced the intent to file claims, or commenced investigations against the Company based on various state, federal, or local laws and causes of action primarily relating to youth-related consumer protection, digital safety, and privacy matters. As of October 29, 2026, U.S. states that have filed suit include Arkansas, Florida, Indiana, Iowa, Kentucky, Louisiana, Nebraska, Oklahoma, Tennessee, and Texas. Los Angeles County, California and San Diego County, California have each filed suit as well.
These legal proceedings are still in the early stages of litigation. However, in State of Texas v. Roblox Corp., the Travis County District Court granted in part and denied in part on March 6, 2026 the Company’s motion to dismiss a complaint filed by the State of Texas on November 6, 2025. The complaint asserts claims for violations of the Texas Deceptive Trade Practices Act and Texas’ common nuisance law, alleges that the Company failed to adequately protect children on the Platform, and seeks civil penalties, declaratory and injunctive relief, and attorneys’ fees and costs. The court dismissed Texas’ common nuisance claim but allowed the Deceptive Trade Practices Act claim to proceed. Similarly, in State of Iowa v. Roblox Corp., the Polk County District Court granted in part and denied in part the Company’s motion to dismiss on May 13, 2026. The complaint asserts a claim under the Iowa Consumer Fraud Act. The court’s order dismissed certain factual allegations as non-actionable. In State of Louisiana v. Roblox Corp., the Livingston Parish District Court denied the Company’s dilatory exceptions of vagueness and ambiguity and sustained its exception of no cause of action in part on August 31, 2026. The court dismissed the State’s negligence and unjust enrichment claims, but denied the exception as to the Louisiana Unfair Trade Practices Act claim. In response, the Company filed a supervisory-writ application in the Louisiana First Circuit on October 2, 2026 that is currently pending with the court. In State of Tennessee ex rel. Jonathan Skrmetti v. Roblox Corp., the Williamson County Chancery Court denied the Company’s motion to dismiss on September 17, 2026. The complaint asserts claims under the Tennessee Consumer Protection Act. In The People of the State of California, acting by and through Los Angeles County Counsel v. Roblox Corp., the Los Angeles County Superior Court overruled the Company’s demurrer and denied its anti-SLAPP (Strategic Lawsuits Against Public Participation) motion on September 23, 2026. The court allowed the public-nuisance, false-advertising, and Unfair Competition Law claims to proceed and declined to strike individual factual allegations, but limited the actionable time period for the false-advertising claim.
The Company anticipates filing or has filed motions to dismiss that are currently pending in the remainder of these cases. In addition, in October 2026, the Federal Trade Commission (“FTC”) and the states of Pennsylvania and Utah notified the Company that as part of an ongoing investigation they are considering filing claims based on alleged violations of the Federal Trade Commission Act, the Children’s Online Privacy Protection Act (“COPPA”), and certain state consumer protection laws seeking monetary damages and declaratory and injunctive relief. At this time, the Company is unable to reasonably estimate the loss or range of loss, if any, arising from any of the above-referenced matters.
In addition, the Company has entered into settlement agreements with certain U.S. states, including Alabama, Mississippi, Nevada, South Dakota, West Virginia, and Kansas as of October 29, 2026, and is in negotiations with certain other states and territories regarding similar youth-related consumer protection and digital safety matters. During the three and nine months ended September 30, 2026, the Company accrued $49 million and $140 million of expense, respectively, within general and administrative expense associated with both settlement agreements and settlement discussions that actually occurred, including developments through the date of this filing. The amounts accrued relate to cash payments owed to the states and territories with no future obligating events.
Certain elements of the settlements and/or settlement proposals have not been accrued as of September 30, 2026. These include commitments for public service campaigns, headcount for law enforcement liaisons, costs associated with implementing certain Platform and policy changes, and/or liquidated damages if certain settlement terms are deemed to be breached in the future. Such commitments will be expensed as incurred or in the case of liquidated damages, will be expensed only if a breach is considered probable to occur. Outside of the amounts accrued, the Company currently is unable to reasonably estimate the loss or range of loss, if any, arising from unasserted claims with other jurisdictions given the inherent uncertainty around future settlement discussions, including, but not limited to, structure and amount of settlement terms and the timing of any future Company commitments, as well as the diversity of applicable laws. Additionally, there can be no assurance that any settlement proposals will be accepted by any of the state attorney general and other counterparties with whom the Company is currently in negotiations or may engage with in the future.

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
9. Stockholders’ Equity/(Deficit)
Class A and Class B common stock are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted.
The Company reserved shares of common stock for future issuance as follows (in thousands):

	As of
	September 30, 2026	December 31, 2025
Stock options outstanding	6,834	9,178
Restricted Stock Units (“RSUs”) and Unregistered Restricted Stock Awards (“RSAs”) outstanding	28,452	24,524
Performance Stock Units (“PSUs”) outstanding(1)	2,317	2,719
2020 Equity Incentive Plan	129,481	112,747
2020 Employee Stock Purchase Plan	32,368	26,072
Other awards and warrants outstanding or unreleased	354	342
Total	199,806	175,582
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
The following table summarizes the Company’s share repurchase activity (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2026
Number of Class A common stock shares repurchased and subsequently retired	4.4	12.6
Aggregate repurchase amount	$200	$580
As of September 30, 2026, $2.4 billion remained available under the program authorization.

10. Stock-Based Compensation Expense
Stock-based compensation expense was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Infrastructure and trust & safety	$34	$37	$103	$105
Research and development	205	195	592	561
General and administrative	40	42	118	127
Sales and marketing	19	13	42	38
Total stock-based compensation expense	$298	$287	$855	$831
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding
	Number of Shares Subject to Options (in thousands)	Weighted-Average Exercise Price (per Option)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balances as of December 31, 2025	9,178	$3.64	3.07	$710
Cancelled, forfeited, and expired	(17)	$1.05
Exercised	(2,327)	$3.58
Balances as of September 30, 2026	6,834	$3.67	2.50	$265
RSUs, RSAs, and PSUs
The following table summarizes the Company’s RSU, RSA, and PSU activities, excluding the 2024 CEO PSU Award, which is described in more detail below:

	Unvested RSUs and RSAs Outstanding		Unvested Management PSUs Outstanding(1)
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per Share)	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per Share)
Unvested as of December 31, 2025	24,524	$63.59	1,826	$51.78
Granted	22,383	$53.41	773	$72.52
Vested	(14,563)	$55.01	(581)	$42.30
Cancelled	(3,892)	$62.44	(312)	$52.36
Unvested as of September 30, 2026	28,452	$60.13	1,706	$64.30
(1)Includes PSUs issued to certain members of management (the “Management PSUs”) in each of the years 2023 through 2026 and excludes the 2024 CEO PSU Award, which is described in more detail below. The Management PSUs include awards with financial performance-based targets and market performance-based targets. All PSUs granted are shown at the aggregate maximum number of shares that may be earned and issued with respect to each award over its full term. Stock-based compensation expense recognized related to the Management PSUs was $4 million and $13 million during the three and nine months ended September 30, 2026, respectively, and $10 million and $33 million during the three and nine months ended September 30, 2025, respectively.
Certain PSU and RSU Grants
CEO Long-Term Performance Award
In February 2021, the Leadership Development and Compensation Committee granted a PSU award (the “CEO Long-Term Performance Award”) under the Company’s 2017 Amended and Restated Equity Incentive Plan, which provided the Company’s CEO, Mr. Baszucki, the opportunity to earn a maximum number of 11.5 million shares of Class A common stock. The CEO Long-Term Performance Award would have vested upon the satisfaction of a service condition and achievement of certain Class A common stock price targets over five years. The Leadership Development and Compensation Committee approved the cancellation of the CEO Long-Term Performance Award on March 1, 2024, as further discussed below. The Class A common stock price targets were not achieved and therefore no shares vested under the CEO Long-Term Performance Award prior to its cancellation.

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
The target number of shares under the 2024 CEO PSU Award was 446,534 in aggregate, with 80% of the target number of shares allocated to the cumulative bookings performance measure and 20% of the target number of shares allocated to the cumulative PSU Adjusted EBITDA performance measure. Based on actual performance through the end of the performance period ending on December 31, 2025, a total of 893,068 shares were earned under the 2024 CEO PSU Award, with vesting subject to Mr. Baszucki’s continued service with the Company through the applicable vesting date. In the nine months ended September 30, 2026, 745,711 of those shares vested.
The Company recorded $1 million and $8 million of stock-based compensation expense related to the 2024 CEO PSU Award during the three and nine months ended September 30, 2026, respectively, and $7 million and $22 million during the three and nine months ended September 30, 2025, respectively, within general and administrative expenses.
Under the 2024 CEO Award, Mr. Baszucki was granted 148,844 RSUs which vest quarterly over a three-year service period beginning March 1, 2024, subject to Mr. Baszucki’s continued service with the Company through the applicable vesting date.
Employee Stock Purchase Plan
The Company recorded $8 million and $23 million of stock-based compensation expense related to the 2020 ESPP during the three and nine months ended September 30, 2026, respectively, and $4 million and $10 million during the three and nine months ended September 30, 2025, respectively.

11. Accumulated Other Comprehensive Income/(Loss)
The following table summarizes changes in accumulated other comprehensive income/(loss) by its components for the nine months ended September 30, 2026 (in millions):

	Foreign Currency Translation	Unrealized Gains/(Losses) on Available-For-Sale Debt Securities	Total
Balance as of December 31, 2025	$4	$13	$17
Other comprehensive income/(loss), net of tax, before reclassifications	(1)	(70)	(71)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	—	—	—
Change in accumulated other comprehensive income/(loss), net of tax	(1)	(70)	(71)
Balance as of September 30, 2026	$3	$(57)	$(54)
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
The portion of the JV Notes outstanding to Songhua is reflected in the Company’s condensed consolidated financial statements as long-term debt, net as of September 30, 2026 and within accrued expenses and other current liabilities as of December 31, 2025, at its principal amount, while the portion outstanding to the Company – including any related interest expense – is eliminated upon consolidation. Interest expense related to the JV Notes was not material for any of the periods presented.

13. Income Taxes
The Company is subject to federal and state income tax in the United States, as well as foreign tax jurisdictions in which it conducts business. The Company does not provide for U.S. income taxes or foreign withholding taxes on the undistributed earnings of its profitable foreign subsidiaries because it intends to permanently reinvest such earnings in foreign operations.
The provision for/(benefit from) income taxes for the three and nine months ended September 30, 2026 and 2025 consisted of immaterial federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance on its federal, state, and certain foreign net deferred tax assets as it is not likely that the deferred assets will be utilized. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowance on the Company’s deferred tax assets.
14. Basic and Diluted Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share (in millions, except number of shares which are reflected in thousands and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted net loss per share
Numerator
Consolidated net loss	$(230)	$(258)	$(663)	$(754)
Less: net loss attributable to noncontrolling interest	(3)	(2)	(7)	(5)
Net loss attributable to common stockholders	$(227)	$(256)	$(656)	$(749)
Denominator
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	715,936	697,282	714,815	684,702
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.37)	$(0.92)	$(1.09)
The potential shares of common stock that were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive are as follows (in thousands):

	As of September 30,
	2026	2025
Stock options outstanding	6,834	10,363
RSUs and RSAs outstanding	28,452	28,179
2020 ESPP	2,992	1,043
Other awards(1) and warrants outstanding or unreleased	1,161	1,008
Total	39,439	40,593
(1)Other awards include the actual or hypothetical number of unvested shares earned under the Company’s PSU awards, based on actual performance as of the respective balance sheet date.

15. Reportable Segments
The following represents segment information for the Company’s single operating segment, for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,572	$1,360	$4,483	$3,476
Add (deduct):
Cost of revenue(1)	(318)	(296)	(904)	(757)
Developer exchange fees	(403)	(428)	(1,189)	(1,026)
Adjusted infrastructure expenses(2)	(230)	(204)	(624)	(481)
Adjusted trust & safety expenses(2)	(96)	(72)	(278)	(210)
Personnel costs, excluding stock-based compensation expense and excluding infrastructure and trust & safety personnel costs	(247)	(219)	(747)	(642)
Stock-based compensation expense, excluding infrastructure and trust & safety stock-based compensation expense	(264)	(250)	(752)	(726)
Depreciation and amortization expense	(67)	(55)	(193)	(163)
Other segment items(3)	(225)	(135)	(598)	(338)
Interest income	60	52	174	147
Interest expense	(11)	(10)	(31)	(31)
(Provision for)/benefit from income taxes	(1)	(1)	(4)	(3)
Consolidated net loss	$(230)	$(258)	$(663)	$(754)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC (the “2025 Annual Report”). This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, that involve risks, uncertainties, and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in the sections titled “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and “Special Note Regarding Operating Metrics” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future. Unless the context otherwise requires, all references in this report to “Roblox,” the “Company,” “we,” “our,” “us,” or similar terms refer to Roblox Corporation and its subsidiaries.
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
Consistent with our free to use business model, a small portion of our users have historically been payers. For example, in the three months ended September 30, 2026, of our 138 million average daily active users (“DAUs”), only approximately 1.8 million represented our average daily unique paying users. Similarly, in the three months ended September 30, 2026, our average daily bookings per DAU was $0.13, whereas our average daily bookings per daily unique paying user was $9.98. We believe that maintaining and growing our overall number of users, including the number of users who may not purchase and spend Robux, is important to the success of our business. As a result, we believe that the number of users who choose to purchase and spend Robux will continue to constitute a small portion of our overall users.
We are constantly innovating our safety tools and launching new safeguards to promote a safe and enjoyable environment for our users. As our safety teams continue to innovate and use advancements in technology to help users feel safe on our Platform, we expect to continue to implement Platform policy, product, technology and other changes, including in anticipation of and in response to regulatory requirements and evolving guidance from leading global organizations focused on child and internet safety in the U.S. and abroad. We continue to develop, test, and implement new systems designed to age-check users prior to accessing chat on our Platform. In the first half of 2026, we also launched Roblox Kids and Roblox Select, which are age-based account types designed to provide children and younger teens with age-appropriate games and safety features. Our safety changes have impacted and may continue to impact engagement, retention, revenue, and bookings.
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
Operating Metrics
We manage our business by tracking several operating metrics, including those outlined below. As a management team, we believe each of these operating metrics provides useful information to investors and others. For complete definitions and limitations of these metrics, refer to the section titled “Special Note Regarding Operating Metrics” in this Quarterly Report on Form 10-Q.
Average Daily Active Users (“DAUs”)
We define a DAU as a user who has logged in and visited Roblox through our website or application on a unique registered account on a given calendar day. If a registered, logged-in user visits Roblox more than once within a 24-hour period that spans two calendar days, that user is counted as a DAU only for the first calendar day. We track DAUs as an indicator of the size of the audience engaged on our Platform. We believe that the long-term growth in DAUs reflects the increasing value of our Platform.

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
Below, we also include revenue calculated in accordance with GAAP, the most directly comparable financial measure to bookings.
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
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to bookings, for each of the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of revenue to bookings:
Revenue	$1,572	$1,360	$4,483	$3,476
Add (deduct):
Change in deferred revenue	136	573	534	1,116
Other	(11)	(11)	(32)	(25)
Bookings	$1,697	$1,922	$4,985	$4,567

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
The following table presents a reconciliation of consolidated net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of consolidated net loss to Adjusted EBITDA:
Consolidated net loss	$(230)	$(258)	$(663)	$(754)
Add (deduct):
Interest income	(60)	(52)	(174)	(147)
Interest expense	11	10	31	31
Other (income)/expense, net	(5)	3	(4)	(6)
Provision for/(benefit from) income taxes	1	1	4	3
Depreciation and amortization expense	67	55	193	163
Stock-based compensation expense	298	287	855	831
Legal settlement expenses(1)	49	—	140	—
Other charges	7	—	7	2
Adjusted EBITDA	$138	$46	$389	$122
(1)Includes legal expenses related to settlements and settlement negotiations with certain states and territories regarding youth-related consumer protection and digital safety matters. The Company has determined that these matters arise outside of the ordinary course of business, have limited historical precedent, are unpredictable in their magnitude, scope, and timing, and as a result are distinct from routine expenses incurred in ongoing operations.

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
The following table presents a reconciliation of net cash and cash equivalents provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow, for each of the periods presented (in millions):

	Nine Months Ended September 30,
	2026	2025
Reconciliation of net cash and cash equivalents provided by operating activities to free cash flow:
Net cash and cash equivalents provided by operating activities	$1,342	$1,189
Deduct:
Acquisition of property and equipment	(83)	(143)
Purchases of intangible assets	(5)	(1)
Free cash flow	$1,254	$1,046
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
Personnel costs generally include employee expenses (salaries, benefits, and stock-based compensation expense) and contractor expenses, and are reflected in each expense category, with the exception of cost of revenue and developer exchange fees. In the three and nine months ended September 30, 2026, personnel costs were $579 million and $1,709 million, respectively, and during the three and nine months ended September 30, 2025, were $537 million and $1,564 million, respectively.

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
On January 31, 2022, we reduced the minimum amount of earned Robux required to qualify for the Developer Exchange Program from 100,000 Robux to 50,000 Robux and on January 31, 2023 we further reduced the minimum requirement from 50,000 Robux to 30,000 Robux. We believe these reductions in the minimum amounts required incentivize our creator community, while promoting its long-term growth and health. As of September 30, 2026, over 45,000 creators qualified for and were registered in our Developer Exchange Program.
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
Infrastructure and trust & safety
Infrastructure and trust & safety expenses consist primarily of expenses related to the operation of our data centers and technical infrastructure. These costs include third-party service provider costs, such as cloud computing or other hosting and data storage, facilities-related expenses for our co-located data centers and edge data centers that we lease and operate, and network and bandwidth costs, as well as depreciation and associated support and maintenance costs of our servers and infrastructure equipment. Depreciation and amortization expense related to infrastructure and trust & safety in the three and nine months ended September 30, 2026 was $59 million and $171 million, respectively, and in the three and nine months ended September 30, 2025 was $46 million and $133 million, respectively.

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
Infrastructure and trust & safety expenses also include personnel costs, moderation and customer support related costs, trust & safety-related marketing, and allocated overhead expenses. We have been and expect to continue investing in AI and automation to increase the accuracy and efficiency of our safety moderation and customer support related efforts, which has increased the quality of our safety and civility systems.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue for each period presented (in millions, except number of shares which are reflected in thousands, per share data, and percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Revenue	$1,572	100%	$1,360	100%	$4,483	100%	$3,476	100%
Costs and expenses:
Cost of revenue(1)	318	20	296	22	904	20	757	22
Developer exchange fees	403	26	428	31	1,189	27	1,026	30
Infrastructure and trust & safety	385	24	321	24	1,072	24	824	24
Research and development	435	28	399	29	1,277	28	1,158	33
General and administrative	203	13	145	11	611	14	416	12
Sales and marketing	111	7	67	5	236	5	168	4
Total costs and expenses	1,855	118	1,656	122	5,289	118	4,349	125
Loss from operations	(283)	(18)	(296)	(22)	(806)	(18)	(873)	(25)
Interest income	60	4	52	4	174	4	147	4
Interest expense	(11)	(1)	(10)	(1)	(31)	(1)	(31)	(1)
Other income/(expense), net	5	—	(3)	—	4	—	6	—
Loss before income taxes	(229)	(15)	(257)	(19)	(659)	(15)	(751)	(22)
Provision for/(benefit from) income taxes	1	—	1	—	4	—	3	—
Consolidated net loss	(230)	(15)	(258)	(19)	(663)	(15)	(754)	(22)
Net loss attributable to noncontrolling interest(2)	(3)	—	(2)	—	(7)	—	(5)	—
Net loss attributable to common stockholders	$(227)	(14)%	$(256)	(19)%	$(656)	(15)%	$(749)	(22)%
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)		$(0.37)		$(0.92)		$(1.09)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	715,936		697,282		714,815		684,702
(1)Depreciation of servers and infrastructure equipment included in infrastructure and trust & safety.
(2)Our condensed consolidated financial statements include our majority-owned subsidiary Roblox China Holding Corp. The ownership interest of a minority investor, Songhua River Investment Limited, is recorded as a noncontrolling interest.

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Year-Over-Year	Nine Months Ended September 30,		Year-Over-Year
	2026	2025	% Change	2026	2025	% Change

	(dollars in millions)			(dollars in millions)
Revenue	$1,572	$1,360	16%	$4,483	$3,476	29%
Revenue increased $212 million, or 16%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase is primarily due to higher amortization of prior period deferred revenue. This increase was partially offset by a decrease in revenue recognized from current period bookings driven by a decrease in bookings and a decrease in consumable virtual item-related revenue, which accounted for 10% of virtual item-related revenue during the three months ended September 30, 2026 as compared to 22% in the three months ended September 30, 2025.
The decrease in bookings during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily driven by a lower average number of daily unique paying users during the current period, which decreased to approximately 1.8 million during the three months ended September 30, 2026 from approximately 2.3 million during the three months ended September 30, 2025. The average number of daily unique paying users represents the number of user accounts that made a payment on the Platform, including redemption of prepaid cards for Robux, on an average daily basis during the respective period.
Revenue increased $1,007 million, or 29%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is primarily due to higher amortization of prior period deferred revenue and an increase in revenue recognized from current period bookings. The increase in revenue recognized from current period bookings was driven by an increase in bookings. This increase in revenue was partially offset by a decrease in consumable virtual item-related revenue, which accounted for 10% of virtual item-related revenue during the nine months ended September 30, 2026, as compared to 14% in the nine months ended September 30, 2025.
The increase in bookings during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by a higher average number of daily unique paying users during the current period, which increased to approximately 1.8 million during the nine months ended September 30, 2026 from approximately 1.7 million during the nine months ended September 30, 2025.
Cost of revenue

	Three Months Ended September 30,		Year-Over-Year	Nine Months Ended September 30,		Year-Over-Year
	2026	2025	% Change	2026	2025	% Change

	(dollars in millions)			(dollars in millions)
Cost of revenue	$318	$296	7%	$904	$757	19%
Cost of revenue increased $22 million, or 7%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase is primarily due to an increase of $19 million in expense associated with payment processing fees, largely from higher amortization of prior period payment processing fees. Additionally, the increase in cost of revenue was supplemented by higher prepaid card printing costs. The increase in cost of revenue was partially offset by a decrease in current period payment processing fees driven by the related decline in bookings, a decrease in consumable virtual item-related revenue as the related payment processing fees are expensed over the same period as the respective revenue, and a mix shift toward payment processors with lower payment processing fees.
Cost of revenue increased $147 million, or 19%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is primarily due to an increase of $154 million in expense for payment processing fees, largely from higher amortization of prior period payment processing fees, and an increase in expense associated with current period payment processing fees driven by the related growth in bookings. Additionally, the increase in cost of revenue was supplemented by higher prepaid card printing costs. The increase in cost of revenue was partially offset by the aforementioned decrease in consumable virtual item-related revenue, as the payment processing fees are expensed over the same period as the respective revenue, and by a mix shift toward payment processors with lower payment processing fees.

Developer exchange fees

	Three Months Ended September 30,		Year-Over-Year	Nine Months Ended September 30,		Year-Over-Year
	2026	2025	% Change	2026	2025	% Change

	(dollars in millions)			(dollars in millions)
Developer exchange fees	$403	$428	(6)%	$1,189	$1,026	16%
Developer exchange fees decreased $25 million, or 6%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease is primarily driven by a decrease in amounts earned by creators due to the decline in bookings over the same period. The decrease was partially offset by an 8.5% increase in the amount creators in our Developer Exchange Program can receive in fiat currency based on earned Robux accumulated, from September 5, 2025 onwards, and by the increase in the Developer Exchange rate for eligible in-game spend generated by age-checked U.S. users 18 or older beginning June 8, 2026.
Developer exchange fees increased $163 million, or 16%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is primarily driven by an increase in amounts earned by creators due to the growth in bookings over the same period. The growth in developer exchange fees exceeded the growth in bookings, primarily driven by the aforementioned 8.5% increase in the amount creators in our Developer Exchange Program can receive in fiat currency based on earned Robux accumulated and the launch of Creator Rewards in July 2025.
Infrastructure and trust & safety

	Three Months Ended September 30,		Year-Over-Year	Nine Months Ended September 30,		Year-Over-Year
	2026	2025	% Change	2026	2025	% Change

	(dollars in millions)			(dollars in millions)
Infrastructure and trust & safety	$385	$321	20%	$1,072	$824	30%
Infrastructure and trust & safety expenses increased $64 million, or 20%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase is primarily driven by an increase of $47 million related to data center and technical infrastructure expenses (including depreciation and amortization) and hosting costs associated with providing the Platform to our users. The increase was supplemented by an increase of $7 million in trust & safety-related marketing expenses and an increase of $4 million in moderation and customer support related costs.
Infrastructure and trust & safety expenses increased $248 million, or 30%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is primarily due to an increase of $189 million related to data center and technical infrastructure expenses (including depreciation and amortization) associated with providing the Platform to our users. The increase was supplemented by an increase of $26 million in trust & safety-related marketing expenses and an increase of $7 million in moderation and customer support related costs. Additionally, personnel costs increased by $14 million, primarily due to an increase in headcount.
Research and development

	Three Months Ended September 30,		Year-Over-Year	Nine Months Ended September 30,		Year-Over-Year
	2026	2025	% Change	2026	2025	% Change

	(dollars in millions)			(dollars in millions)
Research and development	$435	$399	9%	$1,277	$1,158	10%
Research and development expenses increased $36 million, or 9%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase is primarily due to an increase of $28 million in personnel costs, primarily due to growth in headcount supporting our engineering, design, and product teams.
Research and development expenses increased $119 million, or 10%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is primarily due to an increase of $110 million in personnel costs, which includes an increase of $31 million in stock-based compensation expense, primarily due to growth in headcount supporting our engineering, design, and product teams.

General and administrative

	Three Months Ended September 30,		Year-Over-Year	Nine Months Ended September 30,		Year-Over-Year
	2026	2025	% Change	2026	2025	% Change

	(dollars in millions)			(dollars in millions)
General and administrative	$203	$145	40%	$611	$416	47%
General and administrative expenses increased $58 million, or 40%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase is primarily due to $49 million in legal settlement accruals related to settlements and settlement negotiations with various states and territories regarding youth-related consumer protection and digital safety matters. The increase also includes an increase of $4 million in professional services, primarily from legal fees associated with ongoing litigation and investigations.
General and administrative expenses increased $195 million, or 47%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is primarily due to $140 million in legal settlement accruals related to settlements and settlement negotiations with various states and territories regarding youth-related consumer protection and digital safety matters. The increase also includes an increase of $37 million in professional services, primarily from legal fees associated with ongoing litigation and investigations, and an increase of $7 million in personnel costs, primarily due to growth in headcount.
Sales and marketing

	Three Months Ended September 30,		Year-Over-Year	Nine Months Ended September 30,		Year-Over-Year
	2026	2025	% Change	2026	2025	% Change

	(dollars in millions)			(dollars in millions)
Sales and marketing	$111	$67	66%	$236	$168	40%
Sales and marketing expenses increased $44 million, or 66%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase is primarily due to an increase of $31 million in advertising and promotional expenses, and an increase of $9 million in personnel costs, primarily due to growth in headcount.
Sales and marketing expenses increased $68 million, or 40%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is primarily due to an increase of $48 million in advertising and promotional expenses, and an increase of $14 million in personnel costs, primarily due to growth in headcount.
Interest income, interest expense, other income/(expense), net, and provision for/(benefit from) income taxes

	Three Months Ended September 30,		Year-Over-Year	Nine Months Ended September 30,		Year-Over-Year
	2026	2025	% Change	2026	2025	% Change

	(dollars in millions)			(dollars in millions)
Interest income	$60	$52	15%	$174	$147	18%
Interest expense	$(11)	$(10)	10%	$(31)	$(31)	0%
Other income/(expense), net	$5	$(3)	NM	$4	$6	(33)%
Provision for/(benefit from) income taxes	$1	$1	0%	$4	$3	33%
Interest income increased $8 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and increased $27 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase for both periods was primarily due to higher average investments in debt securities, partially offset by lower average interest rates.
Other income/(expense), net, interest expense, and provision for/(benefit from) income taxes were relatively flat (in terms of amount) for the three and nine months ended September 30, 2026 compared to the same periods of the prior year.

Liquidity and Capital Resources
As of September 30, 2026 and December 31, 2025, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments of $6.2 billion and $5.5 billion, respectively, which were primarily held for working capital purposes, capital expenditures, share repurchases, and acquisitions. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
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
The 2030 Notes are unsecured obligations and the Indenture contains covenants limiting the Company and its subsidiaries’ ability to: (i) create certain liens and enter into sale and lease-back transactions; (ii) create, assume, incur, or guarantee indebtedness; or (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of the Company and its subsidiaries’ assets to another person, all of which are limited to amounts not to exceed the greater of $4.0 billion and 3.5x “Consolidated EBITDA” (as defined in the Indenture and referred to as “Covenant Adjusted EBITDA” throughout this section). Noncompliance with these covenants may result in the acceleration of repayment of the 2030 Notes and any accrued and unpaid interest.
Accordingly, we present Covenant Adjusted EBITDA calculated in accordance with “Consolidated EBITDA” as that term is defined in the Indenture, which is not calculated in accordance with GAAP and may not conform to the calculation of Adjusted EBITDA by other companies. Covenant Adjusted EBITDA should not be considered as a substitute for a measure of our financial performance or other liquidity measures prepared in accordance with GAAP and is also not indicative of income or loss calculated in accordance with GAAP. Management believes that this calculation is useful to investors for purposes of analyzing our compliance with certain covenants specified in the Indenture.
The following table presents the calculation of Covenant Adjusted EBITDA in accordance with the terms of the Indenture, for each of the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Calculation of Covenant Adjusted EBITDA:
Consolidated net loss	$(230)	$(258)	$(663)	$(754)
Add (deduct):
Interest income	(60)	(52)	(174)	(147)
Interest expense	11	10	31	31
Other (income)/expense, net	(5)	3	(4)	(6)
Provision for/(benefit from) income taxes	1	1	4	3
Depreciation and amortization expense	67	55	193	163
Stock-based compensation expense	298	287	855	831
Legal settlement expenses(1)	49	—	140	—
Other charges	7	—	7	2
Change in deferred revenue	136	573	534	1,116
Change in deferred cost of revenue	—	(115)	(23)	(210)
Covenant Adjusted EBITDA	$274	$504	$900	$1,029
(1)Includes legal expenses related to settlements and settlement negotiations with certain states and territories regarding youth-related consumer protection and digital safety matters. The Company has determined that these matters arise outside of the ordinary course of business, have limited historical precedent, are unpredictable in their magnitude, scope, and timing, and as a result are distinct from routine expenses incurred in ongoing operations.

As of September 30, 2026, contractual obligations related to the 2030 Notes are remaining payments of $19 million in 2026, $39 million each year from 2027 through 2029, and $1.0 billion due in 2030. These amounts represent principal and interest cash payments over the term of the 2030 Notes based on the stated maturity date. Any future redemption of the 2030 Notes could impact the amount or timing of our cash payments. For more information regarding the 2030 Notes, refer to Note 7, “Debt” to the notes to condensed consolidated financial statements.
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
In May 2026, our Board of Directors authorized a share repurchase program for up to $3.0 billion of our Class A common stock. During the three and nine months ended September 30, 2026, we repurchased and subsequently retired 4.4 million and 12.6 million shares of our Class A common stock, respectively, for an aggregate amount of $200 million and $580 million, respectively. Although we intend to repurchase up to $1.0 billion over the first 12 months of the program, the ultimate timing, manner, price, and amount of any repurchases will be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. The program may also be suspended or discontinued at any time, and does not obligate us to repurchase any amount of Class A common stock. Refer to Note 9, “Stockholders’ Equity/(Deficit)” in the notes to condensed consolidated financial statements, and “Purchases of Equity Securities by the Issuer and Affiliated Purchasers” included in Part II, Item 2 of this Quarterly Report on Form 10-Q for further details.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in millions):

	Nine Months Ended September 30,
	2026	2025
Condensed Consolidated Statements of Cash Flow Data:
Net cash and cash equivalents provided by operating activities	$1,342	$1,189
Net cash and cash equivalents used in investing activities	$(923)	$(973)
Net cash and cash equivalents provided by (used in) financing activities	$(531)	$85
Operating activities
Our largest source of operating cash is cash collection from sales of Robux and monthly subscriptions. Our primary uses of net cash and cash equivalents for operating activities are for payment processing fees, personnel-related expenses, data center and infrastructure-related operations, developer exchange fees, and other operating expenses.

During the nine months ended September 30, 2026, net cash and cash equivalents provided by operating activities was $1,342 million, which consisted of consolidated net loss of $663 million, adjusted by non-cash charges of $1,102 million and net cash inflows from the change in net operating assets and liabilities of $903 million. The non-cash charges were primarily comprised of stock-based compensation expense of $855 million and depreciation and amortization expense of $193 million. The net cash and cash equivalents inflow from the change in our net operating assets and liabilities was primarily due to a $533 million increase in deferred revenue, primarily due to bookings generated in the current period, and a $410 million decrease in accounts receivable due to the timing of collection of prior period bookings. The overall increase was partially offset by a $52 million decrease in our developer exchange liability, primarily driven by the timing of payments, and a $109 million decrease in our operating lease liabilities, driven by lease payments.
Investing activities
During the nine months ended September 30, 2026, net cash and cash equivalents used in investing activities was $923 million, primarily consisting of $833 million of investment purchases – net of sales and maturities, and capital expenditures of $83 million.
Financing activities
During the nine months ended September 30, 2026, net cash and cash equivalents used in financing activities was $531 million, driven by settled repurchases of common stock of $576 million, partially offset by proceeds from the exercise of stock options and purchase of shares under our employee stock purchase plan of $45 million.
Off-Balance Sheet Arrangements
We have letters of credit primarily in connection with our office facilities in San Mateo, California and data center facilities in Ashburn, Virginia as of September 30, 2026, as well as data center facilities in Chicago, Illinois as of December 31, 2025, which are not reflected in our respective condensed consolidated balance sheets. There have been no material changes to our letters of credit during the nine months ended September 30, 2026. We did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
Contractual commitments include obligations under operating leases for office facilities and data center operations. There have been no material changes to the nature of our operating lease commitments during the nine months ended September 30, 2026, except for lease commitments primarily related to office facilities and space for data center operations in the ordinary course of business.
Other purchase obligations primarily consist of non-cancellable obligations with our data center hosting providers, software vendors, and payment processors. There have been no material changes in our purchase obligations during the nine months ended September 30, 2026, other than for non-cancellable obligations primarily related to data center hosting providers, software vendors, and payment processors in the ordinary course of business. Refer to Note 8, “Commitments and Contingencies” in the notes to condensed consolidated financial statements for additional information regarding our contractual commitments.
See our 2025 Annual Report for additional information regarding our contractual commitments.

Contingencies
We are and, from time to time may in the future become, involved in legal proceedings, claims, and litigation. Discussion of legal matters and contingencies can be referred to under Note 8, “Commitments and Contingencies – Legal Proceedings” to the condensed consolidated financial statements.
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
Interest Rate Risk
As of September 30, 2026, our cash equivalents, short-term investments, and long-term investments primarily consist of debt securities, including corporate debt securities, commercial paper, money market funds, U.S. Treasury securities, and U.S. agency securities. Our debt securities are subject to market risk due to changes in prevailing interest rates that may cause their fair values to fluctuate in the future. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our debt securities of approximately $62 million as of September 30, 2026. Such losses would only be realized if we sold the investments prior to maturity.
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
Foreign Currency Exchange and Inflation Risk
During the nine months ended September 30, 2026, there were no significant changes to our quantitative and qualitative disclosures about foreign currency exchange risk or inflation risk. For more information, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” set forth in our 2025 Annual Report.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
This information is set forth under Note 8, “Commitments and Contingencies – Legal Proceedings” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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
•We are subject to numerous legal proceedings that are costly and time consuming to defend and could harm our business, financial condition, or results of operations.
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
•Security compromises of our Platform, our private information, and our users’ private information could disrupt our internal operations, harm public perception of our Platform, and lead to regulatory fines, which could cause our business and reputation to suffer..
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
We have incurred net losses since our inception, and we expect to continue to incur net losses in the foreseeable future. We incurred net losses attributable to common stockholders of $1,065 million, $935 million, and $1,152 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of September 30, 2026, we had an accumulated deficit of $5,717 million. We also expect our operating expenses to continue to increase, and if our growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability. We expect our costs and investments to continue to increase in future periods as we intend to continue to make investments to grow our business. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
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
As a global platform, we are subject to a myriad of laws and regulations that affect our business, including but not limited to, laws and regulations regarding digital gaming, user-generated content, digital safety, privacy, AI, digital platform liability, social media platforms, content moderation, intellectual property ownership and infringement, consumer protection, protection of minors, anti-competition, taxation, labor, real estate, export and national security, requirements related to the use of parental consent, biometrics, cybersecurity, privacy, data protection, and data localization, the use of prepaid cards, subscriptions, advertising, electronic marketing, illegal content, escheatment, tariffs, anti-corruption, campaign finance, gambling, loot boxes, ratings, telecommunications, and payments regulation, all of which are continuously evolving and developing. In recent periods, there has been increased regulatory scrutiny, investigations, and litigation on areas that impact our business including the protection of minors online, privacy, consumer protection, addictive design, and digital safety overall. The scope and interpretation of laws, regulations, and other requirements that are or may be applicable to us are often uncertain and may differ or conflict from jurisdiction to jurisdiction. We have policies and procedures designed to promote compliance with applicable laws and regulations, but we cannot assure you that authorities will not assert or determine that our practices violate such laws and regulations.

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
We are subject to global laws and regulations that address digital safety, content moderation, and online platforms with social features. For example, the United Kingdom’s (“U.K.”) Online Safety Act (“OSA”) introduced, among other things, duties to protect children and other users online, complete risk assessments, remove illegal content, and address content harmful to children. On July 10, 2026, we were designated as a Category 1 and 2B Service under the OSA by the Office of Communications, or Ofcom, which imposes additional compliance requirements on us, including publishing a summary of our risk assessments. Noncompliance with the OSA could lead to investigations and other proceedings, substantial fines of up to £18 million or 10% of the prior year’s global revenues, as well as the imposition of product requirements and other measures that could restrict access to the Platform. The EU’s Digital Services Act (“DSA”) imposes content moderation obligations, notice and transparency obligations, protection of minors obligations, advertising restrictions, and other requirements on digital platforms to protect consumers and their rights online. Guidelines for the DSA’s requirements specific to children include, among other matters, age assurance measures, default settings obligations and various other aspects of product design and function, risk assessment obligations, measures to improve moderation and reporting tools, and requirements for parental control tools. Allegations of noncompliance with the DSA can and have led to investigations and other proceedings, such as the Roblox investigation announced in January 2026 by the Netherlands. The DSA imposes significant penalties for noncompliance including fines of up to 6% of annual global revenues, in addition to the ability of civil society organizations and non-governmental organizations to commence class action lawsuits where permitted under applicable law. In addition, a digital platform that reaches at least 45 million monthly active users in the EU may be designated by the European Commission as a Very Large Online Platform (“VLOP”) under the DSA. On August 31, 2026, the European Commission designated Roblox as a VLOP, which subjects us to additional rules and compliance obligations, including but not limited to, submitting to an annual audit of our DSA compliance, undertaking assessments of systemic risks and mitigating them, and providing researchers access to data. These additional obligations will become applicable to Roblox starting January 1, 2027. Brazil’s Digital Statute for Children and Adolescents took effect in March 2026 and includes a number of obligations around default settings, parental controls, transparency, risk assessments, advertisement, localization, and harm prevention. Indonesia has also introduced a series of children’s online safety requirements for digital platforms, with a particular emphasis on the protection of minors, harmful content, addictive design, consumer risks, and contact with unknown persons. Starting March 2026, Indonesia began requiring platforms considered to be high-risk for minors, including Roblox, to implement product changes to lower platform risks or deactivate accounts for children under 16 and submit risk assessments. Australia’s Online Safety Act of 2021 (“AU OSA”) also includes a number of content and product design requirements. Pursuant to the AU OSA, we entered into an enforceable undertaking with Australia’s eSafety Commissioner in August 2026 pursuant to which we agreed to, among other things, implement more stringent child safety controls and an external audit of our compliance. We expect such laws and regulations to continue to evolve over time. As our user base in key jurisdictions continues to grow, we expect to be subject to more stringent compliance obligations and increased costs, including annual independent audits, mandatory risk assessments of online safety risks (such as illegal content and negative effects on minors), increased transparency requirements, increased content takedown demands, and potentially additional supervisory fees.
In addition to these international laws and regulations, we are subject to U.S. federal and state regulation of digital services accessed and used by children, which vary significantly. Further, states such as Utah, Louisiana, Alabama, and Texas have enacted restrictions, including requiring, among other product changes, parental consent for minors to download applications such as Roblox and/or purchase digital items; age assurance for feature access; and restrictions on spending, communications with strangers, and/or personalized recommendations. Additional states and the federal government are continuing to consider similar or more restrictive proposals. Pending the outcome of relevant constitutional challenges, these additional restrictions may have an adverse impact on our revenue and bookings.
There are also evolving laws and regulations relating to social media. For example, Australia has implemented a ban on social media for children under 16. Similar discussions and legislative efforts are ongoing around the world related to restricting minors’ access to social media platforms, including across Europe and Asia, with a particular emphasis on restricting access to features that may be considered addictive or harmful to minors, with certain legislation and regulation addressing these matters having been enacted. Depending on the scope of covered services, laws and regulations such as these may affect how we configure and present our Platform or our ability to offer our Platform to certain demographics entirely, which may in turn have an adverse impact on our bookings and revenue.
In the U.S. and abroad there are ongoing discussions and legislative and executive efforts to remove or restrict the protections from liability for third-party content found under Section 230 of the Communications Decency Act (“CDA”) and similar laws and regulations in other jurisdictions. For example, in May 2026, Brazil passed the Platform Liability Decree, creating platform liability for third-party content in certain instances. As a result, platforms that host third-party content like Roblox are subject to presumptive civil liability in Brazil for certain categories of content, as well as to new regulatory requirements around localization, content moderation, transparency, risk assessment and management, and customer support.

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
Our efforts to comply with these evolving laws and regulations, as well as uncertainty over their scope and interpretation, have led to, and will continue to lead to, increased operational costs for us, have exposed and will continue to expose us to litigation, fines, or other injunctive and monetary penalties, and harm our brand and reputation if we are, or are alleged to be, unable to comply. To comply with these regulations, in certain jurisdictions and for subsets of our users, we have been required to and could in the future be required to modify or remove certain content on our Platform, change the default settings of our Platform, including for specific account types, modify, restrict access to, or disable certain features or tools on our Platform, including communication features, change our business model for specific jurisdictions or subsets of our users, and take on more onerous obligations, including, but not limited to, applying for government-issued licenses to operate our Platform or offer certain content, establishing a local presence, implementing specified age rating systems, developing localized product offerings and practices, storing user information on servers in a jurisdiction within which users are located, and developing local education initiatives. In addition, certain government authorities have restricted access to or blocked our Platform entirely. These requirements may impact user engagement, the functionality and effectiveness of our Platform, our ability to operate across demographics and geographies, our creators’ ability to monetize their games in some jurisdictions, and reduce the overall use or demand for our Platform, which would harm our business, financial condition, and results of operations. We expect the costs of compliance with, and other burdens imposed by, these laws, regulations, standards, and obligations, to continue to increase and the costs could become prohibitively expensive. Required product or Platform changes may also make our Platform less attractive for or restrict availability to younger users and harm our business, financial condition, and results of operations. We are partnering with the International Age Rating Coalition to facilitate age and content rating assignments for our games by rating authorities from various countries and regions. As we further develop our game rating systems, ratings-based restrictions limiting access to specific content due to factors such as age or region may make our Platform less attractive and harm our business, financial condition, and results of operations. Moreover, the adoption of any laws or regulations adversely affecting the growth, popularity, or use of the internet, including laws impacting internet neutrality, could decrease the demand for our Platform and/or increase our operating costs.
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
We invest significant technical and human resources to proactively identify inappropriate content and activity on our Platform, including leveraging text-filtering, voice moderation, content moderation, and other automated systems powered by AI. We provide our users with the ability to report activity that they find objectionable or which they believe violates our terms of use or Community Standards, and also provide customizable controls for parents and caregivers to restrict children’s access to games and communication features. In the first half of 2026, we also launched Roblox Kids and Roblox Select, which are age-based account types designed to provide children and younger teens with age-appropriate games and safety features. We work closely with regulators, authorities, and safety groups in many countries to promptly report illegal content, and also partner with leading global organizations and members of our community for continued input on the safety features of our Platform.
Notwithstanding our efforts and significant investment, bad actors have and may continue to circumvent our moderation and safety systems by engaging in activities including, but not limited to, uploading or generating inappropriate content, bypassing our text-filtering and chat moderation systems, creating inappropriate environments or content in otherwise non-violative games by engaging in offensive behavior, or directing users off-Platform to less moderated third-party platforms to engage in inappropriate behavior. The occurrence of these activities can and has led to reputational harm, regulatory scrutiny, and legal actions, which could adversely affect our business and financial results. Such activities have and will continue to evolve in their complexity as bad actors become more sophisticated, including through the use of AI, which will require us to continue investing significant technical and human resources.
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
Beginning in January 2026, we implemented mandatory age-check systems in all chat-enabled regions designed to check a user’s age prior to accessing chat on our Platform. Notwithstanding our efforts, from time to time users have been able to evade our systems and our age-check methodology has misclassified a user’s age. Evasion of our systems, misrepresentations of user age, or inaccuracies with our age-checking technology or policies have led to and may continue to lead to users being exposed to inappropriate content or behavior by participating in games that are not age-appropriate or gaining access to features we have restricted to older users. We have experienced negative media coverage related to content that may be age-inappropriate but younger users have accessed, and inaccuracies with our age-checking technology. In addition, as more of our brand partners and creators offer physical products for sale through our Platform, younger users may be able to purchase products that may not be age-appropriate. Unintentional access to content or physical products could cause harm to our audience and to our reputation of providing a safe environment for younger users.

In addition, we have statutory obligations under U.S. federal law to block access to and remove child pornography and report apparent offenses to the National Center for Missing and Exploited Children. In the U.K. and Australia, among other jurisdictions, we have additional obligations regarding content relating to child sexual abuse and exploitation (“CSEA”) on our Platform, including preventing individuals from encountering CSEA content, swiftly taking down such content if we are made aware of it, and reporting detected CSEA content to the relevant authorities. While we have dedicated technology and trained human moderator staff that can detect and remove sexual content involving children, there have been instances where such content has been uploaded, and any unintentional future noncompliance by us or allegations of noncompliance by us with respect to applicable domestic and international laws and regulations relating to child pornography and the sexual exploitation of children could significantly harm our reputation, create liability, and be costly and time consuming to address or defend. We expect laws and regulations relating to CSEA content to continue to evolve over time and we expect to be subject to increased scrutiny as a result.
We believe that maintaining, protecting, and enhancing our reputation and brand is critical to grow the number of creators and users on our Platform, especially given the safe and civil atmosphere that we strive to achieve for our users, many of whom are children. Maintaining, protecting, and enhancing our brand will depend largely on our ability to continue to provide reliable high-quality, engaging, and shared content on our Platform. If users or creators do not perceive our Platform to be reliable or of high quality, the value of our brand could diminish, thereby decreasing the attractiveness of our Platform. Further, we have faced and are currently defending against claims by private parties as well as regulators such as state attorneys general alleging that our Platform has been used by criminal offenders to identify and communicate with children and to possibly entice them to interact off-Platform, outside of the restrictions of our moderated chat, content blockers, and other on-Platform safety measures. While we devote considerable resources to prevent this from occurring, we are unable to prevent all such interactions from taking place. We have also received and expect to continue to receive a high degree of media coverage alleging the use of our Platform for illicit or objectionable ends. For example, we have experienced negative media publicity from traditional media sources and self-described short seller investors related to the age of some of our creators, the content that creators produce, our operating metrics and disclosures, the strength of our moderation practices, and the conduct of users on our Platform that may be deemed illicit, explicit, profane, or otherwise objectionable. Additional unfavorable publicity has covered, and may in the future cover, our privacy, cybersecurity or data protection practices, terms of use, including our advertising policies, product changes, product quality, litigation or regulatory activity, our trust and safety efforts, accusations that certain of our trust and safety efforts favor certain viewpoints or suppress freedom of expression, our use of and policies regarding generative AI, and the actions of our users and creators.
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
For the three months ended September 30, 2026, 24% of our revenue was attributable to Robux sales through the Apple App Store and 15% of our revenue was attributable to Robux sales through the Google Play Store. Because of the significant use of our Platform on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware. We are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various software application stores that make our application and games available to our creators and users. These policies and terms of service govern the availability, promotion, distribution, content, and operation of applications and games on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our Platform and those changes may be unfavorable to us and our creators’ and users’ use of our Platform. If an operating system provider or application store limits or discontinues access to, or changes the terms governing, its operating system or store for any reason, it could adversely affect our business, financial condition, or results of operations.

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
We rely on third-party distribution channels and third-party payment processors to facilitate purchases by our Platform users and payments to creators. If we are unable to maintain a good relationship with such providers, if their terms and conditions change, or if we fail to process or ensure the safety of payments, our business will suffer.
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
In addition to purchases made on our Platform, payments to our creators are processed by third-party financial services providers. Information related to those purchases and payments (e.g., debit and credit card numbers and expiration dates, personal information, including tax identification number, bank account information, and billing addresses) is disclosed to the third-party online platforms and service providers. We do not have control over the security measures of those providers, and their security measures may not be adequate. We could be exposed to litigation, possible liability, and/or regulatory notification obligations if our users’ or creators’ transaction information is compromised, which could harm our reputation and our ability to attract users and may materially adversely affect our business.
We also rely on the stability of such distribution channels and their payment transmissions, and third-party payment processors for the continued payment services provided to our users and creators. If any of these providers fail to process or ensure the security of users’ payments for any reason, our reputation may be damaged and we may lose our paying users, creators may lose interest in our Developer Exchange Program or other creator payment programs we may introduce in the future, such as Roblox Wallet, creators may be discouraged from creating on our Platform, and users may be discouraged from making purchases on our Platform. The occurrence of these and other factors could materially and adversely affect our business, financial condition, and prospects.
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

We are subject to numerous legal proceedings that are costly and time consuming to defend and could harm our business, financial condition, or results of operations.
We are subject to numerous legal proceedings and expect to continue to be the target of litigation and regulatory scrutiny globally. The legal proceedings have involved or could involve claims by private parties as well as regulators, including state attorneys general and federal agencies, that arise in the ordinary course of business, including intellectual property, privacy, biometrics, cybersecurity, data protection, consumer protection, product liability, addictive design, false and misleading advertising, employment, class action, fiduciary duty and governance matters, whistleblower, contract, securities, tort, the civil provisions of the Racketeer Influenced and Corrupt Organizations Act, human trafficking, unfair competition, the False Claims Act, unclaimed property, the use of generative AI, and our reincorporation from Delaware to Nevada that was completed in May 2025. We are and may continue to be subject to legal proceedings asserting claims arising from allegations that we have facilitated gambling by users of our Platform, including by minors, that our Platform is unsafe, that we have misrepresented the safety of our Platform, that we have failed to warn of or misrepresented the risk of encountering bad actors on our Platform, that we provide inadequate safety controls on our Platform, that our Platform is addictive, that our terms of use are not enforceable against minors, that we unlawfully or unfairly benefit from child labor, that we are in violation of child privacy laws and have misrepresented our compliance with such laws, that we have failed to comply with consumer protection laws, that we have misrepresented information about our user base, that we have engaged in copyright infringement and/or other violations of intellectual property laws, that we have engaged in unlawful employment practices, and suits related to our refund policies. A number of cases have been filed in federal or state court against us alleging that our Platform design, moderation systems, and safety safeguards have been insufficient to protect minor users from predatory behavior and sexual exploitation and asserting various claims including negligence, design defect, failure to warn, and fraudulent or negligent misrepresentation. Additional cases have been filed in federal or state court against us related to allegations of addictive design. We have been and may continue to be subject to legal proceedings asserting claims on behalf of stockholders related to allegations that discussions of our growth prospects have been misleading and unsustainable due to concerns related to safety, our implementation of parental controls, age-check systems, other trust and safety efforts, and the impact of viral content, as well as claims that our leadership has engaged in insider trading. Numerous regulators, including state attorneys general and the FTC, have commenced investigations, filed claims, or announced the intent to commence investigations or file claims against us based on various state, federal, or local laws and causes of action primarily relating to youth-related consumer protection, digital safety, and privacy matters. We have entered into settlement agreements and are in negotiations or considering entering into settlement negotiations in certain of these matters. For a more detailed description of certain of such legal matters, see Note 8, “Commitments and Contingencies – Legal Proceedings” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Any such legal proceedings, claims, investigations, or other proceedings have been and in the future may be time consuming, divert management’s attention and resources, cause us to incur material expenses or liability, or require us to change our business practices. The expenses related to such legal proceedings, claims, investigations, or other proceedings and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of legal proceedings, claims, investigations, or other proceedings, we expect to, from time to time, settle disputes, even where we have meritorious claims or defenses, by entering into settlement agreements, such as those referenced above. Any of the foregoing could materially adversely affect our business, including our financial condition, results of operations, and reputation.
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
•changes designed to make our Platform safer for all of our users;
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
In addition, our strategy seeks to expand the demographic makeup of our user base. If and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in DAUs will need to come from other demographic cohorts, which may be difficult, costly, or time consuming for us to achieve. As we are better able to estimate the demographic makeup of our user base, our product and growth strategies may need to evolve. We continue to expand safety initiatives on our Platform, and such initiatives have impacted and may continue to impact our business in any given period, including overall user engagement, the potential popularity and virality of content, and our financial performance. Although we continue to believe that increasing safety on our Platform is a long-term strategic advantage, there can be no guarantee that our current and future safety efforts will not materially harm our business in the long term. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies, and we may not be able to achieve our goal of capturing 10% of the global gaming content market. Fluctuations or declines in the growth rate of any of our key metrics, such as DAUs or hours engaged, could significantly harm our financial performance.
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
Our Platform relies on our creators to create games and virtual items on our Platform for our users, and we believe the interactions between and within the creator and user communities on our Platform create a thriving and organic ecosystem. To facilitate and incentivize the creation of games and virtual items by creators, our Platform offers creators an opportunity to accumulate Robux, a virtual currency on our Platform, which, as described in our terms of use, is a license to engage in games and/or obtain virtual items. When virtual items are acquired on our Platform, the originating creator accumulates a portion of the Robux paid for the item. Creators are currently paid fiat currency based on the amount of earned Robux they have accumulated under certain conditions outlined in our Developer Exchange Program. As we shift to Roblox Wallet in the future, eligible creators will be able to opt into receiving their revenue share in fiat currency directly instead of accumulating and exchanging Robux earned through our Developer Exchange Program. In addition, we have paid access games where creators can offer access to their games to users for a set price in fiat currency and in exchange earn a higher revenue share of these user purchases.
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

We compete to attract and retain creators with gaming and metaverse platforms such as Epic Games, Unity, Meta Platforms, Valve, and Google, which also give creators the ability to create or distribute interactive content, and we expect competition to continue to increase in the future. We generally do not have any agreements with our creators that require them to continue to use our Platform for any time period. Some of our creators have developed attractive businesses in developing content, including games, on our Platform. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages, such as larger sales and marketing budgets and resources; broader and more established relationships with our target demographics; greater resources to make acquisitions and enter into strategic partnerships; lower labor and research and development costs; larger and more mature intellectual property portfolios; and substantially greater financial, technical, and other resources. We continue to update our Platform and policies in an effort to increase creator earnings to further incentivize them to build on our Platform, but there can be no guarantee that these efforts will be successful. If we are unable to continue attracting and retaining creators and they elect to develop content on other platforms, this could result in an overall reduction in the quantity and quality of our content, make our Platform less appealing for creators, and harm our results of operations.
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
•our paying users stop interacting with our Platform and purchasing Robux as they increase in age; and
•our paying users reduce their spend on our Platform due to reasons such as the need to reduce household expenses or the perception that competitive services provide better value.
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
The techniques used by malicious actors to obtain unauthorized access to, or to sabotage, our systems or networks, or to utilize our systems maliciously, are constantly evolving and generally are not identified as a threat vector until launched against a target. Threat actors are also increasingly leveraging AI, including agentic AI systems, to conduct reconnaissance, identify and exploit vulnerabilities, craft highly personalized social engineering attacks, and adapt their methods in real time without human intervention. These AI-driven techniques may enable attackers to operate at a speed, scale, and degree of sophistication that outpaces our ability to detect and respond to threats. In addition to actions by individuals, such attacks could also potentially be launched by nation states, state-sponsored bad actors, or other well-funded and highly sophisticated individuals. Despite the measures we have taken, we at times have not been able to anticipate these techniques by implementing preventive measures, detecting, or reacting in a timely manner, which has resulted in and could continue to result in, delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents. In addition, the use of open source and third-party software in our Platform has exposed us to security vulnerabilities in the past and will likely continue to expose us to security vulnerabilities in the future.
The use of AI in our products and business practices may increase or create additional cybersecurity and privacy risks, including risks of unauthorized disclosure or exposure of data, breaches, and other security incidents. In particular, the deployment of agentic AI introduces new attack surfaces and risk profiles for us to address. Prompt injection attacks, in which malicious instructions cause an AI agent to take unintended or unauthorized actions, are an emerging threat vector for which established defenses are still developing. As AI use expands across our products and operations, we expect the scale, frequency, and sophistication of AI-targeted attacks to increase. Beyond external threats, agentic AI systems operating with limited human oversight at each step may also inadvertently expose proprietary or confidential information by autonomously executing tasks across data boundaries without explicit human authorization.
Our Platform and services operate in conjunction with, and we are dependent upon, third-party products, services, and components. Our reliance on third-party service providers, including cloud infrastructure providers, payment processors, analytics tools, distribution channels, and customer support providers and platforms, introduces significant and evolving risks related to cybersecurity and data privacy. These risks extend to the third-party AI models, tools, and services that we and our service providers increasingly incorporate into our operations. AI components sourced from third parties may contain vulnerabilities, behave in unintended ways, or be compromised before or after integration with our systems. As AI systems become more autonomous and interconnected, a security failure in a third-party AI component could have cascading effects across our Platform. We do not have complete visibility into or control over the development, training, and security practices of all third-party AI providers in our supply chain, and our contractual protections, vendor assessments, and monitoring capabilities may not be sufficient to prevent or promptly identify such issues in all cases.
Our ability to influence and monitor our third-party service providers’ cybersecurity is limited, and in any event, attackers may be able to circumvent our third-party service providers’ cybersecurity measures. There have been and may continue to be significant attacks on certain of our third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us. Specifically, these third parties have been and may in the future be targeted by threat actors seeking to gain access to our data or systems through a less secure entry point; experience their own security incidents, data breaches, or operational failures, even if unrelated to our specific data, which could still impact our services or expose our users’ information; or employ individuals who are bad actors and could intentionally compromise data or systems, or who may be susceptible to social engineering or other tactics by malicious individuals. Additionally, these third parties may have inadequate security protocols, policies, or infrastructure, creating security weaknesses that we cannot directly control, or fail to promptly identify or remediate vulnerabilities, leading to prolonged exposure.
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

If any unauthorized access to our network, systems, or data, including our sensitive and proprietary information, personal data from our users or creators, or other data, or any other loss or unavailability of, or unauthorized use, modification, disclosure, or other processing of personal data or any other security breach or incident occurs or is believed to have occurred, whether as a result of third-party action, employee negligence, error, or malfeasance, defects, social engineering techniques, ransomware attacks, or otherwise, our reputation, brand, and competitive position could be damaged, our and our users’ and creators’ data and intellectual property could potentially be lost or compromised, and we could be required to spend capital and other resources to alleviate problems caused by such actual or perceived breaches or incidents and remediate our systems. In the past, we have experienced social engineering and phishing attacks aimed at compromising sensitive data, and if similar attacks occur and are successful, this could have a negative impact on our business or result in unfavorable publicity. Additionally, unauthorized access to sensitive data may occur due to user behavior outside of our control, which can nonetheless create the perception that our systems are not secure against third-party access. For example, users may accidentally disclose their passwords or store them on a mobile device that is “SIM swapped,” lost, or stolen, resulting in the disclosure of their personal data and potential account takeovers by bad actors.
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
In addition, global laws and regulations relating to cybersecurity continue to evolve in their scope and complexity. For example, the EU’s Network and Information Systems Directive 2 (“NIS2”) and its implementing laws impose mandatory cybersecurity risk-management and incident reporting obligations on entities operating in a number of sectors, including social networking service platforms. Noncompliance may result in fines of up to the greater of €10 million or 2% of total worldwide annual turnover. NIS2 also introduces personal liability for management personnel, who may face temporary prohibition from exercising managerial functions for serious noncompliance. The EU’s Cyber Resilience Act also imposes mandatory cybersecurity requirements on products with digital elements placed on the EU market, including actively exploited vulnerability reporting, incident reporting, and core product obligations. Noncompliance may result in fines of up to the greater of €15 million or 2.5% of total worldwide annual turnover, and market surveillance authorities may order product withdrawal from the EU market. Our efforts to comply with evolving laws and regulations such as these have and could continue to lead to increased operational costs and we could be exposed to fines, product withdrawal orders, reputational harm, and other adverse impacts to our business if we are, or are alleged to be, unable to comply.
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
We operate our Platform throughout the world and are subject to risks and challenges associated with international business which require considerable management attention and resources. For the three months ended September 30, 2026, approximately 83% of our DAUs and 43% of our revenue was derived from outside the U.S. and Canada region. We intend to continue to expand internationally, and this expansion is a critical element of our future business strategy. However, as we continue to expand internationally, including into developing countries where consumer discretionary spending is relatively weak, while our DAUs increase, the growth rate of our bookings could decelerate due to weaker spending by users from those regions, and our ABPDAU has been and may continue to be negatively impacted. While we have data centers, contractors, creators, and users outside of the U.S., we have limited offices located outside of the U.S. and Canada, and there is no guarantee that our international expansion efforts will be successful. The risks and challenges associated with expanding our international presence and operations include the below, and the occurrence of these and other factors could harm our ability to generate revenue and bookings outside of the U.S. and, consequently, adversely affect our business, financial condition, and results of operations:
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
•our Platform being blocked in certain countries entirely, such as the Republic of Türkiye and certain Middle Eastern and North African countries;
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
The market for an immersive platform for connection and communication is a new and evolving market characterized by rapid, complex, and disruptive changes in technology and user and creator demands that could make it difficult for us to effectively compete. The expectations and needs of our users and creators are constantly evolving. Our future success depends on a variety of factors, including our continued ability to innovate, introduce new products and services efficiently, enhance and integrate our products and services in a timely, safe, secure, and cost-effective manner, extend our core technology into new applications, and anticipate technological developments. If we are unable to react quickly to new technology trends compared to our competitors — such as the continued growth of AI solutions which affect the ways creators create games, the way users consume virtual content, or the degree to which we can safely integrate AI systems — it may harm our business and results of operations. Conversely, our adoption of AI solutions and changes to our AI policies may not be favored by our community of creators and users, and may result in diminished engagement on our Platform. For example, creators may view the increased deployment of AI tools on our Platform as competitive with human-created content or that AI-created content is inferior to human-created content. AI tools may also make it easier for third parties to replicate popular content both on and off our Platform, which could result in unauthorized or infringing content and divert engagement from creators and our Platform generally. Expertise in AI, as well as other emerging technologies, is difficult and costly to obtain given the increasing focus on AI development and competition for talent. Further, legal, social, and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional legal, security, and research and development costs to resolve such issues. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in our use of AI.
We have incorporated, and are continuing to develop and deploy, AI in our products and the operations of our business. Our use of AI in aspects of our Platform may present risks and challenges that could increase as AI solutions become more prevalent. The Roblox Cloud may be more relied upon in the future to facilitate increasingly complex decision-making as it integrates hardware and accelerated machine learning and other AI, for a broad range of compute tasks, including improved personalization, synthetic content generation, enhanced automation of the player experience, and AI systems deployed through our Platform. However, AI algorithms may be flawed and datasets may be insufficient or contain biased information. Even with safeguards in place and oversight, AI systems may make decisions unpredictably or autonomously, such as by generating incorrect, offensive, and/or infringing content and may take actions beyond their intended scope. This can raise new or exacerbate existing ethical, technological, legal, and other challenges, and may negatively affect the performance or the perception of our Platform and the user and creator experience. Certain users have and may in the future attempt to manipulate AI systems to create violative content on our Platform. In addition, threat actors have used and in the future may use AI to enhance the effectiveness of their attacks against our Platform which may cause the loss of availability of the Platform, degradation in services, or compromises to user or company data. Our employees or contractors, or AI agents themselves, may also make errors using AI in the operation of our business which could result in proprietary or other confidential information being exposed externally and other negative outcomes. While we have and will continue to implement safeguards, these deficiencies and potential failures of AI systems due to their nature as increasingly complex and autonomous technology, or the use of AI by threat actors to enhance their attacks, could subject us to increased security risk, competitive harm, regulatory action, legal liability, and reputational harm, especially as the regulatory landscape around AI continues to rapidly develop.

There are also many new and evolving laws and regulations focused on the use of AI, which require us to continually evaluate our obligations and design our systems with compliance in mind. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force in August 2024. Certain of its obligations entered into effect in February 2025, and many of its applicable provisions became effective in August 2026. The European Commission adopted the Digital Omnibus on AI, a legislative package that, among other things, delays the application of certain high-risk AI system deadlines to December 2027 and August 2028, respectively. The AI Act establishes a framework of prohibitions as well as disclosure, transparency, and other regulatory obligations based on various levels of risk for businesses introducing AI systems in the EU, and the Digital Omnibus proposes to expand the scope of prohibited AI practices under the AI Act. Provisions of the AI Act require us to design or restrict our use of AI both in features or products available to our users and in our systems that interact with our users, depending on respective levels of risk-categorization, types of systems, and manner of use, as set forth in the AI Act. The AI Act also requires us to comply with monitoring and reporting requirements. As a result, we expect to devote substantial time and resources to continue to evaluate our obligations under the AI Act, develop our systems and tools, and execute plans designed to promote compliance. Noncompliance with the AI Act could result in fines of up to the greater of €35 million or 7% of annual global turnover for the previous year. There have been numerous other laws and bills proposed at the domestic and international level aimed at regulating the deployment or provision of AI systems and services. For instance, different states have proposed bills or enacted laws relating to aspects of the development and use of AI, including Texas, Colorado, and California. In addition, President Trump released an executive order in December 2025 seeking to establish national standards for AI that would supersede conflicting state laws.
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
Additionally, there are users who have multiple accounts, fake user accounts, or fraudulent accounts created by bots. These actions may be done to inflate user activity in order to make a creator’s game or other content appear more popular than it really is or to enable users to level up or otherwise progress in a game more rapidly. Detecting and taking action with respect to such issues requires considerable judgment and is technically challenging. We strive to detect and minimize fraud, the use of bots, and unauthorized use of our Platform, and while these practices are prohibited in our terms of use and we implement systems and measures to detect and suppress that behavior, when we are unsuccessful, our operating results may be negatively affected. Users may also disagree with our rationale for terminating, suspending, or taking other actions on accounts, which has and could continue to lead to reputational harm and further negatively impact our operating results.

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
We rely on suppliers for data center capacity and certain components of the equipment we use to operate our Platform. Our reliance on these suppliers exposes us to risks, including reduced control over costs and constraints based on the current availability, terms, and pricing of these components and data center capacity. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source for network equipment and servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts are completed. In addition, the technology equipment industry has experienced component shortages and delivery delays, and we have and may in the future experience shortages or delays, including as a result of increased demand in the industry, such as due to rapid growth in AI demand, data center natural disasters, trade control and restrictions, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have data centers and edge data centers that support our Platform. For example, supply chain constraints for servers, memory, and other networking equipment required for our operations have resulted and could in the future result in disruptions and delays for these components and the delivery and installation of such components at our data centers and edge data centers. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of hardware components or data center availability may delay the opening of new data centers, edge data centers, co-location facilities or the creation of fully redundant operations, limit capacity expansion, or replacement of defective or obsolete equipment at existing data centers and edge data centers or cause other constraints on our operations that could damage our ability to serve our creators and users.

Some creators and users on our Platform may make unauthorized, fraudulent, or illegal use of Robux and other digital goods or games on our Platform, including by use of unauthorized third-party websites or “cheating” programs.
Robux and digital goods on our Platform have no authorized market, value, or application outside of our Platform. Creators that participate in our Developer Exchange Program can be paid fiat currency based on the amount of Robux they have accumulated, subject to eligibility. However, users have made and may in the future make unauthorized, fraudulent, or illegal sales, transfers, and/or purchases of Robux, other digital goods, and Roblox accounts on or off of our Platform, including by use of unauthorized third-party websites in exchange for fiat currency or to facilitate digital wagers. For example, some users have made fraudulent use of credit cards owned by others to purchase Robux and offer the purchased Robux for sale at a discount on third-party websites. For the three months ended September 30, 2026, total chargebacks and refunds to us, some of which may have been related to fraud, were approximately 2.1% of bookings.
While we regularly monitor and screen usage of our Platform with the aim of identifying and preventing fraudulent activities, and regularly monitor third-party websites for unauthorized Robux or digital goods offers as well as regularly send cease-and-desist letters to operators of these third-party websites, we are unable to control or stop all unauthorized, fraudulent, or illegal transactions in Robux or other digital goods that occur on or off of our Platform. Although we are not responsible for such third-party activities, our user experience may be adversely affected, and users and/or creators may choose to leave our Platform, if these activities are pervasive. These activities have resulted and may in the future result in negative publicity, disputes, regulatory scrutiny, and legal claims, and measures we take in response may be expensive, time consuming, and disruptive to our operations. Moreover, as we shift to Roblox Wallet in the future, our exposure to these risks may be increased and we will be required to update our systems and controls for preventing and minimizing unauthorized, fraudulent, and illegal payment activity on our Platform, which may be difficult to implement and restrict our operations. The new payment structure of Roblox Wallet may expose us to risks such as account takeovers, unauthorized use of payment credentials, and increased regulatory scrutiny, as well as other risks that are difficult to anticipate. Notwithstanding our efforts, there can be no assurance that our systems and controls will operate as intended or that we will be successful in preventing or mitigating such risks.
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

We have made and are continuing to make investments in privacy, data protection, user safety, cybersecurity, and content review efforts to combat misuse of our services and user data by third parties, including investigations of individuals we have determined to have attempted to access and, in some cases, have accessed, user data without authorization. Our internal teams also continually monitor and work to address any identified unauthorized attempts to access data stored on servers that we own or control or data available to our third-party customer service providers. As a result of these efforts, we have discovered and disclosed, and anticipate that we will continue to discover and disclose, incidents of misuse of or unauthorized access of user data or other undesirable activity by third parties. We have taken steps to protect the data that we have access to, but despite these efforts, our security measures, or those of our third-party service providers, could be insufficient or breached as a result of third-party action, malfeasance, employee errors, service provider errors, technological limitations, defects, or vulnerabilities in our Platform or otherwise. Additionally, many of our employees and third-party service providers with access to user data currently are and may in the future be working remotely, or in higher risk geographic regions as we expand our global footprint, which may increase our employees’ or our third-party service providers’ risk of security breaches or incidents. Moreover, the risk of state-supported and geopolitical-related cyber-attacks may increase with geopolitical events. We have sometimes failed to discover and in the future may not discover all such incidents or activity or be able to respond to or otherwise address them, promptly, in sufficient respects or at all. Such incidents and activities have in the past, and may in the future, involve the use of user data or our systems in a manner inconsistent with our terms, contracts, or policies, the existence of false or undesirable user accounts, theft of in-game currency or virtual items in valid user accounts, and activities that threaten people’s safety on- or offline. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments, whether actual or perceived, may negatively affect user trust and engagement, harm our reputation and brand, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such developments have and may continue to subject us to future litigation and regulatory inquiries, investigations, and proceedings, including from data protection authorities in countries where we offer services and/or have users, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. For the three months ended September 30, 2026, approximately 83% of our DAUs and 43% of our revenue was derived from outside the U.S. and Canada region. While we periodically adjust the price of Robux to account for the relative value of this local currency to the U.S. dollar, these adjustments are not immediate nor do they typically exactly track the underlying currency fluctuations. As a result, rapid appreciation of the U.S. dollar against these foreign currencies has harmed and may continue to harm our reported results and cause the revenue derived from our foreign users and overall revenue to decrease. In addition, even if we do adjust the cost of our Robux in foreign markets to fluctuations in the U.S. dollar, such fluctuations could change the costs of purchasing Robux to our users outside of the U.S., which may adversely affect our business, results of operations, and financial condition, or improve our financial performance.
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
In addition to market and regulatory factors, any future success of the China JV will require a collaborative effort with Tencent to build and operate Luobu and Luobulesi as together, they will form the exclusive basis for growing our penetration in the China market. In addition, upon the occurrence of certain events, such as a termination of certain of the contractual relationships applicable to Luobu, a change of control of us, or the acquisition of 20% of our outstanding securities by certain specified Chinese industry participants, we may be required to purchase Songhua’s interest in the China JV at a fair market value determined at the time of such purchase. Any future requirement to purchase the interest in the China JV from Songhua may have a material adverse effect upon our liquidity, financial condition, and results of operations both as a result of the purchase of such interests and the fact that we would need to identify and partner with an alternative Chinese partner in order for operations to continue in the China market.

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

In May 2026, our Board of Directors authorized the repurchase of up to $3.0 billion of our Class A common stock from time to time through a share repurchase program. Under our program, we may make repurchases of stock from time to time through open market transactions, privately negotiated transactions, and other means in compliance with applicable securities laws, including through Rule 10b5-1 plans. As of September 30, 2026, $2.4 billion remained available for purchase under the program. Our program does not have a fixed expiration date, does not obligate us to repurchase any specific number of shares, and may be suspended or discontinued at any time at our discretion and without prior notice. The timing, manner, price, and amount of any repurchases, if any, will be determined by us at our discretion and will depend on a variety of factors, including legal requirements, price, and economic market conditions. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

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

Certain privacy, biometric information, cybersecurity, and data protection laws and regulations have placed and will continue to place significant privacy, data protection, and cybersecurity obligations on organizations such as ours and may require us to continue to change our policies and procedures. For example, the EU’s General Data Protection Regulation (“GDPR”) imposes stringent data protection requirements regarding EU personal data, and EU regulators may impose fines of up to the greater of €20 million or 4% of total global turnover for the most serious breaches or instances of noncompliance. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach that causes them to suffer harm, (ii) the right of individual member states to impose additional sanctions under local privacy laws over and above the administrative fines specified in the GDPR, and (iii) the ability of supervisory authorities to impose orders requiring companies to modify their practices. Further, the EU’s Data Act (the “Data Act”) became applicable in September 2025. Compliance with the Data Act may require us to adjust contract terms with business partners and enable data sharing in some situations. These changes may result in additional compliance and operational costs, which may affect our business.
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
Because a large number of our DAUs are historically under 13, we face significant risks under the Children’s Online Privacy Protection Act (“COPPA”), Article 8 of the GDPR, and similar regulations. COPPA imposes requirements on operators of websites or online services directed to children under 13 years of age to obtain verifiable parental consent before collecting personal information from children under the age of 13, unless specific exceptions apply, and imposes data retention and information security obligations. As mentioned above, the FTC and certain states are currently investigating our compliance with COPPA and may consider filing claims based on alleged violations of COPPA and other matters. No assurances can be given that our compliance efforts will be sufficient to avoid liability for alleged COPPA violations, and any noncompliance or allegations of noncompliance could expose us to significant liability, penalties, and loss of revenue, significantly harm our reputation, and could be costly and time consuming to address or defend, which could materially adversely affect our business, including our financial condition, operating results, and reputation. To the extent we rely on consent for processing personal data under the GDPR, consent or authorization from the holder of parental responsibility is required in certain cases for the processing of personal data of children under the age of 16, and member states may enact laws that lower that age to 13. Additionally, in certain jurisdictions the law may allow minors to disaffirm their contracts, including our terms of use. If minors on our Platform are able to avoid enforcement of our terms of use under applicable law, it could have a material adverse impact on our business, financial condition, results of operations, and cash flow.
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
Other jurisdictions have adopted laws and regulations addressing privacy, data protection, and cybersecurity, many of which share similarities with the GDPR. For example, Law no. 13.709/2018 of Brazil, the Lei Geral de Proteção de Dados Pessoais or LGPD, applies to our processing of data for users in Brazil, regardless of our location, and grants users rights similar to the GDPR, including a private right of action. Noncompliance could result in fines of up to 2% of our revenue in Brazil or 50 million reais (approximately $9.5 million) per violation. Similarly, the Personal Information Protection Law (“PIPL”) of the People’s Republic of China (“PRC”) imposes extraterritorial obligations similar to the GDPR, including strict data localization requirements. Violations can result in corporate fines of up to 50 million RMB or 5% of prior-year revenue. Notably, the PIPL also imposes personal liability on responsible individuals, including fines up to 1 million RMB and potential bans on serving as a director or senior manager.
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

In addition, the CCPA as modified and supplemented by the California Privacy Rights Act (“CPRA”), requires companies like Roblox to modify their data processing practices and policies, incur compliance-related costs and expenses, and gives California residents the ability to opt out of the selling and sharing of personal information and limit the use of their sensitive personal information. As new regulations are promulgated, we expect to incur further costs and expenses due to additional compliance obligations. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The CCPA has prompted similar legislative developments in other states, including Virginia, Colorado, Utah, Connecticut, Florida, Iowa, Indiana, Montana, Tennessee, Oregon, Delaware, Texas, New Hampshire, New Jersey, Kentucky, Maryland, Nebraska, Rhode Island, Minnesota, Alabama, and Oklahoma.
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
The global regulatory landscape around payment-related activities is characterized by a lack of uniformity and increasing scrutiny especially when younger users are involved. Examples of payment-related activities on our Platform include the purchase of prepaid gift cards, Robux, and subscriptions. In addition, our Developer Exchange Program allows creators to be paid in fiat currency based on the amount of earned Robux they have accumulated under certain conditions. We have seen and may continue to see increased application of laws and regulations typically applicable to financial institutions such as regulations around money transmission, virtual currency, unclaimed property, and gift cards, many of which include anti-money laundering, KYC, and sanction screening obligations to digital game and social media companies. Regulators may impose restrictions or bans on our ability to operate our Developer Exchange Program, creator payment programs we may offer in the future, such as Roblox Wallet, or on the sale of prepaid gift cards. Any such restrictions or prohibitions may adversely affect our Platform, business, revenue, bookings, and our creators. In the U.S., the SEC, its staff, and similar state regulators have deemed certain virtual currencies to be securities subject to regulation under the federal and state securities laws. While we do not consider Robux to be a regulated virtual currency, money transmission, or security, if Robux were deemed to be subject to such federal or state laws, we may be required to redesign our Platform in a manner that would be disruptive to operations and costly to implement, which may threaten the viability of the Platform. We may also be subject to enforcement or other regulatory actions by federal or state regulators, as well as private litigation, which could be costly to resolve. For example, some existing laws regarding the regulation of currency, money transmitters and other financial institutions, and unclaimed property have been interpreted to cover virtual currencies, and could potentially be viewed as covering Robux.

The increased use of interactive entertainment offerings like ours by consumers, including younger consumers, has prompted and may continue to prompt calls for more stringent consumer protection laws and regulations throughout the world that may impose additional burdens on companies such as ours making virtual currencies like Robux available for sale. For example, in the EU, consumer regulatory authorities issued the Consumer Protection Guidelines, which are new interpretations of existing law regarding virtual currencies that would treat certain virtual currencies as a representation of value and therefore impose strict disclosure and other requirements on the offer and acquisition of those virtual currencies. The European Commission has also indicated that it will seek to enact new legislation in the near future to provide additional protections for consumers online, including in the context of video games and e-commerce. In the U.K., the ICO has published industry guidance for game developers on how to comply with the AADC, including recommendations relating to in-game purchases, and the U.K. Digital Markets, Competition and Consumers Act also introduces specific obligations regarding transparent pricing and subscription contracts. These regulations and guidance could require us to make changes to our Platform, products, or policies or how we operate our business in certain jurisdictions and could have a material adverse effect on our business, financial condition, or results of operations. Increased regulatory scrutiny globally may increase compliance obligations and require us to devote legal and other resources and make changes to our Platform to address such regulations or otherwise become subject to fines or other penalties, which may negatively impact our business and results of operations.
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
In some cases, our software and games are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, Data Security Program, and trade and economic sanctions, including those administered by OFAC, which we collectively refer to as Trade Control Laws and Regulations. Thus, we are subject to laws and regulations that could limit our ability to offer access or full access to our Platform and games to certain persons and in certain countries or territories. For example, certain U.S. laws and regulations administered and enforced by OFAC may limit our ability to give certain users and creators access to aspects of our Platform and games. Trade Control Laws and Regulations are complex and dynamic, and monitoring and ensuring compliance can be challenging. In addition, we rely in part on our payment processors for compliance with certain of these Trade Control Laws and Regulations, including preventing paid activity by users and creators that attempt to access our Platform from various jurisdictions comprehensively sanctioned by OFAC, including Cuba, Iran, North Korea, and sanctioned regions of Ukraine. While we implement risk-based controls to limit access to users and creators from certain of these countries and territories where appropriate, there can be no guarantee we will be found to have been in full compliance with Trade Control Laws and Regulations during all relevant periods. Any failure by us or our payment processors to comply with the Trade Control Laws and Regulations may lead to violations of the Trade Control Laws and Regulations that could expose us to liability. Additionally, following Russia’s invasion of Ukraine, the U.S. and other countries imposed certain economic sanctions and severe export control restrictions against Russia and Belarus and have continued to strengthen these controls. These countries could continue to increase these sanctions and export restrictions or take other actions that could impact our business. Any failure to comply with applicable laws and regulations could have negative consequences for us, including reputational harm, government investigations, and monetary penalties. In addition, various foreign governments may also impose controls, export license requirements, and/or restrictions applicable to our Platform and games. Compliance with such applicable regulatory requirements may create delays in the introduction of our Platform in some international markets or prevent certain international users and creators from accessing our Platform.

Changes in tax laws and unclaimed property audits by governmental authorities could have a material adverse effect on our business, cash flow, results of operations, or financial condition.
We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, among other factors, may lead to fluctuations in our tax liability, reporting obligations, and effective tax rates. These changes could also adversely affect our tax positions and increase our cost of compliance. For example, evolving U.S. tax policy, including new tax reform provisions and future guidance, could affect our overall tax strategy, and we continue to evaluate the potential impact. Certain jurisdictions, such as Italy, the U.K., and France, have enacted digital services taxes on certain digital revenue streams, which could subject us to additional tax liabilities. Other jurisdictions, such as Brazil, have enacted or proposed indirect tax reform which may impose value added tax on sales of electronically supplied services. Further, in response to new or additional U.S. tariffs or taxes, countries may impose retaliatory digital services taxes or other similar measures. In addition, certain U.S. states and localities have enacted or proposed new taxes and fees targeting digital advertising, social media, and other online platforms, some of which are calculated based on the number of users in the jurisdiction or restrict our ability to pass such costs through to users. Such laws and other attempts to impose taxes on e-commerce activities would likely increase the cost to us of operating our business, discourage users from engaging with our Platform, or otherwise adversely affect our business, results of operations, or financial condition. A number of U.S. states, the U.S. federal government, and foreign jurisdictions have also implemented and may impose reporting or record-keeping obligations for digital platforms. These new requirements may require us to modify our data processing and reporting practices and policies, which may cause us to incur substantial costs and expenses to comply with. Any failure by us to comply with these and similar information reporting and withholding obligations could result in substantial liabilities, monetary penalties, and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.
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
Pillar Two provides for a global minimum tax that establishes a floor for tax competition among jurisdictions. Pillar Two has been implemented into the domestic laws of EU members, among other jurisdictions, and is being considered for implementation by other countries. On January 5, 2026, the OECD announced a side-by-side elective safe harbor that exempts U.S.-parented multinational businesses from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. We currently operate in countries that have digital services taxes and that have enacted all or portions of the Pillar Two framework. Any developments or changes in federal, state, or international tax laws or tax rulings, with respect to the foregoing or otherwise, could adversely affect our compliance costs, effective tax rate, and operating results.
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
We are subject to the Foreign Corrupt Practices Act and similar anti-corruption and anti-bribery laws, and anti-money laundering laws, and noncompliance with such laws can subject us to criminal or civil liability and harm our business, financial condition, and results of operations.
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
Our success relies in part on the ability of creators to drive engagement with content that is challenging, engaging, fun, interesting, and novel. Creators are responsible for clearing the rights to all of the content they upload to our Platform or physical goods that they make available for sale, but some creators may upload content or link goods that infringes the rights or violates the terms of use of third parties in violation of our terms of use. We rely upon legal protections in various jurisdictions to protect us from claims of monetary damages for content that is uploaded to and stored on our Platform at the direction of our users, or counterfeit goods and copyright-infringing material made available for sale, but those protections may change or disappear over time, increasing our exposure for claims of copyright or other intellectual property infringement. If we should lose or fail to qualify for statutory or other legal protections that immunize us from monetary damages for intellectual property infringement, the damages could be significant and have a material impact on our business. While we have implemented measures designed to limit our exposure to claims of intellectual property infringement, such as our self-serve License Manager which facilitates content licensing, intellectual property owners may still allege that we failed to take appropriate measures to prevent infringing activities on our systems, that we turned a blind eye to infringement, or that we facilitated, induced, or contributed to infringement.
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
We may also enter into license agreements with various licensors, including record labels, music publishers, performing rights organizations, and collective management organizations, that require us to obtain licenses that authorize the storage and use of content uploaded by our users. We may not be able to develop technological solutions to comply with these license agreements on economically reasonable terms and there is no guarantee that we will be able to enter into agreements with all relevant rights holders on terms that we deem reasonable. Compliance may therefore negatively impact our financial prospects.
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
We have been and may in the future become subject to intellectual property disputes, as well as costs and awards of damages and/or injunctive relief as a result of these disputes, and we may be subject to liability for our intellectual property that we license to third parties. Our success depends, in part, on our ability to develop and commercialize our Platform without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, there is no assurance that our technologies or Platform will not be found to infringe, misappropriate, or otherwise violate the intellectual property rights of third parties. We also have entered into agreements with third parties to manufacture and distribute merchandise based on user content on our Platform, and there is a possibility that such content could be found to be infringing. Lawsuits are time consuming and expensive to resolve and they divert management’s time and attention. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. Companies in the internet, technology, and gaming industries own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain a higher profile, the possibility of intellectual property rights and other claims against us grows. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them.
We have a number of issued patents. We have also filed a number of additional U.S. and foreign patent applications, but these applications may not successfully result in issued patents. Any patent litigation against us may involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents and patent applications may provide little or no deterrence as we would likely recover little to no damages if we assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from exercising intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we could be forced to limit or cease access to our Platform or cease business activities related to such intellectual property. In addition, we may need to settle litigation and disputes on terms that are unfavorable to us. We may be required to make substantial payments for legal fees, settlement fees, damages, royalties, license, or other fees in connection with a claimant securing a judgment against us. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not negatively affect our business, financial condition, or results of operations. Any intellectual property claim asserted against us, or for which we are required to provide indemnification, may require us to cease selling or using or to recall products that incorporate the intellectual property rights that we allegedly infringe, misappropriate, or violate; make substantial payments for legal fees, settlement payments, or other costs or damages; obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or redesign or rebrand the allegedly infringing products to avoid infringement, misappropriation, or violation, which could be costly, time consuming, or impossible.
Furthermore, certain federal statutes in the U.S. may apply to us with respect to various activities of our users, including the Digital Millennium Copyright Act of 1998 (“DMCA”) and Section 230 of the CDA. For example, our communications filters are designed to target speech we determine to be offensive based on our objective of creating a civil and safe place for all users. Bills have recently been proposed in Congress calling for a range of changes to Section 230 which include a complete repudiation of the statute to modifications of it in such a way as to remove certain social media companies from its protection. The scope and application of Section 230 immunity by courts is also evolving, with courts finding with greater frequency that alleged harm arising from third-party content was attributable to platform conduct and design choices that are not afforded Section 230 immunity. The FCC may also consider reforms to Section 230, which could include taking action to limit the scope of Section 230 and certain liability protections provided to online service providers and other entities. If Section 230 is repealed, amended, and/or continues to be modified by judicial determination, we could potentially be subject to liability if we continue to moderate speech, even if that speech were offensive to our users, or we could experience a decrease in user activity and revenues if we are unable to maintain a safe environment for our users if certain blocking and screening activities are prohibited by law. In addition, certain states have either passed or are debating laws that would create potential liability for moderating or removing certain user content. While we believe these laws are of dubious validity under the U.S. Constitution and in light of Section 230, they nevertheless present some risk to our content-moderation efforts going forward.

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
Additionally, we have incorporated, and are continuing to develop and deploy, AI in our products and the operations of our business. Content used to create, or created by using, AI tools and products may not be subject to copyright protection, the determination of which may adversely affect our intellectual property rights in, or ability to deploy, commercialize or use, such tools and products or the underlying content. Moreover, our AI training and content created by our AI tools and products may be subject to copyright infringement and DMCA disputes, particularly as the transformative nature of AI and the applicability of defenses such as the fair-use doctrine are the subject of unfolding judicial interpretation. In the U.S., a number of companies have faced civil lawsuits related to the foregoing and other issues, the outcome of any one of which may, among other things, require us to limit the ways in which we use AI in our business. In addition, regulatory obligations may require us to modify our practices with respect to intellectual property used in AI development. In addition to lawsuits and regulations focused on the AI service providers and deployers themselves, our use of output produced by AI tools may also expose us to claims, increasing our risks of liability.
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
Some of our agreements with third parties include indemnification provisions under which we agree to indemnify these third parties for losses suffered or incurred as a result of claims of intellectual property infringement, or other liabilities relating to or arising from our software, services, Platform, or other contractual obligations. Large indemnity payments could harm our business, results of operations, and financial condition. Although we typically contractually limit our liability with respect to such indemnity obligations, those limitations may not be fully enforceable in all situations, and we may still incur substantial liability under the applicable agreements. Any dispute with a third party with respect to such obligations could negatively affect our relationship with such a party and harm our business and results of operations.
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

We have certain policies and procedures in place to monitor our use of open source software that are designed to avoid subjecting our Platform to adverse open source licensing conditions. However, the terms of various open source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of or monetization of the open source software. We may from time to time face claims from third parties claiming ownership of, or demanding release of, the software or derivative works that we developed using such open source software, which could include proprietary portions of our source code, or otherwise seeking to enforce the terms of the applicable open source licenses. Enforcement activity for open source licenses can be unpredictable and the terms of open source licenses can often be ambiguous. These claims could result in litigation and require us to make those proprietary portions of our source code freely available, purchase a costly license, make it difficult to monetize our products, or cease offering the implicated software or services unless and until we can re-engineer to no longer use the applicable open source software. This re-engineering process could require significant additional research and development resources and we may not be able to complete it successfully.
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

•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
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
Third parties also regularly publish data about us and other mobile, gaming, and social platform companies with respect to DAUs, revenue, bookings, top games, game charts, hours engaged, and other information concerning application usage. These metrics are proprietary to the provider, and in many cases do not accurately reflect the actual levels of bookings, revenue, or user engagement across all platforms. There is a possibility that third parties could change their methodologies for calculating these metrics in the future. For example, short sellers have and may in the future publish reports relying in part on such metrics. These reports appear intended to decrease the price of our Class A common stock and have resulted in and may result in claims, litigation, or investigations due to any published allegations by stockholders, regulators, and others. To the extent that securities analysts or investors base their views of our business or prospects on such third-party data, including reports of short sellers, the price of our Class A common stock may be volatile and may not reflect the performance of our business.
The dual class stock structure of our common stock has the effect of concentrating voting control in David Baszucki, our Founder, President, CEO, and Chair of our Board of Directors, which limits or precludes your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Founder, President, CEO, Chair of our Board of Directors, and largest stockholder, David Baszucki, and his affiliates, beneficially own 100% of our outstanding Class B common stock, representing a substantial percentage of the voting power of our capital stock, which voting power may increase over time as Mr. Baszucki exercises or vests in his equity awards. Mr. Baszucki and his affiliates could exert substantial influence over matters requiring approval by our stockholders. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. We believe we are eligible for, but do not intend to take advantage of, the “controlled company” exemption to the corporate governance rules for NYSE-listed companies. The dual class structure of our common stock may trigger actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure, which could result in the trading price of our Class A common stock being adversely affected.

Nevada law and provisions in our articles of incorporation and bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our Class A common stock.
Nevada’s “combinations with interested stockholders” statutes (Nevada Revised Statutes (“NRS”) 78.411 through 78.444, inclusive) prohibit specified types of business “combinations” between certain Nevada corporations and any person deemed to be an “interested stockholder” for two years after such person first becomes an “interested stockholder” unless the corporation’s board of directors approves, in advance, either the combination or the transaction by which such person becomes an “interested stockholder,” or unless the combination is approved by the board of directors and 60% of the corporation’s voting power not beneficially owned by the interested stockholder, its affiliates, and associates. Further, in the absence of prior approval, certain restrictions may apply even after such two-year period. However, these statutes do not apply to any combination of a corporation and an interested stockholder after the expiration of four years after the person first became an interested stockholder. For purposes of these statutes, an “interested stockholder” is any person who is (1) the beneficial owner, directly or indirectly, of 10% or more of the voting power of the outstanding voting shares of the corporation, or (2) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding shares of the corporation. The definition of the term “combination” is sufficiently broad to cover most significant transactions between a corporation and an “interested stockholder.” These statutes generally apply to Nevada corporations with 200 or more stockholders of record. However, a Nevada corporation may elect in its articles of incorporation not to be governed by these particular laws, but if such election is not made in the corporation’s original articles of incorporation or in an amendment effective prior to the company having 200 or more stockholders of record, then the amendment (1) must be approved by the affirmative vote of the holders of stock representing a majority of the outstanding voting power of the corporation not beneficially owned by interested stockholders or their affiliates and associates, and (2) is not effective until 18 months after the vote approving the amendment and does not apply to any combination with a person who first became an interested stockholder on or before the effective date of the amendment. We have expressly elected not to be governed by these provisions in our articles of incorporation, so they do not apply to us.
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
Our bylaws provide that the Eighth Judicial District Court of Clark County, Nevada (or, if such court does not have jurisdiction, another state district court in Nevada) is the exclusive forum for any action, suit, or proceeding, whether civil, administrative, or investigative (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court following such determination)):
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
This provision does not apply to suits brought to enforce any direct claim asserted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Our bylaws further provide that the federal district courts of the U.S. will be the exclusive forum for resolving any claim asserting a cause of action arising under the Securities Act. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, stockholders, officers, or other employees, which may discourage lawsuits against us and our directors, stockholders, officers, and other employees. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. There has been uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings; however, Nevada law (specifically, NRS 78.046) expressly permits the articles of incorporation or bylaws of a corporation, to the extent not inconsistent with any applicable jurisdictional requirements and the laws of the U.S., to include such provisions. We also note that stockholders cannot waive compliance (or consent to noncompliance) with the federal securities laws and the rules and regulations thereunder. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find either exclusive-forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could significantly harm our business.
Our articles of incorporation include a jury trial waiver that could limit the ability of our stockholders to bring or demand a jury trial for internal actions.
Our articles of incorporation provide that, to the fullest extent permitted by the NRS and not inconsistent with any applicable laws of the U.S., any and all internal actions (as defined in NRS 78.046) to be tried in any court of the State of Nevada must be tried before the presiding judge as the trier of fact, and not before a jury. Our articles of incorporation further provide that this requirement operates as a waiver of the right of trial by jury by each party to any internal action to which such requirement applies. However, this requirement does not limit or otherwise affect our stockholders’ right to a jury trial in any action, suit, or proceeding that is not an internal action. This waiver is expressly authorized by statute, but the enforceability of this waiver has not yet been adjudicated in a court of competent jurisdiction.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. We have our headquarters and a large employee presence in San Mateo, California, an area which in recent years has been increasingly susceptible to fires, severe weather events, and power outages, any of which could disrupt our operations, and which contains active earthquake zones. In the event of a major earthquake, hurricane, or other catastrophic event such as fire, power loss, rolling blackouts, telecommunications failure, pandemic, geopolitical conflicts such as in Ukraine and the Middle East, cyber-attack, war, terrorist attacks, or other physical security threats, including violence directed at the Company or our personnel, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our Platform development, lengthy interruptions in our Platform, breaches of security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Certain catastrophic events would also cause disruptions to the internet or the economy as a whole. Global climate change could also result in natural disasters occurring more frequently or with more intense effects, which could cause business interruptions. A future health crisis like the COVID-19 pandemic, as well as the actions taken by various governments, businesses, and individuals in response, may also impact our business, operations, and financial results in ways that we may not be able to accurately predict. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Our disaster recovery plan may not be sufficient to address all aspects of any unanticipated consequence or incident, we may not be able to maintain business continuity at profitable levels or at all, and our insurance may not be sufficient to compensate us for the losses that could occur.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes our Class A common stock share repurchase activity for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1 - July 31, 2026	—	$—	—	$2,620	million
August 1 - August 31, 2026	—	$—	—	$2,620	million
September 1 - September 30, 2026	4,360	$45.87	4,360	$2,420	million
Total	4,360		4,360
(1)In May 2026, our Board of Directors authorized a share repurchase program for up to $3.0 billion of our Class A common stock. The program has no expiration date. For more information regarding the program, see Note 9, “Stockholders’ Equity/(Deficit)” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
On August 7, 2026, Matt Kaufman, our Chief Safety Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 71,334 shares of Class A common stock, with the actual number of shares sold determined based on a written formula at specified market prices. The trading arrangement expires on November 30, 2027, or earlier if all transactions under the trading arrangement are completed.
Each trading arrangement described above was entered into during an open insider trading window and is intended to satisfy the affirmative defense in Rule 10b5-1(c) and our policies regarding insider transactions. Each such trading arrangement begins trading only after any outstanding prior trading arrangement of the relevant director or officer has terminated.

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

Roblox Corporation

Date: October 29, 2026	By:	/s/ Naveen Chopra

Naveen Chopra
Chief Financial Officer
(Principal Financial Officer)